Form 10-Q
period 2015-03-31
ROSE ROCK INC.
filed 2015-05-11
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-202071

ROSE ROCK, INC

(Exact name of registrant as specified in its charter)

Nevada	45-2019013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Rose Glen Road, Gladwyne, Pa	19035
(Address of principal executive offices)	(Zip Code)

(484-417-6665)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Number of shares of issuer's common stock outstanding as of March 31, 2015 was 7,000,000.

ROSE ROCK, INC

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSE ROCK INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$26,589	$7,000
Total current assets	26,589	7,000

TOTAL ASSETS	$26,589	$7,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - shareholder	$—	$224
Accrued expenses	2,590	—
Total current liabilities	2,590	224

TOTAL LIABILITIES	2,590	224

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized,
7,000,000 and 5,000,000 shares issued and outstanding
at March 31, 2015 and December 31, 2014, respectively	7,000	5,000
Additional paid-in capital	33,000	15,000
Accumulated deficit	(16,001)	(13,224)
Total stockholders' equity	23,999	6,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,589	$7,000

The accompanying notes are an integral part of these financial statements.

ROSE ROCK INC.

STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

REVENUE	$—

OPERATING EXPENSES
General and administrative	2,777

Total operating expenses	2,777

Net loss before income taxes	(2,777)

Income tax provision	—

NET LOSS	$(2,777)

Weighted average number of shares outstanding - basic and diluted	6,280,000

Earning per share - basic and diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

ROSE ROCK INC.

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

Cash Flows from Operating Activities:

Net Loss	$(2,777)

Changes in operating liabilities:
Accrued expenses	$2,590
Net Cash used in Operating Activities	(187)

Cash flows from Financing Activities:

Repayment of loan stockholder loan	(224)
Proceeds from issuance of common stock	20,000
Net Cash provided by Financing Activities	19,776

Increase in cash	19,589
Cash at beginning of period	7,000
Cash at end of period	26,589

The accompanying notes are an integral part of these financial statements.

ROSE ROCK INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Rose Rock Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014. The Company is in the development stage whose purpose is to seek to acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the period presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form S-1/A filed with the SEC on April 17, 2015.

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and has an accumulated deficit of $16,001 at March 31, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended March 31, 2015 to the Company’s effective tax rate is as follows:

Income tax expense at statutory rate		$(950)
Change in valuation allowance		950
Income tax expense per books	$	-)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2015 are as follows:

Net Operating Loss		$5,440
Valuation allowance		(5,440)
Net deferred tax asset	$	-)

The Company has approximately $16,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

At inception the company issued 5,000,000 common shares to its founder for a cash contribution of $20,000.

During the three months ended March 31, 2015 the Company issued 2,000,000 shares of common stock to unaffiliated investors for proceeds of $20,000.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through, the date these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to ROSE ROCK, INC, a Nevada corporation.

Special note regarding forward–looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

☐	uncertainties relating to general economic and business conditions;
☐	industry trends; changes in demand for our products and services;
☐	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
☐	announcements or changes in our pricing policies or that of our competitors;
☐	unanticipated delays in the development, market acceptance or installation of our products and services;
☐	changes in government regulations; availability of management and other key personnel;
☐	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
☐	worldwide political stability and economic growth.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

ROSE ROCK INC. was incorporated in the State of Nevada on September 26, 2014, and our fiscal year end is December 31. The Company’s purpose is to consult to various US companies who seek to do business in China as well as Chinese companies looking to enter the US markets.

The Company's website is currently under development.

Our audit of financial statements as of December 31, 2014 and for the period from inception (September 26, 2014) to December 31, 2014 contained a "substantial doubt" going concern opinion from our independent registered public accounting firm. We have $26,589 in cash at March 31, 2015. The Company has not generated any revenues since inception and has an accumulated deficit of $16,001 at March 31, 2015

Where you can find us:

1350 Rose Glen Rd

Gladwyne, PA 19035

484-417-6665

e-mail: ysun123@hotmail.com

We received our initial funding of $20,000 through the sale of 5,000,000 shares of common stock to our sole officer and director Xingzhong Sun 5,000,000 shares of our common stock at $0.004.  Our financial statements for the three months ended March31, 2015 report no revenues and a net loss of $2,777

Our sole officer has other outside business activities, will not be taking a salary during the development of our businesses, and, as such, he will be devoting between 20-75% of time, or 8-30 hours per week to our operations.  We feel that the time provided by management is sufficient to develop the business as we will also use outside sales and contractors when needed.  Much of this time will be devoted to management of sales, solidifying industry contacts, and overseeing outside contractors.  We do not currently have any contracts or agreements in place with any outside sales or development contractors.

Results of Operations – Three Months Ended March 31, 2015

Summary of Operations:

We did not generate any.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were

$2,777 for the three months ended March 31, 2015.

For the three months ended March 31, 2015, our total $2,777 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

Due to the fact that we were formed on September 26, 2014 there is no comparative information to be reported in this form 10-Q

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our costs of capital and improve our revenue. If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

Net cash used in operations was ($187) during the three months ended March 31, 2015. Net cash flows used in operating activities for the three months ended March 31, 2015 mainly consisted of a net loss of $2,777, offset by an increase in accrued expenses of $2,590.

Cash provided by investing activities totaled $19,776 for the three months ended March 31, 2015, which consisted mainly of the proceeds from the sale of common stock.

Assets and Liabilities:

For the three months ended March 31, 2015, we had total current assets of approximately $26,589 and current liabilities of approximately $2,590.

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A. RISK FACTORS

There are no material changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

At inception the company issued 5,000,000 common shares to its founder for a cash contribution of $20,000.

During the three months ended March 31, 2015 the Company issued 2,000,000 shares of common stock to unaffiliated investors for proceeds of $20,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE ROCK, INC

(Registrant)

By: /s/ Xingzhong Sun

Xingzhong Sun
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Date: May 8, 2015