Form 10-Q
period 2015-06-30
DATASEA INC.
filed 2015-07-28
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-202071

DATASEA INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2019013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1350 Rose Glen Road, Gladwyne, Pa	19035
(Address of principal executive offices)	(Zip Code)

(484) 417-6665
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of June 30, 2015 was 7,000,000.

DATASEA INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

(F/K/A ROSE ROCK INC.)

BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$22,923	$7,000
Total current assets	22,923	7,000

TOTAL ASSETS	$22,923	$7,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - shareholder	$—	$224
Accrued expenses	3,691	—
Total current liabilities	3,691	224

TOTAL LIABILITIES	3,691	224

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,000,000 and 5,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	7,000	5,000
Additional paid-in capital	33,000	15,000
Accumulated deficit	(20,768)	(13,224)
Total stockholders' equity	19,232	6,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,923	$7,000

The accompanying notes are an integral part of these financial statements.

DATASEA INC.

(F/K/A ROSE ROCK INC.)

STATEMENT OF OPERATIONS

(UNAUDITED)

	Six months ended	Three months ended
	June 30, 2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	7,544	4,767

Total operating expenses	7,544	4,767

Net loss before income taxes	(7,544)	(4,767)

Income tax provision	—	—

NET LOSS	$(7,544)	$(4,767)

Earning per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	6,641,989	7,000,000

The accompanying notes are an integral part of these financial statements.

DATASEA INC.

(F/K/A ROSE ROCK INC.)

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

Cash Flows from Operating Activities:

Net Loss	$(7,544)

Changes in operating liabilities:
Accrued expenses	$3,691
Net Cash used in Operating Activities	(3,853)

Cash flows from Financing Activities:

Repayment of loan stockholder loan	(224)
Proceeds from issuance of common stock	20,000
Net Cash provided by Financing Activities	19,776

Increase in cash	15,923
Cash at beginning of period	7,000
Cash at end of period	22,923

The accompanying notes are an integral part of these financial statements.

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name on May 27, 2015 by amending its articles of incorporation. The Company is in the development stage whose purpose is to seek to acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form S-1/A filed with the SEC on April 17, 2015.

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

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and has an accumulated deficit of $20,768 at June 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended June 30, 2015 to the Company’s effective tax rate is as follows:

Income tax expense at statutory rate		$(2,565)
Change in valuation allowance		2,565
Income tax expense per books	$	-)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2015 are as follows:

Net Operating Loss		$7,060
Valuation allowance		(7,060)
Net deferred tax asset	$	-)

The Company has approximately $20,700 of net operating losses (“NOL”) carried forward to offset taxable income,

if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

During the six months ended June 30, 2015 the Company issued 2,000,000 shares of common stock to unaffiliated investors for proceeds of $20,000.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through, the date these financial statement were available to be issued. Based on the evaluation no material events have occurred that require recognition in or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to DATASEA INC., a Nevada corporation.

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

Overview

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name on May 27, 2015 by amending its articles of incorporation. The Company is in the development stage whose purpose is to seek to acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

The Company's website is currently under development.

We have been issued a "substantial doubt" going concern opinion from our auditors. We have $22,923 in cash as of June 30, 2015. The Company has not generated any revenues since inception and has an accumulated deficit of $20,768 at June 30, 2015

Where you can find us:

1350 Rose Glen Rd

Gladwyne, PA 19035

484-417-6665

e-mail: ysun123@hotmail.com

We received our initial funding of $20,000 through the sale of 5,000,000 shares of common stock to our sole officer and director Xingzhong Sun 5,000,000 shares of our common stock at $0.004.  Our financial statements report no revenues and a net loss of $4,767 and $7,544 for the three and six months ended June 30, 2015. Our independent auditors have issued an audit opinion for Datasea Inc., which includes a statement expressing substantial doubt as to our ability to continue as a going concern relating to our financial statements as of and for the period ended December 31,2014.

Pursuant to the terms of a Stock Purchase Agreement, Zhixin Liu purchased a total of 4,000,000 shares of the Company’s issued and outstanding common stock from Xingzhong Sun, the sole officer, director and majority shareholder of the Company. The total of 4,000,000 shares represents 57.14% of the Company’s outstanding common stock. As part of the transaction, the following change to the Company’s directors has occurred:

•	As of May 26, 2015, Zhixin Liu was elected as the Company’s member and Chairman of Board of Directors.

Results of Operations – for the three months and Six Months Ended June 30, 2015

Summary of Operations:

Revenue for the three months ended June 30, 2015 and six months ended June 30, 2015 respectively was $0

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $4,767 for the three months ended June 30, 2015 and $7,544 for the six months ended June 30, 2015.

For the three months ended June 30, 2015 and six months ended June 30, 2015, our total operating expenses of $4,767 and $7,544 respectively in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

Other income (expenses)

None

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

No comparative information is available since the company was formed on September 26, 2014.

Net cash used in operations was ($3,853) during the six months ended June 30, 2015. Net cash flows used in operating activities for the six months ended June 30, 2015 mainly consisted of a net loss of $7,544 offset by increase in accrued expenses.

Cash provided by investing activities totaled $19,776 for the six months ended June 30, 2015. Net cash flows provided by investing activities consists of proceeds from the issuance of common stock.

Assets and Liabilities:

For the six months ended June 30, 2015, we had total current assets of approximately $22,923 and current liabilities of approximately $3,691.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

At inception the company issued 5,000,000 common shares to its founder for a cash contribution of $20,000.

During the six months ended June 30, 2015 the Company issued 2,000,000 shares of common stock to unaffiliated investors for proceeds of $20,000.

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

DATASEA INC.

(Registrant)

By: /s/ Xingzhong Sun

Xingzhong Sun
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Date: July 28, 2015