Form 10-Q/A
period 2015-06-30
DATASEA INC.
filed 2015-09-28
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares of issuer's common stock outstanding as of June 30, 2015 was 7,000,000.

 EXPLANATORY NOTE

Datasea Inc. (“we”, “our” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed with the Securities and Exchange Commission on July 28, 2015 (the “Original Filing”). This Amendment is being filed solely to revise the Company’s shell status on the cover page.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Form 10-Q, nor does it modify or update any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1 *	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed previously

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

Date: September 28, 2015