Form 10-Q
period 2015-09-30
DATASEA INC.
filed 2015-11-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-202071

DATASEA INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2019013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1 Xinghuo Rd. Changning Building, Suite 21BC1
Fengtai District, Beijing, P.R. China	100070
(Address of principal executive offices)	(Zip Code)

(86)10-58401996
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

Number of shares of issuer's common stock outstanding as of November 12, 2015 was 11,000,000.

DATASEA INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

(F/K/A ROSE ROCK INC.)

BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2015	December 31, 2014

CURRENT ASSETS
Cash	$19,423	$7,000
Total current assets	19,423	7,000

TOTAL ASSETS	$19,423	$7,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - shareholder	$—	$224
Accrued expenses	6,805	—
Total current liabilities	6,805	224

TOTAL LIABILITIES	6,805	224

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,000,000 and 5,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	7,000	5,000
Additional paid-in capital	33,000	15,000
Accumulated deficit	(27,382)	(13,224)
Total stockholders' equity	12,618	6,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,423	$7,000

The accompanying notes are an integral part of these financial statements.

DATASEA INC.

(F/K/A ROSE ROCK INC.)

STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine months ended	Three months ended
	September 30, 2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	14,158	6,614

Total operating expenses	14,158	6,614

Net loss before income taxes	(14,158)	(6,614)

Income tax provision	—	—

NET LOSS	$(14,158)	$(6,614)

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	6,762,637	7,000,000

The accompanying notes are an integral part of these financial statements.

DATASEA INC.

(F/K/A ROSE ROCK INC.)

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

Cash Flows from Operating Activities:

Net Loss	$(14,158)

Changes in operating liabilities:
Accrued expenses	$6,805
Net Cash used in Operating Activities	(7,353)

Cash flows from Financing Activities:

Repayment of loan stockholder loan	(224)
Proceeds from issuance of common stock	20,000
Net Cash provided by Financing Activities	19,776

Increase in cash	12,423
Cash at beginning of period	7,000
Cash at end of period	19,423

The accompanying notes are an integral part of these financial statements.

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name on May 27, 2015 by amending its articles of incorporation. The Company is in the development stage whose purpose is to seek to acquire an interest in business opportunities presented to it by persons or firms seeking the potential advantages of becoming a company with its securities registered pursuant to the Securities Exchange Act of 1934, as amended. Subsequent to the period covered by this report, on October 29, 2015, the Company consummated a transaction pursuant to which it acquired a company meeting this criteria (see Note 6).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not contain all of the information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s registration statement on Form S-1/A filed with the SEC on April 17, 2015.

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

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

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-Up Costs

In accordance with ASC 720, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and has an accumulated deficit of $27,382 at September 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended September 30, 2015 to the Company’s effective tax rate is as follows:

Income tax expense at statutory rate	$(5,000)
Change in valuation allowance	5,000
Income tax expense per books	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2015 are as follows:

Net Operating Loss	$9,500
Valuation allowance	(9,500)
Net deferred tax asset	$—

The Company has approximately $27,300 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

DATASEA INC.

(F/K/A Rose Rock, Inc.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has 75,000,000 authorized shares of common stock, par value of $0.001 per share (the “Common Stock”).  Each share of Common Stock entitles the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

At inception, the Company issued 5,000,000 shares of Common Stock to its founder for a cash contribution of $20,000.

During the nine months ended September 30, 2015 the Company issued 2,000,000 shares of common stock to unaffiliated investors for proceeds of $20,000.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through, the date these financial statement were available to be issued.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), agreed to transfer all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC to become wholly-owned subsidiaries of the Company, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became a variable interest entity of the Company. The transaction will be accounted for by the Company as a reverse merger, with Shuhai Skill and its subsidiaries being the reporting company after the date of the agreement.

As of October 27, 2015, the Company’s founder, Xingzhong Sun, had sold all of his shares of Common Stock in the Company to Zhixin Liu, one of the owners of Shuhai Skill (HK). The above transactions resulted in a change of control of the Company. Following the change of control, Zhixin Liu and her father, Fu Liu, owned approximately 82% of the outstanding shares of Common Stock. As of October 29, 2015, there were 11,000,000 shares of Common Stock issued and outstanding, 9,000,000 of which were owned by Zhixin Liu and Fu Liu.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Datasea Inc., a Nevada corporation.

Cautionary Note Regarding Forward–Looking Statements

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

☐	uncertainties relating to our ability to establish and operate our business in China;
☐	uncertainties relating to general economic and business conditions;
☐	industry trends; changes in demand for our products and services;
☐	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
☐	announcements or changes in our pricing policies or that of our competitors;
☐	unanticipated delays in the development, market acceptance or installation of our products and services;
☐	changes in Chinese government regulations;
☐	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
☐	political stability and economic growth in China.

Overview and Recent Developments

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed our name on May 27, 2015 by amending its articles of incorporation. We are a development stage entity that was, until October 2015, engaged in the business of seeking an acquisition of business opportunities presented to us by persons or firms seeking the potential advantages of becoming a company with its securities registered pursuant to the Securities Exchange Act of 1934, as amended.

On April 22, 2015, a registration statement on Form S-1 (File No. 333-202071) registering for public resale certain shares of our common stock, par value of $0.001 per share (the “Common Stock”), held by our founding stockholders was declared effective by the Securities and Exchange Commission. As of the date of this report, no public market has developed for our Common Stock, and no assurances can be given that such a market will ever develop.

We have been issued a "substantial doubt" going concern opinion from our auditors. As of September 30, 2015, we had $19,423 cash on hand. The Company has not generated any revenues since inception and had an accumulated deficit of $27,382 at September 30, 2015.

Subsequent to the period covered by this report, and as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2015, on October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, Zhixin Liu and Fu Liu, who together own 100% of the ownership rights in Shuhai Skill (HK), agreed to transfer all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 shares of the Company’s common stock, par value $.001 per share, thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC to become wholly-owned subsidiaries of the Company, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became a variable interest entity of the Company. The transaction will be accounted for by the Company as a reverse merger, with Shuhai Skill and its subsidiaries being the reporting company after the date of the agreement.

In addition to the share exchange, as of October 27, 2015, the Company’s founder, Xingzhong Sun, had sold all of his shares of Common Stock in the Company to Zhixin Liu pursuant to two stock purchase agreements. The above transactions resulted in a change of control of the Company. Following the change of control, Zhixin Liu and her father, Fu Liu, owned approximately 82 percent of the issued and outstanding shares of Common Stock in the Company. As of October 29, 2015, there were 11,000,000 shares of Common Stock in the Company issued and outstanding, 9,000,000 of which were held by Zhixin Liu and Fu Liu.

Following the transactions described above, our corporate headquarters are located at:

c/o Shuhai Information Technology Co., Ltd.

1 Xinghuo Road, Changning Building, Ste. 21BC1

Fengtai District

Beijing, P.R. China

+86-10-58401996

Readers are advised that aside from the descriptions above, and except as the context specifically requires in this management’s discussion, the below discussion does not address the Exchange Agreement or any related transactions or the financial conditions or results of operations of Shuhai Skill (HK) and its subsidiaries.

Results of Operations – for the three months and Six Months Ended June 30, 2015

Summary of Operations:

Revenue for the three months ended September 30, 2015 and nine months ended September 30, 2015, respectively, was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $6,614 for the three months ended September 30, 2015 and $14,158 for the nine months ended September 30, 2015. For the three months ended September 30, 2015 and nine months ended September 30, 2015, our total operating expenses of $6,614 and $14,158, respectively, were attributable to professional fees including legal, accounting and consulting services.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of revenue anticipated by our newly acquired business is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. If we cannot generate adequate cash from our business, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that we will be able to generate revenue or that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business development opportunities. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs and capital expenditures of our Chinese operating subsidiary.

No comparative information is available since the Company was formed on September 26, 2014.

Net cash used in operations was ($7,353) during the nine months ended September 30, 2015. Net cash flows used in operating activities for the nine months ended September 30, 2015 mainly consisted of a net loss of $(14,158) offset by an increase in accrued expenses.

Cash provided by investing activities totaled $19,776 for the nine months ended September 30, 2015. Net cash flows provided by investing activities consists of proceeds from the issuance of common stock.

Assets and Liabilities:

For the nine months ended September 30, 2015, we had total current assets of $19,423 consisting only of cash and current liabilities of $6,805.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

At inception, the Company issued 5,000,000 shares of Common Stock to its founder for a cash contribution of $20,000.

During the nine months ended September 30, 2015 the Company issued 2,000,000 shares of Common Stock to unaffiliated investors for proceeds of $20,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibits

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

DATASEA INC.

(Registrant)

By: /s/ Zhixin Liu

Zhixin Liu
President (principal executive officer), Chief Executive Officer, Interim Chief Financial Officer (principal accounting officer), Treasurer and Chairman of the Board of Directors, Secretary

Date: November 13, 2015