Form 10-Q
period 2015-12-31
DATASEA INC.
filed 2016-02-16
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Number of shares of issuer's common stock outstanding as of February 16, 2016 was 55,000,000.

DATASEA INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

(f/k/a ROSE ROCK INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2015	2015
ASSETS
Current Assets
Cash	$115,154	$5,904
Due from related party	8,428	—
Prepaid expenses and other current assets	21,711	25,425
Total Current Assets	145,293	31,329

Property and equipment, net	48,191	51,236
Intangible assets, net	13,376	—
Total Assets	$206,860	$82,565

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accrued expenses and other payables	$48,191	$30,527
Loan payable-shareholder	65,281	58,917
Total Current Liabilities	113,472	89,444

Stockholders' Equity(Deficit)
Common stock, $0.001 par value, 375,000,000 shares authorized, 55,000,000 and 20,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	55,000	20,000
Additional paid-in capital	804,931	175,878
Accumulated comprehensive loss	(3,917)	(17)
Accumulated deficit	(762,626)	(202,740)
Total Stockholders' Equity(Deficit)	93,388	(6,879)

Total Liabilities and Stockholders' Equity(Deficit)	$206,860	$82,565

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015
Revenue	$—	$—

Operating expenses:
General and administrative expenses	397,589	559,924
Total operating expenses:	397,589	559,924

Loss from operation	(397,589)	(559,924)

Other income :
Interest income	4	38
Total other income	4	38

Loss before provision for income taxes	(397,585)	(559,886)

Income tax provision	—	—

Net loss	(397,585)	(559,886)

Other comprehensive loss
Foreign currency translation adjustment	(2,867)	(3,900)
Total comprehensive loss	$(400,452)	$(563,786)

Net loss per share
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and diluted	44,347,826	32,173,913

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity(Deficit)
Balance at February 11, 2015 (Inception)	—	$—	$—	$—	$—	$—
Common stock issue to founders	20,000,000	20,000	175,878	—	—	195,878
Net loss	—	—	—	(202,740)	—	(202,740)
Foreign currency translation adjustment	—	—	—	—	(17)	(17)
Balance at June 30, 2015	20,000,000	20,000	175,878	(202,740)	(17)	(6,879)
Effect of reverse merger	35,000,000	35,000	(22,382)	—	—	12,618
Capital contribution	—	—	651,435	—	—	651,435
Net loss	—	—	—	(559,886)	—	(559,886)
Foreign currency translation adjustment	—	—	—	—	(3,900)	(3,900)
Balance at December 31, 2015	55,000,000	$55,000	$804,931	$(762,626)	$(3,917)	$93,388

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended,
December 31, 2015

Cash flows from operating activities:
Net loss	$(559,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,242
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	2,336
Accrued expenses and other payables	20,259
Net cash used in operating activities	(530,049)

Cash flows from investing activities:
Cash received from merger	12,618
Acquisition of office equipment and intangible assets	(21,134)

Net cash used in investing activities	(8,516)

Cash flows from financing activities:
Payment to related party	(8,798)
Loan from shareholder	10,217
Capital contribution	651,435
Net cash provided by financing activities	652,854

Effect of exchange rate changes on cash	(5,039)

Net increase in cash	109,250

Cash – beginning of period	5,904

Cash – ending of period	$115,154

Supplemental disclosures of cash flow information:
Cash paid for interest	$—
Cash paid for income tax	$—

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name on May 27, 2015 by amending its articles of incorporation.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), agreed to transfer all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 (20,000,000 after the forward split described in Note 9) shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became a variable interest entity (“VIE”) of the Company through a series of contractual relationships between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

On October 27, 2015, the Company’s founder, Xingzhong Sun, sold all of his shares of Common Stock in the Company to Zhixin Liu, one of the owners of Shuhai Skill (HK). The above transactions resulted in a change of control of the Company. Following the change of control, Zhixin Liu and her father, Fu Liu, owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 11,000,000 (55,000,000 after the forward split) shares of Common Stock issued and outstanding, 9,400,000 (47,000,000 after the forward split) of which were beneficially owned by Zhixin Liu and Fu Liu.

After the reverse merger, the Company, through its wholly owned subsidiaries and VIE, is in the business of network security equipment supplier, micro marketing service provider (“ISP”), Internet access operator and big data integration operator in China.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited consolidated financial statements, the Company has not generated any revenues since inception and had an accumulated deficit of $762,626 at December 31, 2015. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. The Company expects to officially commence sales of its products in January 2016. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects a healthy growth in its business. The Company’s management intends to raise additional financing through debt and equity financing or through other means as it deems necessary, with a view to moving forward and sustaining prolonged growth in its initial phases. However, no assurance can be given that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany transactions and accounts have been eliminated in consolidation. This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Principle of China” (“PRC GAAP”).

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of  December 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K filed with the SEC on November 3, 2015.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

START-UP COSTS

In accordance with ASC 720, “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and improvements that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	5-10 years
Office equipment	3-5 years

Leasehold improvements are depreciated on a straight-line method over the shorter of estimated useful lives or lease terms.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets has been identified as of the balance sheet dates.

Intangible assets include licenses and certificates and are amortized over their useful life of five years.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC Topic 820, “Fair Value Measurements,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Certain of the Company’s financial instruments, including cash, accrued expenses and other payables, are carried at costs, which approximate their fair values due to their short maturities.

As of December 31, 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on the recurring basis.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese subsidiary are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters”. All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income.” Comprehensive income comprises net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization's contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company's financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into after the effective date or retrospectively to all prior periods. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03 (see above).  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 were as follows:

Office furniture and fixtures	$35,975
Office equipment	20,568
Total	56,543
Less: accumulated depreciation	(8,352)
Property and equipment, Net	$48,191

Depreciation expense for the six and three months ended December 31, 2015 were $6,778 and $3,638, respectively.

NOTE 5 –PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 31, 2015:

Security deposit	$16,631
Others	5,080
Total	$21,711

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following at December 31, 2015:

Deposit from customers	$7,703
Salary payable	38,794
Others	1,694
Total	$48,191

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s President has paid certain operating expenses on behalf of the Company. As of December 31, 2015, the amount due to the President was $65,281. The amount is interest-free, unsecured and is due on demand.

During the six months ended December 31, 2015, the Company paid $8,428 for rental expense on behalf of a company which is owned by our President and her father. The amount is non-interest bearing and due on demand and was repaid in full on January 13, 2016.

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 8 - INCOME TAXES

The Company is incorporated in the United States of America and is subject to US tax and files US federal income tax returns. The Company conducts all of its businesses through its Chinese subsidiaries. No provision for US federal income taxes were made for the six months ended December 31, 2015 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill, did not earn any income that was derived in Hong Kong for the six months ended December 31, 2015, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. For the six months ended December 31, 2015, the Company had no taxable income. As a result, there was no income tax provision for the Company during the six months ended December 31, 2015.

The Company had net operating losses (“NOL”) carryforward of approximately $10,000 in the U.S and approximately $752,000 in China as of December 31, 2015. The NOL carryforwards will expire in the U.S. and China, if not utilized by 2035 and 2020, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized and thus provided a 100% valuation allowance at December 31, 2015 and no deferred tax asset benefit has been recorded. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company’s effective tax is as follows:

Six Months Ended
December 31, 2015
U.S. Statutory rate of 35%	$(195,960)
Tax rate difference between China and U.S.	55,914
Change in valuation allowance	140,046
Income tax provision	$—

The provisions for income taxes are summarized as follows:

Six Months Ended
December 31, 2015
Current	$—
Deferred	(140,046)
Valuation allowance	140,046
Total	$—

DATASEA INC.

(f/k/a ROSE ROCK INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 9 – Shareholders’ Equity

On November 17, 2015, the Company effectuated a five-for-one forward split of the Company’s issued and outstanding common stock, increasing the number of authorized shares from 75,000,000 to 375,000,000. These statements have been retroactively adjusted to reflect this forward split.

During the six months ended December 31, 2015, our President Zhixin Liu contributed RMB 4,050,300 ($651,435) to the Company.

NOTE 10 – COMMITMENTS

Lease Agreement

The Company has leased an office under a one-year, non-cancellable operating lease agreement.  The lease expired on December 17, 2015 with a monthly rent of RMB 32,923 ($5,072). The new lease agreement for the same location was signed for the period from December 18, 2015 to December 17, 2016 with monthly rent of RMB 35,916 ($5,533).  Rental expense for the six and three months ended December 31, 2015 was $32,784 and $17,298.

NOTE 11 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these financial statements issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms the “Company,” “we,” “us,” and “our” refer to Datasea Inc., a Nevada corporation.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

• uncertainties relating to our ability to establish and operate our business in China;
• uncertainties relating to general economic and business conditions;
• industry trends; changes in demand for our products and services;
• uncertainties relating to customer plans and commitments and the timing of orders received from customers;
• announcements or changes in our pricing policies or that of our competitors;
• unanticipated delays in the development, market acceptance or installation of our products and services;
• changes in Chinese government regulations;
• availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
• political stability and economic growth in China.

Overview and Recent Developments

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), agreed to transfer all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 (20,000,000 after the forward split effectuated by the Company on November 17, 2015 (the “Forward Split”) shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became a variable interest entity (“VIE”) of the Company through a series of contractual relationships between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

On October 27, 2015, the Company’s founder, Xingzhong Sun, sold all of his shares of Common Stock in the Company to Zhixin Liu, one of the two owners of Shuhai Skill (HK). The above transactions resulted in a change of control of the Company. Following the change of control, Zhixin Liu and her father, Fu Liu, beneficially owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 11,000,000 (55,000,000 after the Forward Split) shares of Common Stock issued and outstanding, 9,400,000 (47,000,000 after the Forward Split) of which were owned by Zhixin Liu and Fu Liu.

On October 30, 2015, the board of directors of the Company approved a five-for-one forward split (the “Forward Split”) of the Common Stock, pursuant to which each shareholder of the Company was to be issued five shares of Common Stock in exchange for each one share of their then issued Common Stock. In conjunction with the Forward Split, the Company’s authorized shares of Common Stock increased from 75,000,000 shares to 375,000,000 shares. The Company filed a Certificate of Change with the Secretary of State of the State of Nevada on November 12, 2015 to effectuate the Forward Split. Following the Forward Split, the Company has a total of 55,000,000 issued and outstanding shares of Common Stock.

Following the reverse merger, the Company, through its wholly owned subsidiaries and VIE, is in the business of network security equipment supplier, micro marketing service provider (“ISP”), Internet access operator and big data integration operator in China.

The Company officially commenced sales of its products in January 2016. Based on the increased demand for internet security equipment and related services in China, including internet security, micro marketing, new media advertising and big data integration, the Company’s management team expects a healthy growth in its business during year 2016.

Results of Operations

Three Months and Six Months Ended December 31, 2015

Revenue:

Revenue for the three and six months ended December 31, 2015, respectively, was $0. The Company officially commenced sales of its products in January 2016. We expect a healthy growth in our business during year 2016.

General and Administrative Expenses:

General and administrative expenses were $397,589 and $559,924 for the three and six months ended December 31, 2015, respectively, which were attributable to development costs, as well as professional fees including legal, accounting and consulting services.

 Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of revenue anticipated by our newly acquired business is not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. If we cannot generate adequate cash from our business, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that we will be able to generate revenue or that additional capital will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business development opportunities. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs and capital expenditures of our Chinese operating entity.

Assets and Liabilities:

As of December 31, 2015, we had a working capital of $31,821. Our current assets on December 31, 2015 were $145,293 primarily consisting of cash of $115,154 and prepaid expenses and other current assets of $21,711. Our current liabilities were primarily composed of accrued expenses and other payables of $48,191 and loan payable to shareholder of $65,281. Due to our negative cash flow from operating activities and no revenue incurred since inception, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

No comparative information is available since Shuhai Beijing, our consolidated operating entity, was formed on February 11, 2015.

Net cash used in operating activities was $530,049 during the six months ended December 31, 2015, which previously consisted of our net loss of $559,886, offset by noncash adjustment of $7,242 and an increase of accrued expenses and other payables of $20,259.

Net cash used in investing activities totaled $8,516 for the six months ended December 31, 2015 which primarily related to cash received from merger of $12,618 and expenditure on the acquisition of office equipment and intangible assets of $21,134.

Net cash provided by financing activities was $652,854 during the six months ended December 31, 2015, which primarily consisted of capital contribution of $651,435 and loan from shareholder of $10,217 and offset by payment on behalf of a related party in the amount of $8,798.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On October 29, 2015, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Zhixin Liu and Fu Liu, the 100% shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China. Pursuant to the terms of the Exchange Agreement, the Shareholders agreed to transfer all of the issued and outstanding ordinary shares in Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 shares of the Common Stock (the “Share Exchange”), thereby causing Shuhai Skill (HK) and its wholly-owned subsidiaries, Tianjin Information and Harbin Information, to become wholly-owned subsidiaries of the Company and, Shuhai Beijing, to become a variable interest entity of the Company. Upon the closing of the Share Exchange on October 29, 2015, the Shareholders delivered all of their equity capital in Shuhai Skill (HK) to the Company in exchange for 4,000,000 shares of Common Stock. Following the Share Exchange, the Company has a total of 11,000,000 shares of Common Stock issued and outstanding.

The shares of the Common Stock issued in connection with the Share Exchange were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act. The securities issued in this transaction may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Accordingly, the certificates representing these shares contain a restrictive legend stating the same.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

DATASEA INC.

(Registrant)

By: /s/ Zhixin Liu

Zhixin Liu

President (principal executive officer), Chief Executive Officer, Interim Chief Financial Officer (principal accounting officer), Treasurer and Chairman of the Board of Directors, Secretary

Date: February 16, 2015

-21-