Form 10-Q
period 2016-03-31
DATASEA INC.
filed 2016-05-23
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of issuer's common stock outstanding as of May 19, 2016 was 55,247,000.

DATASEA INC.

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2016	2015

ASSETS
Current Assets
Cash	$212,971	$5,904
Project in progress	222,786	—
Prepaid expenses and other current assets	70,798	25,425
Total Current Assets	506,555	31,329

Property and equipment, net	93,742	51,236
Intangible assets, net	13,110	—
Total Assets	$613,407	$82,565

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accounts payable	$143,690	$—
Accrued expenses and other payables	104,944	30,527
Loan payable-shareholder	55,086	58,917
Total Current Liabilities	303,720	89,444

Stockholders' Equity(Deficit)
Common stock, $0.001 par value, 375,000,000 shares authorized, 55,247,000 and 20,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	55,247	20,000
Additional paid-in capital	1,225,195	175,878
Accumulated comprehensive loss	(18,125)	(17)
Accumulated deficit	(952,630)	(202,740)
Total Stockholders' Equity(Deficit)	309,687	(6,879)

Total Liabilities and Stockholders' Equity(Deficit)	$613,407	$82,565

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For The Three Months Ended	For The Period From February 11, 2015 (Date of Inception) to	For The Nine Months Ended	For The Period From February 11, 2015 (Date of Inception) to
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	190,091	27,515	750,015	27,515
Total operating expenses:	190,091	27,515	750,015	27,515

Loss from operation	(190,091)	(27,515)	(750,015)	(27,515)

Other income :
Interest income	87	—	125	—
Total other income	86	—	124	—

Loss before provision for income taxes	(190,004)	(27,515)	(749,890)	(27,515)

Income tax provision	—	—	—	—

Net loss	(190,004)	(27,515)	(749,890)	(27,515)

Other comprehensive loss
Foreign currency translation adjustment	(14,208)	(122)	(18,108)	(122)
Total comprehensive loss	$(204,212)	$(27,637)	$(767,998)	$(27,637)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic and diluted	55,029,857	20,000,000	39,737,153	20,000,000

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended	For The Period From February 11, 2015 (Date of Inception) to
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(749,890)	$(27,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,630	—
Changes in current assets and current liabilities:
Project in progress	(224,691)	—
Prepaid expenses and other current assets	(47,091)	(16,131)
Accounts payable	144,920	—
Accrued expenses and other payables	78,769	44,047
Net cash provided by(used in) operating activities	(787,353)	401

Cash flows from investing activities:
Cash received from reverse merger	12,618	—
Property and equipment	(55,385)	—
Intangible assets	(14,016)	—

Net cash used in investing activities	(56,783)	—

Cash flows from financing activities:
Repayment of loan from shareholder	(782)	—
Proceeds from sale of common stock	248,453	—
Capital contribution	805,590	—
Net cash provided by financing activities	1,053,261	—

Effect of exchange rate changes on cash	(2,058)	3

Net increase in cash	207,067	404

Cash – beginning of period	5,904	—

Cash – ending of period	$212,971	$404

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name on May 27, 2015 by amending its articles of incorporation.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), agreed to transfer all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 (20,000,000 after the forward split described in Note 9) shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became a variable interest entity (“VIE”) of the Company through a series of contractual relationships between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

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

After the reverse merger, the Company, through its wholly owned subsidiaries and VIE entities, is in the business of network security equipment supplier, micro marketing service provider (“ISP”), internet access operator and big data integration operator in China.

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has not generated any revenues since inception, has an accumulated deficit of $952,630 at March 31, 2016, and has incurred losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects a healthy growth in its business. The Company’s management intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its initial phases. However, no assurance can be given that the Company will be successful in raising additional capital.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of  March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K filed with the SEC on November 3, 2015.

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and improvements that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives as follows:

Furniture and fixtures	5-10 years
Office equipment	3-5 years

Leasehold improvements are depreciated on a straight-line method over the shorter of estimated useful lives or lease terms.

Intangible Assets

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets has been identified as of the balance sheet dates.

Intangible assets include licenses and certificates and are amortized over their useful life of five years.

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues from professional services contracts. Customers are billed, according to individual agreements. Revenues from professional services are recognized on a completed-contract basis, in accordance with ASC Topic 605-35, “Construction-Type and Production-Type Contracts.” Under the completed-contract basis, contract costs are recorded to projects in process and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and final acceptance has been received from the customer. Corporate general and administrative expenses are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as incurred. For uncompleted contracts, the deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified under current assets as costs in excess of billings on uncompleted contracts. The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese subsidiary are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income.” Comprehensive income comprises net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

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

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment were as follows:

	March 31, 2016	June 30, 2015
Office furniture and fixtures	$38,330	$38,193
Office equipment	31,365	15,016
Leasehold improvements	35,671	—
Subtotal	105,366	53,209
Less: Accumulated depreciation	11,624	1,973
Total	$93,742	$51,236

Depreciation expense for the three and nine months ended March 31, 2016, was $3,245 and $11,624, respectively.

NOTE 5 –PROJECTS IN PROGRESS

Projects in progress represent costs accumulated on projects at various stages of completion. Projects in progress are classified as short-term because the projects are expected to be completed within one year.

NOTE 6 –PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2016	June 30, 2015
Security deposit	$33,724	$16,188
Prepaid expenses	34,978	8,244
Others	2,096	993
Total	$70,798	$25,425

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2016	June 30, 2015
Deposit from customers	$42,577	$16,357
Salary payable	32,633	13,414
Deposits for common stock purchase	13,958	—
Others	15,776	756
Total	$104,944	$30,527

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of March 31, 2016 and June 30, 2015, the amounts due to the President were $55,086 and $58,917, respectively. This loan is interest-free, unsecured and is due on demand.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company will rent a car from the Company’s President with a monthly rent of RMB 5,000 ($782). The agreement expires on December 31, 2016.

NOTE 9 - INCOME TAXES

The Company is incorporated in the United States of America, is subject to U.S. tax and files U.S. federal income tax returns. The Company conducts all of its businesses through its Chinese subsidiary. No provision for US federal income tax was made for the nine months ended March 31, 2016 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill, did not earn any income that was derived in Hong Kong for the nine months ended March 31, 2016, and therefore was not subject to Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company had net operating loss (“NOL”) carryforwards of approximately $10,000 in the U.S and approximately $900,000 in China as of March 31, 2016. The NOL carryforwards will begin to expire in the U.S. and China, if not utilized, by 2036 and 2021, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized and thus provided a 100% valuation allowance at March 31, 2016 and no deferred tax asset benefit has been recorded. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 35% to the Company’s effective tax is as follows:

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - INCOME TAXES (CONTINUED)

	Nine Months Ended	For The Period From February 11, 2015 (Date of Inception) To
	March 31, 2016	March 31, 2015
U.S. Statutory rate of 35%	$(262,462)	$(9,630)
Tax rate difference between China and U.S.	74,989	2,752
Change in valuation allowance	187,473	6,878
Effective income tax rate	$—	$—

The provisions for income taxes are summarized as follows:

	Nine Months Ended	For The Period From February 11, 2015 (Date of Inception) To
	March 31, 2016	March 31, 2015
Current	—	—
Deferred	(187,473)	(6,879)
Valuation allowance	187,473	6,879
Total	—	—

NOTE 10 – Shareholders’ Equity

On November 17, 2015, the Company affected a five-for-one forward split of the Company’s issued and outstanding common stock, increasing the number of authorized shares from 75,000,000 to 375,000,000. These statements have been retroactively adjusted to reflect this forward split.

During the nine months ended March 31, 2016, the Company’s President, Zhixin Liu, contributed RMB 5,150,300 ($805,590) to the Company.

In February and March 2016, the Company entered into subscription agreements with 42 individual investors and sold 247,000 shares of the Company’s common stock for $0.92 and $1.38 per share. The Company received the proceeds of $248,453 from sale of common stock.

DATASEA INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – COMMITMENTS

Lease Agreement

The Company has leased an office under a one-year, non-cancellable operating lease agreement.  The lease expired on December 17, 2015 with a monthly rent of RMB 32,923 ($5,150). The new lease agreement for the same location was signed for the period from December 18, 2015 to December 17, 2016 with monthly rent of RMB 35,916 ($5,618).  The lease was terminated in March 2016.

In February 2016, the Company leased another office in the same building under a one-year operating lease agreement. The lease will expire on February 28, 2017 and has a monthly rent of RMB 27,375 ($4,282).

Rental expense for the three and nine months ended March 31, 2016 were $14,102 and $45,992, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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
  uncertainties relating to general economic and business conditions;
  industry trends; changes in demand for our products and services;
  uncertainties relating to customer plans and commitments and the timing of orders received from customers;

  announcements or changes in our pricing policies or that of our competitors;
  unanticipated delays in the development, market acceptance or installation of our products and services;
  changes in Chinese government regulations;
  availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
  political stability and economic growth in China.

Overview and Recent Developments

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name on May 27, 2015 by amending its articles of incorporation.

On April 22, 2015, a registration statement on Form S-1 (File No. 333-202071) registering for public resale certain shares of our common stock, par value of $0.001 per share (the “Common Stock”), held by our founding stockholders was declared effective by the Securities and Exchange Commission. As of the date of this report, no public market has developed for our Common Stock and no assurances can be given that such a market will ever develop.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), agreed to transfer all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 (20,000,000 after the forward split effectuated by the Company on November 17, 2015 (the “Forward Split”) shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became a variable interest entity (“VIE”) of the Company through a series of contractual relationships between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

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

On October 30, 2015, the board of directors of the Company approved a five-for-one forward split (the “Forward Split”) of the Common Stock, pursuant to which each shareholder of the Company was issued five shares of Common Stock in exchange for each share of their then-issued Common Stock. In conjunction with the Forward Split, the Company’s authorized shares of Common Stock increased from 75,000,000 shares to 375,000,000 shares. The Company filed a Certificate of Change with the Secretary of State of the State of Nevada on November 12, 2015 to effectuate the Forward Split. Following the Forward Split, the Company has a total of 55,000,000 issued and outstanding shares of Common Stock.

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

In February and March 2016, the Company conducted the closing of a private placement transaction pursuant to subscription agreements (the “Subscription Agreements”) with a total of 42 investors (the “Investors”), all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act. Pursuant to the Subscription Agreements, the Company has issued and sold to the Investors, and the Investors have purchased from the Company, an aggregate of 247,000 shares of Common Stock, at a purchase price of $0.92 and $1.38 per share, for total cash proceeds of $248,453.

In March 2016, the Company entered into a five-year agency agreement (the “Agency Agreement”) with Shandong Sanbao Trading Ltd. (“Shangdong Sanbao”) which will expire on March 27, 2021. Pursuant to the agency agreement, Shandong Sanbao will be the Company’s agent in Linxi, Shandong province to market the Company’s electronic platform called the “Xin Platform." The total agency fee is RMB 238,000 ($37,227) which will be amortized over the five-year contract period.  As of March 31, 2016, total agency fees of RMB 238,000 ($36,911) was recorded as other payables on balance sheet.

Results of Operations

Three and Nine Months Ended March 31, 2016 and for the period from February 11, 2015 (date of inception) to March 31, 2015

Revenue:

Revenue for the three and nine months ended March 31, 2016 and for the period from February 11, 2015 (date of inception) to March 31, 2015, respectively, was $0. The Company officially commenced sales of its products in January 2016 and has not generated any revenue as of March 31, 2016. We expect a healthy growth in our business during 2016.

General and Administrative Expenses:

General and administrative expenses were $190,091 and $750,015, respectively, for the three and nine months ended March 31, 2016, which were attributable to development costs, as well as professional fees including legal, accounting and consulting services. General and administrative expenses were $27,515 for the period from February 11, 2015 (date of inception) to March 31, 2015, which were attributable to start-up costs.

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

Assets, Liabilities and Cash Flows:

As of March 31, 2016, we had a working capital of $202,835. Our current assets on March 31, 2016 were $506,555, primarily consisting of cash of $212,971 and prepaid expenses, $222,786 of project in progress, and other current assets of $70,798. Our current liabilities were primarily composed of accounts payable of $143,690, accrued expenses and other payables of $104,944 and loans payable to a shareholder of $55,086. Due to our negative cash flow from operating activities and no revenue incurred since inception, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $787,353 during the nine months ended March 31, 2016, which previously consisted of our net loss of $749,890, offset by a noncash adjustment of $10,630, a change in project in progress of $224,691, and an increase of accounts payable of $144,920, accrued expenses and other payables of $78,769.

Net cash used in investing activities totaled $56,783 for the nine months ended March 31, 2016, which primarily related to cash received from the reverse merger of $12,618, cash paid for the acquisition of office equipment and leasehold improvements of $55,385 and cash paid for the acquisition of intangible assets of $14,016.

Net cash provided by financing activities was $1,053,261 during the nine months ended March 31, 2016, which primarily consisted of capital contributions of $805,590 and the proceeds from sales of the Company’s common stock of $248,453.

On January 8, 2016, the Company entered into a service contract with the Daqing Police Department. Pursuant to the service contract, the Company will install wireless internet terminal collection equipment and 3G wireless network cards, as well as provide training services related to the use of the equipment. The total price of contract is RMB1,005,000 ($162,844). As of the report date, the Company has not completed the project. No revenue has been recognized.

In March 2016, the Company entered into a five-year agency agreement with Shandong Sanbao Trading Ltd. (“Shangdong Sanbao”) which will expire on March 27, 2021. Pursuant to the agency agreement, Shandong Sanbao will be the Company’s agent in Linxi, Shandong province to market a new electronic platform called the “Xin Platform.” The total agency fee is RMB 238,000 ($37,227) which will be amortized over the five-year contract period.  As of March 31, 2016, total agency fees of RMB 238,000 ($36,911) was recorded as other payables on balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15I of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer or affiliate of the issuer, and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In February and March 2016, the Company conducted the closing of a private placement transaction pursuant to subscription agreements (the “Subscription Agreements”) with a total of 44 investors (the “Investors”), all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act. The Investors are all individuals residing in the People’s Republic of China.

Pursuant to the Subscription Agreements, the Company has issued and sold to the Investors, and the Investors have purchased from the Company, an aggregate of 247,000 shares (the “Shares”) of common stock for a purchase price of $0.92 and $1.38 per share, for total cash proceeds of 248,453. Pursuant to the Subscription Agreements, the Company has no obligation to register the Shares for resale under the Securities Act.

The shares of the common stock issued in connection with the above listed sales were not registered under the Securities Act), and were issued in reliance upon the exemptions from registration provided by Regulation S of the Securities Act. The securities issued in this transaction may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Accordingly, the certificates representing these shares contain a restrictive legend stating the same.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement used in the Company’s February and March 2016 Regulation S Offering.*

31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*filed herewith.

**furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

(Registrant)

By: /s/ Zhixin Liu

Zhixin Liu

President (principal executive officer), Chief Executive Officer, Interim Chief Financial Officer (principal accounting officer), Treasurer and Chairman of the Board of Directors, Secretary

Date: May 23, 2016

-23-