Form 10-K
period 2016-06-30
DATASEA INC.
filed 2016-09-28
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

 Commission file number 333-202071

DATASEA INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2019013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Xinghuo Rd. Changning Building, Suite 11D2E
Fengtai District, Beijing, People’s Republic of China	215200
(Address of principal executive offices)	(Zip Code)

+86 10-58401996
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2015, the last business day of the Company’s most recently completed second fiscal quarter, the Company’s common stock was not traded or quoted on any U.S. securities market. Therefore, the aggregate market value of the Company’s common stock held by non-affiliates as of December 31, 2015 was not available. Since its revenue is less than $50 million during the fiscal year ended June 30, 2016, the Company is a smaller reporting company.

As of September 27, 2016, there were 55,462,271 shares of the Company’s common stock issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2016

All references to “we,” “us,” “our,” “Company,” “Registrant” or similar terms used in this report refer to Datasea Inc., a Nevada corporation, including its consolidated subsidiaries and variable interest entity (“VIE”), unless the context otherwise indicates.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

- i -

PART I

Item 1.	Description of Business.

Corporate History

Datasea Inc. (the “Company,” “we,” “our” and “us”) was incorporated under the laws of the State of Nevada on September 26, 2014 under the name Rose Rock, Inc. On May 26, 2015, the Company amended its articles of incorporation to change its name to Datasea Inc. Up until October 2015, the Company’s primary business activities have been providing consulting services to various U.S. companies who seek to do business in China as well as Chinese companies looking to enter the U.S. markets. Nonetheless, the Company was considered a shell company as defined in Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), as it had no or nominal business operations, employees and/or assets.

On May 26, 2015, pursuant to the terms of a stock purchase agreement, Ms. Zhixin Liu purchased 20,000,000 shares, or 57.14%, of the issued and outstanding shares of common stock of the Company (the “Common Stock”) from Mr. Xingzhong Sun, who was the sole officer, director and majority shareholder of the Company at the time of the transaction. As part of the transaction, Zhixin Liu was elected as the Company’s Chairperson of the Board of Directors (the “Board”).

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Zhixin Liu and Mr. Fu Liu, the shareholders (“Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, whereby the Shareholders transferred all the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of Common Stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon consummation of the Share Exchange, Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Tianjin Information”), and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Harbin Information”) became wholly-owned subsidiaries of the Company, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became the Company’s variable interest entity. In addition, Xinzhong Sun resigned from the positions of director, President, Secretary and Treasurer of the Company. Ms. Liu was appointed to the position of Chairperson of the Board, Chief Executive Officer, President, Interim Chief Financial Officer, Treasurer and Secretary and Mr. Liu was appointed as a director. Mr. Liu is the father of Ms. Liu.

As a result of the Share Exchange, the Company, through its subsidiaries and variable interest entity, is now engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC. All business operations are conducted through its wholly-owned subsidiary, Tianjin Information, and through Shuhai Beijing, its variable interest entity. Shuhai Beijing is considered to be a variable interest entity because the Company does not have any direct ownership interest in it, but, as a result of a series of contractual agreements (the “VIE Contractual Agreements”) between Tianjin Information, its wholly-owned subsidiary, Shuhai Beijing and its shareholders, the Company is able to exert effective control over Shuhai Beijing and receive 100% of the net profits or net losses derived from the business operations of Shuhai Beijing. The VIE Contractual Agreements are more fully described below.

VIE Contractual Agreements

Operation and Intellectual Property Service Agreement – This agreement allows Tianjin Information to manage and operate Shuhai Beijing and collect 100% of the net profits of Shuhai Beijing. Under the terms of the Management and Intellectual Property Service Agreement, Shuhai Beijing entrusts Tianjin Information to manage its operations and provide intellectual property service to Shuhai Beijing. Tianjin Information owns all intellectual property rights arising from its performance under the Management and Intellectual Property Service Agreement.

Shareholders’ Voting Rights Entrustment Agreement – Tianjin Information has entered into a shareholders’ voting rights entrustment agreement (the “Entrustment Agreement”) under which Zhixin Liu and Fu Liu (collectively the “Shuhai Beijing Shareholders”) have vested their voting power in Shuhai Beijing with Tianjin Information or its designee(s). The Entrustment Agreement does not have an expiration date.

Option Agreement – Zhixin Liu and Fu Liu, who together are the sole shareholders of Shuhai Beijing (collectively the “Shuhai Beijing Shareholders”) and Tianjin Information entered into an exclusive option agreement (the “Option Agreement”), pursuant to which the Shuhai Beijing Shareholders have granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of such shareholders’ equity interests in Shuhai Beijing. Pursuant to the terms of the agreement, Tianjin Information and the Shuhai Beijing Shareholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the Option Agreement. Tianjin Information may terminate the Exclusive Option Agreement upon prior written notice. The Option Agreement is valid for a period of 10 years from the effective date.

Equity Pledge Agreement – Tianjin Information and the Shuhai Beijing Shareholders entered into an Equity Pledge Agreement on October 27, 2015. Pursuant to the Equity Pledge Agreement, Shuhai Beijing Shareholders have pledged all of their equity interests in Shuhai Beijing to Tianjin Information. The Equity Pledge Agreement serves to guarantee the performance by Shuhai Beijing of its obligations under the Operation and Intellectual Property Service Agreement. Tianjin Information has the right to collect any and all dividends paid on the pledged equity interests. Pursuant to the terms of the Equity Pledge Agreement, the Shuhai Beijing Shareholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information. Upon an event of default under the agreement, Tianjin Information may foreclose on the pledged equity interests.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

Recent Developments

On November 12, 2015, the Company effected a five-for-one forward split (the “Forward Split”) of its Common Stock, pursuant to which each shareholder of the Company was issued five shares of Common Stock in exchange for each share of their then-issued Common Stock. In conjunction with the Forward Split, the Company’s authorized shares of Common Stock increased from 75,000,000 shares to 375,000,000 shares. Immediately following the Forward Split, the Company had a total of 55,000,000 issued and outstanding shares of Common Stock. All Common Stock based data in this report has been retroactively restated to reflect this Forward Split.

In February and March 2016, the Company sold 207,000 shares of Common Stock at $0.92 per share and 40,000 shares of Common Stock at $1.38 per share to a total of 42 investors, all of whom are non-U.S. persons (as defined in Regulation S promulgated under the Securities Act), for total cash proceeds of $248,453.

In March 2016, the Company entered into a five-year agency agreement with Shandong Sanbao Trading Ltd. to market the Company’s electronic platform called the “Xin Platform” in Linxi, Shandong Province for a total agency fee of RMB 238,000 (approximately $37,227).

Products and Services

The Company is presently at its early stages of development and has not generated any revenue or profit to date, but its goal is to become a nationwide provider of new media marketing, micro marketing, and data processing service in the PRC. Through its end consumer marketing platform, the Company seeking to offer one stop marketing solutions to businesses. In addition, Shuhai Beijing has obtained an ISP permit which enables the Company to obtain qualification to connect Internet cables for both residential and commercial use.

The Company’s products and services can be delineated into the following five categories:

Internet Security Equipment – the Company’s main product is Internet security equipment that meets the technical standards prescribed by the Ministry of Public Security of PRC and but also aims to satisfy market demands for commercial cybersecurity products. We have developed three types of indoor equipment designed for facilities of different sizes and one type of outdoor equipment primarily for use by local branches of the Ministry of Public Security.

New Media Advertising Service – Based on the WeChat cellphone application, the Company has developed a new electronic platform called “Xin Platform.” The Xin Platform has the technological capability to identify potential customers and market merchants’ products and services to those targeted customers. The Company has applied the “信平台XPT” trademark for its Xin Platform. One component of the Xin Platform is the Company’s advertising promotion platform of which we have completed our research and development efforts and started to market our advertising service via such platform to merchants.

Micro Marketing Service – Another component of the Xin Platform is our office to office, or O2O, management platform. The Company developed a micro marketing service (“MMS”) via the O2O management system, which provides marketing services to traditional merchants such as supermarkets, hotels, shopping malls and restaurants. All testing of the MMS software was completed in August of 2015 and Shuhai Beijing is currently offering free-trials of the MMS services to its customers. The Company has designed industry-specific marketing plans, which is being offered to consumers through the Company’s MSS product.

Internet Service Provider (ISP) Connecting Service – ISP refers to a series of services in connection with connecting computers and other devices of end customers to the Internet. The Company has the technical capacity to provide ISP connecting service and also obtained the Value-Added Telecommunication Business Operating License in August 2015, which is the license required by the PRC government to provide ISP connecting service. The major target consumers of ISP connecting services are merchants and public institutions that are users of Internet security equipment.

Big Data Processing Service – The Company aims to become a national provider of big data processing services in the PRC. Currently, Shuhai Beijing is in the process of developing systems to analyze industry trends, market and customer data, supply chain, financial information, risk detection and management. Such processing services can be used by businesses in a wide range of industries. In order to have the technical capacity to provide such service, our research and development process has two phases: data collection and data analysis. As of the date of this report, we have completed the data collection phase and are in the process testing our data analysis capacity.

Research and Development

Our research and development effort is focused on developing new hardware and software and on enhancing and improving our existing products and services. Our engineering team has deep networking and security expertise and works closely with end-customers to identify their current and future needs. We believe that innovation and timely development of new features and products is essential to meeting the needs of our end-customer and improving our competitive position. We test our products thoroughly to certify and ensure their quality and interoperability with third-party hardware and software products.

We did not incur any research and development expenses for the year ended June 30, 2015. For the fiscal year ended June 30, 2016, our research and development expenses were approximately $73,076. We plan to continue to invest in resources to conduct our research and development effort.

Product Manufacturing

For cost savings purposes, the Company has outsourced the production of Internet security equipment to Shenzhen Shunxin Technology Co., Ltd. (“Shenzhen Shunxin”), a third-party entity in Guangdong Province, China. Shenzhen Shunxin has a permit issued by the Ministry of Public Security for manufacturing Internet security products. Pursuant to the Strategic Cooperation Framework Agreement with the Company, Shenzhen Shunxin has the obligation to meet the technical standard set forth by the Company. The products to be manufactured by Shenzhen Shunxin are currently in the testing phase. We expect the testing period to be completed around January 2017. In the meantime, we purchase equipment from other companies to satisfying our needs. If the demands for our products increase in the future, we would need to negotiate agreements with new manufacturing contractors or build our own manufacturing facilities to meet increasing customer demands for our equipment.

Marketing

The Company promotes its products and services through both traditional and new media marketing channels. The Company is in the process of establishing a nationwide distribution network consisting of agents in different regions. Currently, the Company has a total of 26 regional agents located in four provinces including Heilongjiang, Jilin, Shandong, and Sichuan. The Ministry of Public Security determines whether the Company’s wired and wireless gateways with network security auditing functionality will be named as recommended products. Pertinent to the requirements of the Ministry of Public Security, Shuhai Beijing chooses distributors with either relationships with the Public Security Bureau or market promotion capability and experience to effectively and quickly install wired or wireless gateways with network security auditing functionality into retailors’ shop and capture market share. The Company organizes seminars to provide regional agents trainings on the technical features and pricing structures of its Internet security equipment.

In addition, the Company maintains seven full-time employees who focus on sales and marketing efforts relating to the promotion of its products and services. The marketing employees arrange for advertising events and prepare corporate literature for distribution to promote the Company’s products and services. By leveraging its technological expertise in new media marketing, the Company also targets its potential customers through the social media app WeChat and also developed its own Xin Platform as a marketing platform. The Company also plans to market its products and services by providing potential customers the opportunities to try out its products and services.

Customers

The Company currently markets its products and services solely in the PRC. The primary target customers for its Internet security equipment and ISP connecting service will be Internet users. In particular, our primary target customers of indoor Internet security equipment are facilities that provide free Internet access to their customers such as hotels, hospitals and schools. These facilities are required by the Ministry of Public Security and its local counterparts to install Internet security equipment on their computers. Our primary target consumers of outdoor Internet security equipment are local branches of the Ministry of Public Security as part of their efforts to set up Internet security systems mandated by the Ministry of Public Security. We recently secured a government procurement contract of 4,000 outdoor Internet security equipment from the Bureau of Public Security of Daqing City in Heilongjiang Province. As of the date of this report, we have completed installation of all the equipment and are waiting for final customer acceptance.

With regard to its micro marketing, new media advertising and data processing services, the Company anticipates that its major customers will be businesses in various industries such as hospitality, retail, and tourism.

Competition

The Internet security equipment industry in the PRC is highly competitive. With the rapid development of the Internet over the past two decades, new cybersecurity technology has been continuously developing and new cybersecurity products have been continuously entering the market. The Company has several competitors in both the Internet security equipment and new media advertising markets. Our three largest competitors in China are Guangzhou Xunqi Digital Technology Co., Ltd., Shenzhen RenZixing Network Technology Co., Ltd. and Zhuhai Jilangling Network Technology Co., Ltd. Our competitors in the ISP connecting service market are primarily China Telecom and China Unicom, both are state own enterprises with over 70% market share collectively.

In order to compete with mature competitors with longer operating history, we decide to offer our ISP connecting service and micro marketing along with Internet security equipment as a package to facilities that offer free Internet access to their customers such as hotels and hospitals. We believe that such integration strategy will offer these facilities one-stop shopping at a relatively low price and accordingly enhance our competitive position.

Intellectual Property

As of the date of this report, the Company has obtained seven copyright registrations in China for its software, including Shuhai Information Platform Internet Behavior Auditing Security Management System, Shuhai Information Micro Mall System, Shuhai Information Platform Micro Marketing System, Shuhai Media Advertising System, Shuhai Information Platform 3G Web Content Management System, Shuhai Information Platform SMS Platform System and Shuhai Information Platform Wireless Terminal Characteristic Collection Management System. Currently, the Company does not own any registered trademarks or patents. We have filed trademark and patent applications for our Xin Platform and such applications are still pending as of the date of this report. There may be patents issued or pending that are held by others and cover significant parts of our products or services, which may hinder our ability to obtain IP protection for some of our products and services.

Government Regulation; Licenses

Our operations are subject to and affected by PRC laws and regulations. The primary governmental regulation regulating the Internet security equipment industry in the PRC is the Cybersecurity Law, which governs entities providing “critical information infrastructure.” This statute provides basic protections for Internet users, such as not selling individual’s data to other companies without the user’s permission and not knowingly distributing malware. This law at present is only in draft form, but is expected to be adopted in the near future. Major PRC regulations applicable to our products and services and the Internet security industry include Computer Information System Security Specific Product Testing and Sales License Management Method (Ministry of Public Security Order No. 32) (“Order 32”) and Internet Security Protection Technology Measures Provision (Ministry of Public Security Order No. 82) (“Order 82”). Order 32 sets forth the license requirement for Internet security products providers and related approval procedures of license applications. Order 82 specifies certain security measures Internet service providers shall take to ensure Internet security. Providers of ISP connecting service and Internet-based data processing service are within the scope of Order 82.

Shuhai Beijing currently maintains the following licenses issued by the PRC government:

  Business License issued by Beijing Municipal Industry and Commerce Administration;
  Beijing Statistics Registration Certificate issuing by Beijing Municipal Bureau of Statistics;
  Zhongguancun High-tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee; and
  Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology.

Employees

As of the date of this report, the Company has a total of 37 full time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	3
Marketing and Sales	7
Technology & Product Development	16
Human Resource	2
Finance & Accounting	3
Operations	3
Administrative	3
Total	37

Item 1A.	Risk Factors

An investment in our Common Stock is speculative and involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business before purchasing any shares of our Common Stock. No purchase of our Common Stock should be made by any person who is not in a position to lose the entire amount of his or her investment. The order of the following risk factors is presented arbitrarily. You should not conclude the significance of a risk factor because of the order of presentation. Our business and operations could be seriously harmed as a result of any of these risks.

Risks Relating to Our Business and Industry

We are an early stage company with a very limited operating history as a provider of Internet security equipment, new media advertising and data processing services. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a very limited operating history. Our operating entity, Shuhai Beijing, was formed in February 2015 and has yet to generate revenue and it may not generate material revenue or any profit for the foreseeable future. The Company expects that Internet security products along with new media advertising, micro marketing, ISP connecting, and big data processing services will be its core business and main revenue producing sectors in the future. We have limited experience and operating history in developing and marketing the foregoing products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with the products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and has limited financial resources. We had a cash balance of $11,802 as of June 30, 2016. We have working capital deficit of $114,321 and a stockholders’ equity of $559 at June 30, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2016 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans and capital contributions from shareholders and funds raise from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our shareholders loan the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our shareholders or others to continue our operations. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current distribution model heavily relies on regional agents and disruption of or changes in our distribution model could harm our sales and margins.

Currently, we heavily rely on regional agents to distribute our Internet security equipment. Under such business model, a majority of our products will be sold through our regional agents. We expect to sell our Internet security equipment to regional agents who will then maintain stock inventory and sell that inventory directly to end users at higher prices. These agents will also occasionally provide system installation, technical support, professional services and other support services in addition to network equipment sales. In selecting regional agents, we focus on their ability to leverage local connections and relationships with local branches of the Ministry of Public Security of the PRC to sell our products. We anticipate that product sales through regional distribution agents will account for a majority of our product sales in the near future. Relying on indirect sales may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.

The current distribution model can be adversely affected by a couple of factors which could result in disruption of or changes in our distribution model and further adversely affect our sales and margins, including the following:

•	Some of our regional agents may demand that we absorb a greater share of the risks that their customers may ask them to bear;
•	Some of our regional agents may have insufficient financial resources and may not be able to withstand the challenges related to changes in business conditions;
•	Some of our regional agents may lose their relationships or connections with local branches of the PRC Ministry of Public Security; and
•	Revenue from indirect sales could suffer if our distributors’ financial conditions or operations weaken.

Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increased our costs or caused a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

Currently, we do not own or operate our manufacturing facilities but instead rely on a third party contractor to manufacturer our products, and we expect that we will continue to rely on existing and new contractual manufacturers for the foreseeable future. Such reliance could have adverse impact on the supply of our products and on our business and operating results:

•	Any financial problems of either contract manufacturers or component suppliers could either limit supply or increase costs;
•	Reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs; and
•	Industry consolidation occurring within one or more component supplier markets could limit supply or increase costs.

In addition, the following supply chain-related issues could adversely affect our customer relationship, operating results and financial condition:

•	a reduction or interruption in supply of one or more components;
•	a significant increase in the price of one or more components;
•	a failure to adequately authorize procurement of inventory by our contract manufacturers; and
•	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

Over the long term, we intend to invest in engineering, sales, service and marketing activities, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key growth areas, such as Internet security products and services. We are likely to recognize the costs and expenses associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Our business substantially depends upon the continued growth of the internet and internet-based systems.

A substantial portion of our business and revenue depends on growth and evolution of the Internet in the PRC and globally, including the continued development of the Internet. To the extent that an economic slowdown or economic uncertainty and any related reductions in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results and financial condition.

Because of the rapid introduction of new products and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. Because Internet security equipment is our major products, our business, operating results and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our Common Stock independent of direct effects on our business.

Product quality problems could lead to reduced revenue, gross margins, and net income.

The Internet security equipment we provide is highly complex as the products incorporate both hardware and software technologies. Neither we nor our contract manufacturer have developed a sophisticated product testing program. There can be no assurance that the pre-shipment testing programs we develop in the future will be adequate to detect all defects, including defects in individual products or defects affecting numerous shipments. Such potential defects might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. As an example, software typically contains bugs that can unexpectedly interfere with expected operations. From time to time, we will have to replace certain components and provide remediation in response to the discovery of defects or bugs in our products. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have material impact on our revenue, margins and net income.

Because of the capital-intensive nature of our business, we will likely have to incur indebtedness or issue new equity securities. If we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the research and development of new products and service platforms that meet the constantly evolving industry standards and consumer demands. As such, we expect that we will need additional capital to fund our future growth. We currently primarily depend on loans and capital contributions from our founders, Ms. Zhixin Liu and Mr. Fu Liu, who currently serve as our only officers and directors. If cash from such available sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, companies operating in China;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flows;
•	governmental regulation of foreign investment in China;
•	economic, political and other conditions in the United States, China and other countries; and
•	governmental policies relating to foreign currency borrowings.

The sale of additional equity securities would result in dilution of our existing shareholders. In addition, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is highly uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

Our success is dependent on retaining key personnel who would be difficult to replace.

Our success depends largely on the continued services of our key management and technical staff. In particular, our success depends on the continued efforts of Ms. Zhixin Liu, our Chairman of the Board irectors, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary, and Mr. Fu Liu, our director. Ms. Liu and Mr. Liu (who are daughter and father) have been instrumental in developing our business model and are crucial to our business development. There can be no assurance that they will continue in their present capacities for any particular period of time. The loss of the services of Ms. Liu and Mr. Liu could materially and adversely affect our business development. In addition, the development of new Internet security products and marketing service platform requires us to retain certain key technical staff. Our research and development efforts rely on Mr. Zhiqiang Qian, our research and development director and senior engineers Messrs. Jiangshan Liu and Ruiping Shen. The loss of these technical staff would negatively affect our introduction of new products and service platforms, our ability to capture new market share and our ability to generate sales revenue.

The Internet security product and various service industries we are in are characterized by constant and rapid technological change and evolving standards. If we fail to anticipate and adapt to these changes and evolutions, our sales, gross margins and profitability will be adversely affected.

Technologies change rapidly in the Internet security product, new media advertising, micro marketing and data processing industries with frequent new product and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

We may face heightened competition from existing mature competitors as well as new entrants into the Internet security equipment and service industries in which we compete within the PRC. If we are unable to compete effectively, we may lose customers and our financial results will be negatively affected.

The Internet security equipment industry in the PRC is highly competitive. Currently, Shuhai Beijing’s primary competitors for Internet security equipment and ISP connecting services are mature companies with longer operating histories, more engineering resources, relatively sophisticated distribution channels and existing customer bases. Further, there are new competitors entering the micro marketing, new media advertising and data processing services industries. As a result, we could experience difficulties in obtaining customers, capturing market share, and generating revenue from our major products and services.

Changes to existing regulations may present technical, regulatory and economic barriers to the provision of our product, which may significantly increase our costs and adversely affect the results of our operations.

The Internet security industry in China is highly regulated by the PRC Ministry of Public Security. In particular, Computer Information System Security Specific Product Testing and Sales License Management Method (Ministry of Public Security Order No. 32) sets forth the technical standards for Internet security products as well as the procedures for applying for and maintaining permits for selling such products. The PRC Ministry of Public Security might change the regulatory framework or impose higher technical standards in the future. As a result, we would have to incur extra costs in connection with engaging new technical staff, improving our existing products, and renewing our permit.

The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to maintain listing of our Common Stock.

We may be unable to attract and retain qualified officers and directors required to provide for our effective management because of the rules and regulations that govern publicly listed companies, including, but not limited to, certifications by principal executive officers.  Currently, none of our officers or directors have experience in operating a U.S. public company. Moreover, the actual and perceived personal risks associated with compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other public company requirements may deter qualified individuals from accepting roles as directors and executive officers. At present, we do not maintain an independent board and do not have any board members who would meet the independence requirements of the various exchanges. Further, the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters, may make it difficult to attract and retain qualified board members going forward.  If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to retain the listing of our Common Stock on any stock exchange or quotation system could be adversely affected.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our Common Stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the U.S. Securities and Exchange Commission (the “SEC”) thereunder. Our senior management, which currently consists solely of Ms. Zhixin Liu, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management’s override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We may be unable to complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our Company and, as a result, the value of our Common Stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year ending June 30, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling a system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock shares to decline, and we may be subject to investigation or sanctions by the SEC.

We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act (as defined below), if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time and subject to other conditions being met, we would cease to be an “emerging growth company” as of the following December 31.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure will result in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating U.S. public companies.

As a new public company, we will be faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, our executive officers have little experience in operating a U.S. public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

Risks Relating to the Our Corporate Structure

Our corporate structure, in particular, our “VIE Contractual Agreements are subject to significant risks, as set forth in the following risk factors.

We are a holding company that depends on cash flow from Shuhai Skill (HK), its subsidiary and Shuhai Beijing to meet our obligations.

After the consummation of the Share Exchange, we became a holding company with no material assets other than the stock of Shuhai Skill (HK).  Accordingly, all of our operations are conducted through Shuhai Skill (HK), its direct subsidiary Tianjin Information and its variable interest entity Shuhai Beijing.  We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used in their operations.

We depend upon the VIE Contractual Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

Our affiliation with Shuhai Beijing is managed through the VIE Contractual Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as direct ownership.  The VIE Contractual Agreements are governed by and would be interpreted in accordance with the PRC laws.  They also provide for the resolution of disputes through arbitration pursuant to PRC laws. If Shuhai Beijing fails to perform the obligations under the VIE Contractual Agreements, we may have to rely on legal remedies under the PRC law, including seeking specific performance or injunctive relief, and claiming damages. There is a risk that we may be unable to obtain any of these remedies.  The legal environment in China is not as developed as in other jurisdictions.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Contractual Agreements.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

All of our business is conducted through Shuhai Beijing, which currently is considered a VIE for accounting purposes, and we are considered the primary beneficiary, thus enabling us to consolidate our financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

Because we rely on the Operation and Intellectual Property Service Agreement with Shuhai Beijing for our revenue, the termination of this agreement would severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and all of our business operations are conducted through the VIE Contractual Agreements. As a result, our revenues rely on dividend payments from Tianjin Information after it receives payments from Shuhai Beijing pursuant to the Operation and Intellectual Property Service Agreement. Shuhai Beijing may terminate the Operation and Intellectual Property Service Agreement without cause. Because neither we, nor our subsidiaries, own equity interests of Shuhai Beijing, the termination of the Operation and Intellectual Property Service Agreement would sever our ability to continue receiving payments from Shuhai Beijing under our current holding company structure. While we are currently not aware of any event or reason that may cause the Operation and Intellectual Property Service Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Operation and Intellectual Property Service Agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Contractual arrangements entered into by our subsidiary and our PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions entered into by our subsidiary and our PRC operating affiliate are found not to have been conducted on an arm’s-length basis or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

We conduct our business through Shuhai Beijing by means of contractual arrangements. If the PRC courts or administrative authorities determine that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Tianjin Shuhai and Shuhai Beijing. Although we have been advised by our PRC counsel, Zhongyin Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Shuhai Beijing and its stockholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People’s Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If any of our PRC entities or their ownership structure or the contractual arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of our PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses;
•	discontinuing or restricting the operations;
•	imposing conditions or requirements with which the PRC entities may not be able to comply;
•	requiring us and our PRC entities to restructure the relevant ownership structure or operations;
•	restricting or prohibiting our use of the proceeds from this offering to finance our business and operations in China; or
•	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Shuhai Beijing are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Shuhai Beijing, revoking the business licenses or operating licenses of Shuhai Beijing, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from this offering to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

The draft Foreign Investment Law proposes sweeping changes to the PRC foreign investment legal regime and will likely to have a significant impact on businesses in China controlled by foreign invested enterprises primarily through contractual arrangements, such as our business.

On January 19, 2015, the PRC Ministry of Finance (“MOFCOM”) published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Foreign Investment Law, which is open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the draft Foreign Investment Law, or the Explanatory Note, which contains important information about the draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” Because the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment (including our industry). The draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIE’s operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements.

The specifics of the draft Foreign Investment Law’s application to variable entity structures have yet to be proposed, but it is anticipated that the draft Foreign Investment Law will regulate variable interest entities. MOFCOM suggests both registration and approval as potential options for the regulation of variable entity structures, depending on whether they are “Chinese” or “foreign-controlled.” One of the core concepts of the draft Foreign Investment Law is “de facto control,” which emphasizes substance over form in determining whether an entity is “Chinese” or “foreign-controlled.” This determination requires considering the nature of the investors that exercise control over the entity. “Chinese investors” are natural persons who are Chinese nationals, Chinese government agencies and any domestic enterprise controlled by Chinese nationals or government agencies. “Foreign investors” are foreign citizens, foreign governments, international organizations and entities controlled by foreign citizens and entities. We are majority controlled by Mr. and Ms. Liu, both of whom are PRC nationals, therefore, it increases the likelihood that our company may be deemed “Chinese” controlled. In its current form, the draft Foreign Investment Law will make it difficult for foreign financial investors, including private equity and venture capital firms, to obtain a controlling interest of a Chinese enterprise in a foreign restricted industry. However, under the proposed new law, we may no longer need to hold interests in our operating affiliate through contractual arrangements and may be able to have control through direct equity ownership.

There is substantial uncertainty regarding the draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption timeline or effective date of the final form of the law. While such uncertainty exists, we cannot determine whether the new foreign investment law, when it is adopted and becomes effective, will not have a material positive or negative impact on our corporate structure and business.

The contractual agreements that we have with our PRC operating affiliate may be determined to be a mechanism to circumvent the restriction of foreign ownership of a business in the PRC, and therefore could be determined to be unenforceable because they are against public policy.

We do not have a direct ownership interest in Shuhai Beijing, our PRC operating affiliate. Instead, through a series of contractual arrangements entered into between Shuhai Beijing and our subsidiary, Tianjin Information, we are able to: (i) exert effective control over our PRC operating affiliate; (ii) receive substantially all of the economic benefits derived from the business operations of our PRC operating affiliate; and (iii) have an exclusive option to purchase all or part of the equity interests in our PRC operating affiliate. Notwithstanding the foregoing, there is a risk that these contractual agreements between Shuhai Beijing and our subsidiary, Tianjin Information, may be determined by a government agency in the PRC to be a mechanism to circumvent the restrictions on foreign ownership of a PRC business and therefore could be determined to be unenforceable because they are against public policy in the PRC. If the agreements were determined to be void as against public policy, we would have no right to the economic benefits from the operations of our PRC affiliate and we would have no other means of generating revenue.

If any of our affiliated entities becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy assets held by such entity, which could materially and adversely affect our business, financial condition and results of operations.

We currently conduct our operations in China through contractual arrangements with our affiliated entities. As part of these arrangements, substantially all of our assets that are important to the operation of our business are held by our affiliated entities. If any of these entities goes bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of our affiliated entities undergoes a voluntary or involuntary liquidation proceeding, its equity owner or unrelated third-party creditors may claim rights relating to some or all of these assets, which would hinder our ability to operate our business and could materially and adversely affect our business, our ability to generate revenue and the market price of our Common Stock.

Risks Associated With Doing Business in China

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products.

All of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our product and services.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries that may affect our economic outlook both in the United States and in China. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our Common Stock.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services and products.

The fluctuation of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, various factors, such as changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under such policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Later on, the People’s Bank of China has decided to further implement the reform of the RMB exchange regime and to enhance the flexibility of RMB exchange rates. Such changes in policy have resulted in a significant appreciation of the Renminbi against the U.S. dollar since 2005. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the Renminbi against the U.S. dollar.

Any significant appreciation or revaluation of the Renminbi may have a material adverse effect on the value of, and any dividends payable on, shares of our Common Stock in foreign currency terms. More specifically, if we decide to convert our Renminbi into U.S. dollars, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars we receive from our initial public offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the Renminbi to the U.S. dollar could materially and adversely affect the price of shares of our Common Stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under our subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures.

Our subsidiaries and affiliated entities in China are subject to restrictions on making dividends and other payments to us.

We are a holding company and rely principally on dividends paid by our subsidiary in China for our cash needs, including paying dividends and other cash distributions to our shareholders to the extent we choose to do so, servicing any debt we may incur and paying our operating expenses. Shuhai Skill (HK)’s income in turn depends on the service fees paid by our affiliated entities. Current PRC regulations permit our subsidiary in China to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under the applicable requirements of PRC law, Shuhai Skill (HK) may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, at the end of each fiscal year, our school as a private school in China is required to allocate a certain amount to its development fund for the construction or maintenance of the school properties or purchase or upgrade of school facilities. In addition, if our subsidiaries or our affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to make dividends or make payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of other companies or government agencies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections of interest relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws and regulations involves significant uncertainties, any of which could limit the available legal protections.

In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Because our principal assets are located outside of the United States and all of our directors and officers reside outside the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

Our directors and officers reside outside the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights against us based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, it may be difficult to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties against us or our officers and directors under the U.S. federal securities laws or otherwise.

We may be required to obtain prior approval of the China Securities Regulatory Commission, or CSRC, of the listing and trading of our Common Stock.

On August 8, 2006, six PRC regulatory authorities, including the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration of Taxation, State Administration for Industry and Commerce of PRC, or SAIC, CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules. This regulation, among other things, requires that the listing and trading on an overseas stock exchange of securities in an offshore special purpose vehicle formed for purposes of holding direct or indirect equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals be approved by the CSRC. On September 21, 2006, the CSRC published on its official website the procedures for such approval process. In particular, certain documents are required to be filed with the CSRC as part of the approval procedures and it could take several months to complete the approval process.

While the implementation and interpretation of the M&A Rules remains unclear, we believe, based on the advice of our PRC counsel, that approval by the CSRC is not required because we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals as defined under the M&A Rules. However, we cannot assure you that the relevant PRC regulatory authorities, including the CSRC, would reach the same conclusion as our PRC counsel. If the CSRC or other PRC regulatory authority subsequently determines that we need to obtain the CSRC’s approval for this resale registration, we may face sanctions by the CSRC or other PRC regulatory authorities. In such event, these regulatory authorities may, among other things, impose fines and penalties on or otherwise restrict our operations in the PRC or delay or restrict any remittance of the proceeds from this resale registration into the PRC. Any such or other actions taken could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, and the trading price of our Common Stock.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected.

In addition, if the MOFCOM determines that we should have obtained its approval for our entry into contractual arrangements with our affiliated entities, we may be required to file for remedial approvals. There is no assurance that we would be able to obtain such approval from the MOFCOM. We may also be subject to administrative fines or penalties by the MOFCOM that may require us to limit our business operations in the PRC, delay or restrict the conversion and remittance of our funds in foreign currencies into the PRC or take other actions that could have material and adverse effect on our business, financial condition and results of operations.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from make loans or additional capital contributions to our PRC subsidiary and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

As an offshore holding company of our PRC subsidiary, we may (i) make loans to our PRC subsidiary and affiliated entities, (ii) make additional capital contributions to our PRC subsidiary, (iii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, and (iv) acquire offshore entities with business operations in China in an offshore transaction. However, most of these uses are subject to PRC regulations and approvals. For example:

•	loans by us to our wholly-owned subsidiary in China, which is a foreign-invested enterprise, cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange of the PRC, or SAFE, or its local counterparts;
•	loans by us to our affiliated entities, which are domestic PRC entities, over a certain threshold must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts; and
•	capital contributions to our wholly-owned subsidiary must be approved by the MOFCOM or its local counterparts.

On August 29, 2008, State Administration of Foreign Exchange (SAFE) promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of its capital contribution in foreign currency into Renminbi. The notice requires that the capital of a foreign-invested company settled in Renminbi converted from foreign currencies shall be used only for purposes within the business scope as approved by the applicable governmental authorities. Such loan may not be used for equity investments within the PRC unless such activity is set forth in the business scope or is otherwise permissible under PRC laws or regulations. In addition, SAFE strengthened its oversight of the flow and use of such capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not otherwise been used. Violations of Circular 142 will result in severe penalties including heavy fines. As a result, Circular 142 may significantly limit our ability to transfer funds to our operations in China through our PRC subsidiary, which may adversely affect our ability to expand our business.

SAFE also promulgated Circular 59 on November 9, 2010, which, among other things, requires the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in the offering documents, or otherwise approved by the board of directors. Accordingly, as we apply with SAFE to convert foreign currencies into Renminbi funds for use of such funds in the PRC, they need to be used in accordance with the section entitled “Use of Proceeds,” or when the proposed use of the proceeds is inconsistent with what is set forth in the section entitled “Use of Proceeds,” we need to submit a board resolution in relation to such proposed use of proceeds to SAFE and the settlement of foreign exchange for such use of proceeds must comply with PRC regulations in relation to foreign exchange.

In addition, SAFE issued an internal guideline to its local counterparts, referred to as Circular 45, in November 2011. Based on the version of Circular 45 made publicly available by certain local governmental authorities on their websites, we understand that Circular 45 requires SAFE’s local counterparts to strengthen the control imposed by Circulars 142 and 59 over the conversion of a foreign-invested company’s capital contributed in foreign currency into RMB. Circular 45 stipulates that a foreign-invested company’s RMB funds, if converted from such company’s capital contributed in foreign currency, may not be used by such company to (i) extend loans (in the form of entrusted loans), (ii) repay borrowings between enterprises, or (iii) repay bank loans it has obtained.

We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our entities in China. If we fail to receive such registrations or approvals, our ability to use capital raised and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

These regulations apply to our direct and indirect shareholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations, and since SAFE Circular No. 37 was issued a year ago, there remains uncertainty with respect to its implementation. We have requested PRC residents who we know currently hold direct or indirect interests in our company to make the necessary applications, filings and amendments as required under SAFE Circular No. 37 and other related rules. However, we cannot assure you that these individuals or any other direct or indirect shareholders or beneficial owners of our company who are PRC residents will be able to successfully complete the registration or update the registration of their direct and indirect equity interest as required in the future. If they fail to make or update the registration, our PRC subsidiary could be subject to fines and legal penalties, and SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting our PRC subsidiary’s ability to distribute dividends to, or obtain loans denominated in foreign currencies from, our company, or prevent us from paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct substantially all of our operations in China and all of our officers and directors reside in China.

We conduct substantially all of our operations in China through Shuhai Beijing, our consolidated VIE in China. All of our current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. Because of this factor, it may be difficult for you to conduct due diligence on the Company, our executive officers or directors and attend stockholders meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

You may experience difficulties in protecting your rights through the United States courts.

Currently, substantially all of our operations are conducted in China and substantially all of our assets are located in China. All of our officers are nationals or residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, it may be difficult for a stockholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

In addition, it may be difficult or impossible for you to effect service of process within the United States upon us our directors and officers in the event that you believe that your rights have been violated under United States securities laws or otherwise. Even if you are successful in effecting service of process and bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the PRC of judgments obtained in the United States.

Labor contract laws in China may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated the Labor Contract Law of the PRC, or the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based on the mandatory requirement age. In the event we decide to significantly change or decrease our workforce, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

The economy of China has been experiencing significant growth, leading to inflation and increased labor costs. China’s overall economy and the average wage in the PRC are expected to continue to grow. Future increases in China’s inflation and material increases in the cost of labor may materially and adversely affect our profitability and results of operations unless we are able pass on these costs to our students by increasing tuition.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in this report include audit documentation located in China. PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

The inability of the PCAOB to conduct inspections of our auditors’ work papers in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

Risks Relating to Our Common Stock

Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our officers and directors collectively have over 80% beneficial ownership of our Company. This is particularly the case as our two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our Common Stock will develop in the future.  In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;
•	Market visibility for our Common Stock may be limited; and
•	A lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

The trading price of the Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

The market price for our Common Stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations due to factors such as:

•	the perception of U.S. investors and regulators of U.S. listed Chinese companies;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	negative publicity, studies or reports;
•	conditions in Chinese and global cybersecurity product markets;
•	our capability to match and compete with technology innovations in the industry;
•	changes in the economic performance or market valuations of other companies in the same industry;
•	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar; and
•	general economic or political conditions in or impacting China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Our Common Stock is thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Common Stock is “thinly-traded,” meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our Common Stock may not develop or be sustained.

Our Common Stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our Common Stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our Common Stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our Common Stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit your ability to buy and sell shares of our Common Stock, which could depress the price of shares of our Common Stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell shares of our Common Stock, have an adverse effect on the market for shares of our Common Stock, and thereby depress price of our Common Stock.

You may face significant restrictions on the resale of your shares of our Common Stock due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our Common Stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this prospectus. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our Common Stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Potential future sales under Rule 144 may depress the market price for the Common Stock.

In general, under Rule 144, a person who has satisfied a minimum holding period of between six months to one-year, as well as meeting any other applicable requirements of Rule 144, may thereafter sell such shares publicly. Therefore, the possible sale of unregistered shares may, in the future, have a depressive effect on the price of our Common Stock in the over-the-counter market.

Volatility in our Common Stock price may subject us to securities litigation.

The market for our Common Stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from Shuhai Beijing. Shuhai Beijing may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

We currently do not own any real estate or land use rights. We lease office space of approximately 2,691 square feet from Beijing Changning Electromechanical Science & Technology Co. Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $4,069. The lease agreement expires February 28, 2017. We also lease a small office in Harbin for Harin Information’s operation under a five-year lease that expires on July 20, 2020. We pay an annual rent of approximately $3,112 for this space. We believe the rented space is sufficient for our current operations.

Item 3.	Legal Proceedings.

Neither we nor our subsidiaries are a party to any material pending legal proceedings, and no such proceedings are known to be contemplated. However, from time to time, we and our subsidiaries may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock started trading on the OTCQB market under the symbol “DTSS” on April 20, 2016. The following table sets forth the high and low bid prices for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year ending June 30, 2016	HIGH	LOW
Quarter ended June 30, 2016	$2.80	$0.40

The source for the high and low bid prices is www.nasdaq.com.

Holders

We had 136 holders of record of our Common Stock as of September 27, 2016.

Dividends

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company’s Board currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by WFOE, we may not be able to pay dividends to our shareholders. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently does not have any equity compensation plan.

Repurchase of Equity Securities

None.

Use of Proceeds

On April 22, 2015, the Company’s registration statement on Form S-1 (File No. 333-202071) was declared effective for its initial public offering, pursuant to which the Company registered for resale 2,000,000 shares of Common Stock, all of which were sold privately in China to the selling stockholders named therein. The offering price was $0.01 per share. We did not and will not receive any proceeds from the sale of securities by the selling stockholders.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

The Company was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to the current name on May 27, 2015 by amending its articles of incorporation.

On October 29, 2015, the Company entered into Exchange Agreement with the Shareholders of Shuhai Skill (HK). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together owned 100% of the ordinary shares of Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of the Company’s Common Stock, thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information and Harbin Information, to become wholly-owned subsidiaries of the Company, and Shuhai Beijing to become the VIE of the Company through a series of contractual relationships between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

On October 27, 2015, the Company’s founder, Xingzhong Sun, sold all his 5,000,000 shares of Common Stock of the Company to Zhixin Liu. Following the transaction, Zhixin Liu and her father, Fu Liu, beneficially owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 55,000,000 (post-split) shares of Common Stock issued and outstanding, 45,000,000 of which were owned by Zhixin Liu and Fu Liu.

On November 12, 2015, the Company effected a five-for-one forward split (the “Forward Split”) of the Common Stock, pursuant to which each shareholder of the Company was issued five shares of Common Stock in exchange for each share of their then-issued Common Stock. In conjunction with the Forward Split, the Company’s authorized shares of Common Stock increased from 75,000,000 shares to 375,000,000 shares. Immediately following the Forward Split, the Company had a total of 55,000,000 issued and outstanding shares of Common Stock.

Following the reverse merger, the Company, through its wholly owned subsidiaries and VIE, is in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

The Company started to sell its products during the calendar year 2016. In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Pursuant to the contract, the Company will install wireless internet terminal collection equipment and 3G wireless network cards, as well as provide training services related to the use of the equipment for a total contract price of RMB1,005,000 (approximately $162,844). As of the date of this report, the Company has completed the installation of this project, and is waiting for acceptance from the Bureau of Public Security of Daqing City. The Company will recognize revenue for this project upon acceptance by the customer.

The Company believes that the increased demand for internet security equipment and related services in China, including internet security, micro marketing, new media advertising and big data integration, presents a great opportunity for the Company to establish and grow its business in the next twelve months and the Company expects to start generating revenue during the fiscal year ending June 30, 2017.

Results of Operations

Year Ended June 30, 2016 and for the Period from February 11, 2015 (Date of Inception) to June 30, 2015

Revenue:

The Company had no revenue for the year ended June 30, 2016 and for the period from February 11, 2015 (date of inception) to June 30, 2015. The Company started to sell its products during the calendar year 2016 and has not generated any revenue as of June 30, 2016 because the completed project must be accepted to recognize revenue. The Company expects to start generating revenue during the fiscal year ending June 30, 2017.

Selling, General and Administrative Expenses:

Selling expenses were $24,911 and $766 for the year ended June 30, 2016 and the period from February 11, 2015(date of inception) to June 30, 2016, respectively.

General and administrative expenses were $1,096,396 for the year ended June 30, 2016 which were primarily attributable to salaries and professional fees including legal, accounting and consulting services in connection with the Company’s going public transaction. General and administrative expenses were $201,974 for the period from February 11, 2015 (date of inception) to June 30, 2015, which were attributable to start-up costs.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity securities, shareholder loans and capital contributions. Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds to finance our planed operations for the next twelve months.

Due to our negative cash flow from operating activities and no revenue generated yet since inception, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and additional resources to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company expects to generate revenue during the fiscal year ending June 30, 2017, which will be used to fund its operations. In addition, the Company intends to raise additional funds through debt and equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Cash Flows:

As of June 30, 2016, we had a working capital deficiency of $114,321. Our current assets on June 30, 2016 were $336,054, primarily consisting of cash of $11,802, prepaid expenses of $94,757 and $229,495 of project in progress. Our current liabilities were primarily composed of accounts payable of $197,970, accrued expenses and other payables of $75,784 and loans payable to a shareholder of $176,621.

Cash Flow in Operating Activities

Net cash used in operating activities was $1,136,983 during the year ended June 31, 2016, which previously consisted of our net loss of $1,124,850, offset by a noncash adjustment of $29,825, a change in project in progress of $237,361, a change in prepaid expenses and other current assets of $73,822, and an increase of accounts payable of $204,755, accrued expenses and other payables of $64,470.

Net cash used in operating activities was $195,683 for the period from February 11, 2015 to June 30, 2015. The cash outflow from operating activities was mainly due to net loss and payments for prepaid expenses.

Cash Flow in Investing Activities

Net cash used in investing activities totaled $87,290 for the year ended June 30, 2016, which primarily related to cash received from the reverse merger of $12,618, cash paid for leasehold improvements of $40,947 and cash paid for the acquisition of intangible assets and office equipment of $58,961.

Net cash used in investing activities was $53,077 for the period from February 11, 2015 to June 30, 2015. The net cash outflow from investing activities was primarily due to expenses related to the acquisition of new equipment.

Cash Flow in Financing Activities

Net cash provided by financing activities was $1,230,864 during the year ended June 30, 2016, which primarily consisted of capital contributions of $662,201 and the proceeds from sales of the Company’s common stock of $442,027.

Net cash provided by financing activities was $254,649 for the period from February 11 to June 30, 2015. The net cash inflow from February 11, 2015 to June 30, 2015 was due to capital contributions from our shareholders of $195,878, and an advance from the Company’s President of $58,771 for our operating needs.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-18 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15 of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the material weaknesses in our internal control over financial reporting that were described in greater details below.

Inherent Limitations Over Internal Controls

The Company’s goal is to establish and maintain internal controls over financial reporting which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S GAAP. The Company is working toward having internal controls over financial reporting which include those policies and procedures that:

i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls (even if properly established) will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of June 30, 2016, our internal control over financial reporting was not effective due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in the fiscal year ending June 30, 2017 to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officer of the Company as of the date of this report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected and has qualified.

Name	Age	Position	Director or Officer Since
Ms. Zhixin Liu	30	Chairman of the Board, CEO, President, Interim-CFO, Secretary and Treasurer	October 2015
Mr. Fu Liu	51	Director	October 2015

Biographical Information

Ms. Zhixin Liu. Ms. Zhixin Liu currently serves as Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary of the Company. Prior to founding Shuhai Beijing in February of 2015, from February 2012 to January 2015, Ms. Liu also worked as the General Manager of Harbin Jinfenglvyuan Bio-Technology Co., Ltd. where she was responsible for implementing the company’s annual work plan, financial budget report, profit distribution, utilization plan, conducting the daily management of the company, and signing agreements on behalf of the company. From January 2011 to February 2012, Ms. Liu worked as a board director in Beijing Jinyajianguo Refrigeration Plants Manufacturing Co., Ltd., a private company. From January 2010 to January 2011, Ms. Liu worked as the Vice General Manager and Director of the Board at Beijing Time Garden Digital Technologies Co., Ltd where she was responsible for the management of several departments and assisted the General Manager with internal and external affairs. Ms. Liu has a bachelor’s degree in IT Management from Employee University directly under Heilongjiang Provincial Governmental Departments. She is presently enrolled in the MBA program of China Agricultural University. As the President and executive officer of the Company, Ms. Liu brings to the Board an intimate understanding of the industry and the Company’s operations.

Mr. Fu Liu. Mr. Fu Liu currently serves as a director of the Company. Mr. Liu has served as the chairman of the board of directors of Shuhai Beijing since February 2015. Prior to his service on the board of Shuhai Beijing, from February 2012 to January 2015, Mr. Liu served as the Chairman of Board of Directors of Harbin Jinfenglvyuan Bio-Technology Co. Ltd. From January 2011 to January 2015, he served as a director of Beijing Jinyajianguo Refrigeration Equipment Co., Ltd. Prior to that, Mr. Liu was the director of Kedong County Rural Economic Management Office of Heilongjiang Province from January 2005 to January 2012. Mr. Liu received a bachelor’s degree in accounting from Heilongjiang Institute of Finance and Economics in June of 1987 and a bachelor’s degree in law from the CPC Party School Heilongjiang Provincial Committee in 1989. Among other qualifications, Mr. Liu brings to the Board extensive knowledge of the Company’s business, relevant executive officer experience as well as governmental and political expertise.

Family Relationships

Mr. Liu, our director, is the father of Ms. Liu, our Chairman, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Corporate Secretary.

The Board and Committees

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board as a whole. Presently, the Company is not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future as we prepare to list on a national securities exchange. If we are successful in listing our Common Stock on the NYSE or NASDAQ, we would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for such listing and in compliance with Rule 10A-3 of the Exchange Act.

Directors Independence

Our Board has determined that it does not presently have a member that is “independent” as the term is defined under the Exchange Act.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; (iv) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (a) Any Federal or State securities or commodities law or regulation; or (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; nor (v) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

Code of Conduct and Ethics

We currently do not have a Code of Ethics and plan to adopt one as we develop our business.

Section 16 Compliance

As of the date of this report, we are not subject to Section 16(a) of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

The members of our Board have been serving as the Company’s officers or employees. Our executive officer does not currently serve, or in the past year has never served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board.

Item 11.	Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the Company in all capacities for our fiscal years ended June 30, 2016 and 2015 for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

Ms. Zhixin Liu	2016	$18,861	—	—	—	—	$18,861
Chairman, CEO, President, Interim-CFO, Secretary and Treasurer	2015	$7,195 (1)	—	—	—	—	$7,195

(1) Represents salaries for the period from February 11, 2015 (inception) to June 30, 2015.

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2016.

Employment Agreements

The Company does not have any written employment agreement with its officer other than the agreement described below.

Employment Contract – Zhixin Liu

On February 11, 2015, Shuhai Beijing entered into an employment agreement with Ms. Zhixin Liu for a term of three years expiring on February 10, 2018, pursuant to which Ms. Zhixin Liu will serve as the Chief Executive Officer of Shuhai Beijing for an annual salary of RMB 120,000 (approximately $18,670). Ms. Liu will be entitled to annual discretional bonuses based on the company’s performances.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred when attending board or committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 27, 2016 by our officers, directors and 5% or greater beneficial owners of Common Stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws.

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% Stockholder
Zhixin Liu	28,750,000	51.8%
Fu Liu	16,250,000	29.3%
Directors and Executive Officers:
Zhixin Liu	28,750,000	51.8%
Fu Liu	16,250,000	29.3%
All officers and directors as a group (two persons)	45,000,000	81.1%

*	Represents less than 1%
(1)	Applicable percentage of ownership is based on 55,462,271 shares of Common Stock outstanding as of September 27, 2016 together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.
(2)	Unless otherwise indicated, the address for the shareholders is 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, People’s Republic of China, 215200.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On May 26, 2015, pursuant to the terms of a stock purchase agreement, Zhixin Liu purchased 20,000,000 shares, or 57.14% of the issued and outstanding Common Stock of the Company from Xingzhong Sun, who was the sole officer, director and majority shareholder of the Company at the time of the transaction. As part of the transaction, Zhixin Liu was elected as the Company’s Chairperson of the Board.

In October 2015, the Company entered into the Exchange Agreement with Zhixin Liu, the Company’s Chairperson and Fu Liu, who were the shareholders (“Shareholders”) of Shuhai Skill (HK) whereby the Shareholders transferred all the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of the Company’s Common Stock. As a result of the Share Exchange, Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information and Harbin Information became wholly-owned subsidiaries of the Company and Shuhai Beijing became the Company’s variable interest entity.

The Company’s President, Zhixin Liu, has paid for certain operating expenses on behalf of the Company. As of June 30, 2016 and June 30, 2015, the amounts due to the President were $88,601 and $58,917, respectively. These amounts are interest-free, unsecured and due on demand. As of June 30, 2016, the Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company will rent a car from the Company’s President with a monthly rent of RMB 5,000 ($782). The agreement expires on December 31, 2016.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Paritz & Company, P.A. and Anton & Chia LLP, during the fiscal year ended June 30, 2015 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2016	2015
Audit Fees	$23,450	$6,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$23,450	$6,000

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2015 and 2016 is compatible with and did not impair their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-17 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.7	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2016.
21.1	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 28, 2016	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	President, Chief Executive Officer (principal executive officer), Interim Chief Financial Officer	September 28, 2016
Zhixin Liu	(principal accounting and financial officer) and Chairman

/s/ Fu Liu	Director	September 28, 2016
Fu Liu

DATASEA INC.

 CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Loss	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Datasea, Inc.

We have audited the accompanying consolidated balance sheet of Datasea, Inc. (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Datasea, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of June 30, 2015 and for the year then ended were audited by other auditors, whose report dated July 31, 2015, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datasea, Inc. as of June 30, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenue since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton and Chia, LLP

Anton and Chia, LLP

Newport Beach, CA

September 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

Datasea Inc. (formerly Shuhai Information Technology Co., Ltd.)

We have audited the accompanying balance sheet of Datasea Inc. (formerly Shuhai Information Technology Co., Ltd.) (the “Company”) as of June 30, 2015 and the related statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the period from February 11, 2015 (date of inception) to June 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datasea Inc. (formerly Shuhai Information Technology Co., Ltd.) as of June 30, 2015 and the results of their operations and cash flows for the period from February 11, 2015 (date of inception) to June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements reflect that the Company has not generated any revenues since inception, has a working capital deficiency of $58,115 and has an accumulated deficit of $202,740 as of June 30, 2015. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey

July 31, 2015, except the statement of stockholders’ equity (deficit), which is dated September 26, 2016

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015

ASSETS
Current Assets
Cash	$11,802	$5,904
Project in progress	229,495	—
Prepaid expenses and other current assets	94,757	25,425
Total Current Assets	336,054	31,329

Property and equipment, net	102,501	51,236
Intangible assets, net	12,379	—
Total Assets	$450,934	$82,565

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities
Accounts payable	$197,970	$—
Accrued expenses and other payables	75,784	30,527
Loan payable-shareholder	176,621	58,917
Total Current Liabilities	450,375	89,444

Stockholders’ Equity(Deficit)
Common stock, $0.001 par value, 375,000,000 shares authorized, 55,387,271 and 20,000,000 shares issued and outstanding at June 30, 2016 and 2015, respectively (1)	55,387	20,000
Additional paid-in capital (1)	1,278,621	175,878
Accumulated comprehensive loss	(5,859)	(17)
Accumulated deficit	(1,327,590)	(202,740)
Total Stockholders’ Equity(Deficit)	559	(6,879)

Total Liabilities and Stockholders’ Equity(Deficit)	$450,934	$82,565

See accompanying notes to the audited consolidated financial statements

(1)	Giving retrospective effect to the exchange agreement (Note 1) and the effect of a 5-for-1 forward split (Note 11).

DATASEA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Period from February 11, 2015 (Inception) to
	June 30, 2016	June 30, 2015

Revenue	$—	$—

Operating expenses:
Selling expenses	24,911	766
General and administrative expenses	1,097,396	201,974
Total operating expenses:	1,122,307	202,740

Loss from operation	(1,122,307)	(202,740)

Other income (expense):
Other expense	(2,741)
Interest income	198	—
Total other income (expense)	(2,543)	—

Loss before provision for income taxes	(1,124,850)	(202,740)

Income tax provision	—	—

Net loss	(1,124,850)	(202,740)

Other comprehensive loss
Foreign currency translation adjustment	(5,842)	(17)
Total comprehensive loss	$(1,130,692)	$(202,757)

Net loss per share
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding (1)
Basic and diluted	43,630,302	20,000,000

See accompanying notes to the audited consolidated financial statements

(1)	Giving retrospective effect to the exchange agreement (Note 1) and the effect of a 5-for-1 forward split (Note 11).

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common	Stock	Paid in	Accumulated	Comprehensive	Equity
	Shares(1)	Value(1)	Capital(1)	Deficit	Loss	(Deficit)
Balance at February 11, 2015(Inception)	—	$—	$—	$—	$—	$—

Common stock issue to founders	20,000,000	20,000	175,878	—	—	195,878
Comprehensive income:						—
Net loss	—	—	—	(202,740)	—	(202,740)
Foreign currency translation adjustment	—	—	—	—	(17)	(17)
Balance at June 30, 2015	20,000,000	20,000	175,878	(202,740)	(17)	(6,879)
Effect of reverse merger	35,000,000	35,000	(22,382)	—	—	12,618
Capital contribution	—	—	683,485	—	—	683,485
Issuance of common stock	387,271	387	441,640	—	—	442,027
Comprehensive income:
Net loss	—	—	—	(1,124,850)	—	(1,124,850)
Foreign currency translation gain	—	—	—	—	(5,842)	(5,842)
Balance at June 30, 2016	55,387,271	$55,387	$1,278,621	$(1,327,590)	$(5,859)	$559

See accompanying notes to the audited consolidated financial statements

(1)	Giving retrospective effect to the exchange agreement (Note 1) and the effect of a 5-for-1 forward split (Note 11).

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Period from February 11, 2015 (Inception) to
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(1,124,850)	$(202,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,825	1,968
Changes in current assets and current liabilities:
Project in progress	(237,361)	—
Prepaid expenses and other current assets	(73,822)	(25,362)
Accounts payable	204,755	—
Accrued expenses and other payables	64,470	30,451
Net cash used in operating activities	(1,136,983)	(195,683)

Cash flows from investing activities:
Cash received from reverse merger	12,618	—
Leasehold improvement	(40,947)	—
Acquisition of office equipment and intangible assets	(58,961)	(53,077)

Net cash used in investing activities	(87,290)	(53,077)

Cash flows from financing activities:
Loan from shareholder	126,636	58,771
Issuance of common stock	442,027	—
Capital contribution	662,201	195,878
Net cash provided by financing activities	1,230,864	254,649

Effect of exchange rate changes on cash	(694)	15

Net increase in cash	5,898	5,904

Cash – beginning of period	5,904	—

Cash – ending of period	$11,802	$5,904

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to the audited consolidated financial statements

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation.

On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 20,000,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 5,000,000 shares of Common Stock of the Company to Ms. Liu.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 55,000,000 shares of Common Stock issued and outstanding, 45,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, the Company, through its wholly owned subsidiaries and VIE entities, is engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has not generated any revenues since inception, has an accumulated deficit of $1,327,590 at June 30, 2016, and has incurred losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions and accounts have been eliminated in consolidation. This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the “Accounting Principles of the PRC” (“PRC GAAP”).

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of June 30, 2016 and June 30, 2015.

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. The Company acquired Value added telecommunications business license on September 28, 2015. No impairment of intangible assets has been identified as of the balance sheet dates.

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

As of June 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. As of June 30, 2016, the project has not been completed.

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license consistent with the acquisition of other software licenses; otherwise, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities can elect to adopt the amendments either prospectively to all arrangements entered into after the effective date or retrospectively to all prior periods. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03 (see above).  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2016	June 30, 2015
Office furniture and fixtures	$59,191	38,193
Office equipment	33,270	15,016
Leasehold improvements	39,591	—
Subtotal	132,052	53,209
Less: Accumulated depreciation	29,551	1,973
Total	$102,501	$51,236

Depreciation expense for the year ended June 30, 2016 and 2015 was $28,687 and $1,968, respectively.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	June 30, 2016	June 30, 2015
Software registration right	$1,417	—
Value-added telecommunications business license	12,062	—
Subtotal	13,479	—
Less: Accumulated depreciation	1,100	—
Total	$12,379	—

The Company acquired intangible assets during September and December 2015. Amortization expense for the year ended June 30, 2016 was $1,100.

NOTE 6 –PROJECTS IN PROGRESS

Projects in progress represent costs accumulated on projects at various stages of completion. Projects in progress are classified as short-term because the projects are expected to be completed within one year.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following

	June 30, 2016	June 30, 2015
Security deposit	$25,941	$16,188
Prepaid expenses	37,305	8,244
Others	31,511	993
Total	$94,757	$25,425

Note 8 – accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	June 30, 2016	June 30, 2015
Deposit from customers	$15,043	$16,357
Salary payable	31,850	13,414
Commission	9,869
Others	19,022	756
Total	$75,784	$30,527

DATASEA INC.

Notes to Consolidated Financial Statements

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of June 30, 2016 and June 30, 2015, the amounts due to the President were $176,621 and $58,917, respectively. These amounts are interest-free, unsecured and due on demand. The President of the Company expects this loan to be repaid. As of June 30, 2016, the Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $778. The agreement expires on December 31, 2016.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and files U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entity. No provision for US federal income tax was made for the year ended June 30, 2016 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the year ended June 30, 2016, and therefore did not incur any Hong Kong Profit tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company had net operating loss (“NOL”) carryforwards of approximately $10,000 in the United States and approximately $1,300,000 in the PRC as of June 30, 2016. The NOL carryforwards will begin to expire in the United States and the PRC, if not utilized, by 2036 and 2021, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized and thus provided a 100% valuation allowance at June 30, 2016 and no deferred tax asset benefit has been recorded. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 15% to the Company’s effective tax is as follows:

	Year ended June 30, 2016	Period from February 11, 2015 (Inception) to June 30, 2015
U.S. Statutory rate of 15%	$(168,728)	$(30,411)
Tax rate difference between China and U.S.	(111,148)	(20,274)
Change in valuation allowance	279,876	50,685
Effective income rate	$—	$—

DATASEA INC.

Notes to Consolidated Financial Statements

Note 10 – income taxes (CONTINUED)

The provisions for income taxes are summarized as follows:

	Year ended June 30, 2016	Period from February 11, 2015 (Inception) to June 30, 2015
Current	$—	$—
Deferred	279,876	50,685
Change in valuation allowance	(279,876)	(50,685)
Total	$—	$—

The Company’s net deferred tax asset as of June 30, 2016 and 2015 is as follows:

	June 30, 2016	June 30, 2015
Deferred tax asset	$286,754	$50,685
Valuation allowance	(286,754)	(50,685)
Net deferred tax asset	$—	$—

NOTE 11 – SHAREHOLDERS’ EQUITY

On November 17, 2015, the Company effected a five-for-one forward split of the Company’s Common Stock, increasing the number of authorized shares from 75,000,000 to 375,000,000. All relevant information relating to number of shares and per share information have been retrospectively adjusted to reflect the forward split for all periods presented.

During the year ended June 30, 2016, the Company’s President, Zhixin Liu, contributed RMB 4,256,300 ($683,485) to the Company.

In February and March 2016, the Company entered into subscription agreements with 42 individual investors and sold 207,000 shares of the Company’s Common Stock at $0.92 per share and 40,000 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $248,453 from sale of Common Stock.

On May 31, 2016, the Company entered into subscription agreements with 11 investors and sold 140,271 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $193,574 from sale of Common Stock.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 12 – CommiTments

Lease Agreement

The Company leased an office for a monthly rent of RMB 32,923 (or approximately $5,122) under a one-year, non-cancellable operating lease agreement.  The lease expired on December 17, 2015. The new lease agreement for the same location was signed for the period from December 18, 2015 to December 17, 2016 with a monthly rent of RMB 35,926 (or approximately $5,122). The lease was terminated in March 2016.

In February 2016, the Company leased another office in the same building under a one-year operating lease agreement. The lease will expire on February 28, 2017 and has a monthly rent of RMB 27,375 (or approximately $4,259). Future rental payments due under the lease were RMB 219,000 (or approximately $34,072).

Rental expenses for the year ended June 30, 2016 and 2015 were $58,769 and $32,231, respectively.

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. The Company provides 5 years warranty for terminal features collection equipments and lifetime warranty for software updates. We estimated the cost will be RMB 393,000(or approximately $61,144)

NOTE 13 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

On August 14, 2016, the Company entered into subscription agreements with investors and sold 75,000 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $103,500 from sale of Common Stock.

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.7	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2016.
21.1	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.