Form 10-Q
period 2016-09-30
DATASEA INC.
filed 2016-11-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of issuer's common stock outstanding as of November 14, 2016 was 55,692,271.

DATASEA INC.

PART I – FINANCIAL INFORMATION

Page
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Comprehensive Income	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4-15

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 93,366	$ 11,802
Project in progress	229,360	229,495
Prepaid expenses and other current assets	65,980	94,757
Total Current Assets	388,706	336,054

Property and equipment, net	97,961	102,501
Intangible assets, net	12,003	12,379
Total Assets	$ 498,670	$ 450,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 184,672	$ 197,970
Accrued expenses and other payables	35,884	75,784
Loan payable-shareholder	84,557	176,621
Total Current Liabilities	305,113	450,375

Stockholders' Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 55,692,271 and 55,387,271 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively (1)	55,692	55,387
Additional paid-in capital(1)	1,699,216	1,278,621
Accumulated comprehensive loss	33,073	(5,859)
Accumulated deficit	(1,594,424)	(1,327,590)
Total Stockholders' Equity	193,557	559

Total Liabilities and Stockholders' Equity	$ 498,670	$ 450,934

See accompanying notes to the unaudited condensed consolidated financial statements.

(1) Giving retropective effect to the exchange agreement(Note 1) and the effect of a 5-for-1 forward split(Note 11).

DATASEA INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015

Revenue	$—	$—

Operating expenses:
Selling expenses	44,718	—
General and administrative expenses	225,176	162,307
Total operating expenses:	269,894	162,307

Loss from operation	(269,894)	(162,307)

Other income:
Other expense(income), net	(3,028)	28
Interest income	(32)	(34)
Total other expenses	(3,060)	(6)

Loss before provision for income taxes	(266,834)	(162,301)

Income tax provision	—	—

Net loss	(266,834)	(162,301)

Other comprehensive loss
Foreign currency translation adjustment	38,932	274
Total comprehensive loss	$(227,902)	$(162,027)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding(1)
Basic and dulited	54,823,551	20,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

(1) Giving retropective effect to the exchange agreement(Note 1) and the effect of a 5-for-1 forward split(Note 11).

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(266,834)	$(162,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,341	3,249
Changes in current assets and current liabilities:
Project in progress	(608)	—
Prepaid expenses and other current assets	28,486	6,305
Accounts payable	(12,663)	—
Accrued expenses and other payables	76	7,173
Net cash used in operating activities	(245,202)	(145,574)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(1,795)	(19,347)

Net cash used in investing activities	(1,795)	(19,347)

Cash flows from financing activities:
Payment to related party	(92,259)	(4,704)
Issuance of common stock	420,900	—
Capital contribution	—	166,515
Net cash provided by financing activities	328,641	161,811

Effect of exchange rate changes on cash	(80)	(232)

Net increase (decrease) in cash	81,564	(3,342)

Cash – beginning of period	11,802	5,904

Cash – ending of period	$93,366	$2,562

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 (20,000,000 after the forward split described in Note 9) shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd. (“Harbin Information”), a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 55,000,000 shares of Common Stock issued and outstanding, 47,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, the Company, through its wholly owned subsidiaries and VIE entities, is engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenues since inception, has an accumulated deficit of $1,594,424 at September 30, 2016, and has incurred losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK)”), Tianjin Information, Harbin Information and Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes for the year ended June 30, 2016. The results of the three month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending June 30, 2017.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of September 30, 2016 and June 30, 2016.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and improvements that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts,and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method over estimated useful lives as follows:

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. As of September 30, 2016, the project has not been completed.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company adopted this guidance, prospectively, as of November 30, 2015.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarity the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is assessing the impact of the adoption of the ASU on its unaudited condensed consolidated financial statements, disclosure requirements and methods of adoption.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2016	June 30, 2016
Office furniture and fixtures	$58,999	59,191
Office equipment	34,957	33,270
Leasehold improvements	39,462	39,591
Subtotal	133,419	132,052
Less: Accumulated depreciation	35,458	29,551
Total	$97,961	$102,501

Depreciation expense for the three months ended September 30, 2016 and 2015 was $6,005 and $3,140, respectively.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2016	June 30, 2016
Software registration right	$1,412	1,417
Value-added telecommunications business license	12,023	12,062
Subtotal	13,435	13,479
Less: Accumulated depreciation	1,432	1,100
Total	$12,003	12,379

The Company acquired intangible assets during September and December 2015, amortization expense for the three months ended September 30, 2016 and 2015 was $336 and $109, respectively.

NOTE 6 –PROJECTS IN PROGRESS

Projects in progress represent costs accumulated on projects at various stages of completion. Projects in progress are classified as short-term because the projects are expected to be completed within one year.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the :following:

	September 30, 2016	June 30, 2016
Security deposit	$25,857	$25,941
Prepaid expenses	37,185	37,305
Others	2,938	31,511
Total	$65,980	$94,757

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	September 30, 2016	June 30, 2016
Deposit from customers	$29,987	$15,043
Salary payable	33,479	31,850
Commission	9,837	9,869
Others	(37,420)	19,022
Total	$35,884	$75,784

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of September 30, 2016 and June 30, 2016, the amounts due to the President were $84,557 and $176,621, respectively. These amounts are interest-free, unsecured and due on demand. The President of the Company is expected this loan to be repaid. As of September 30, 2016, the Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $750. The agreement expires on December 31, 2016.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and files U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entity. The Company’s effective tax rate is 15% for income tax for the three months ended September 30, 2016. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three months ended September 30, 2016, and therefore did not incur any Hong Kong Profit tax.

Under the Corporate Income Tax Law of the People’s Republic of China (PRC), the Company’s offshore subsidiaries in PRC has effective tax rate of 25%.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY

On November 17, 2015, the Company affected a five-for-one forward split of the Company’s Common Stock, increasing the number of authorized shares from 75,000,000 to 375,000,000 and the number of shares of issued and outstanding Common Stock from 11,000,000 to 55,000,000. The financial statements have been retroactively adjusted to reflect this forward split.

During the year ended June 30, 2016, the Company’s President, Zhixin Liu, contributed RMB 4,256,300 ($683,485) to the Company.

In February and March 2016, the Company entered into subscription agreements with 42 individual investors and sold 207,000 shares of the Company’s Common Stock at $0.92 and 40,000 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $248,453 from sale of Common Stock.

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

On September 30, 2016, the Company entered into subscription agreements with investors and sold 230,000 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $317,400 from sale of Common Stock.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 12 – Commitment

Lease Agreement

In February 2016, the Company leased another office in the same building under a one-year operating lease agreement. The lease will expire on February 28, 2017 and has a monthly rent of RMB 27,375 (or approximately U$4,259). Future rental payments due under the lease were RMB 136,815 (or approximately $20,524).

Rental expenses for the three months ended September 30, 2016 and 2015 were $12,777 and $15,366, respectively.

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Upon completion of such contract, the Company will be required to provide 5 years warranty for terminal features collection equipments and lifetime warranty for software updates. We estimated the cost will be RMB 393,000(or approximately $58,956).

NOTE 13 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these unaudited condensed consolidated financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the unaudited condensed consolidated financial statements.

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

On October 29, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with Ms. Zhixin Liu and Mr. Fu Liu, the shareholders (“Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together owned 100% of the ordinary shares of Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of the Company’s Common Stock, thereby causing Shuhai Skill (HK) and its wholly foreign owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Tianjin Information”), and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Harbin Information”) became wholly-owned subsidiaries of the Company, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), became the Company’s variable interest entity. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenue

The Company had no revenue for the three months ended September 30, 2016 and 2015. The Company started to sell its products during the calendar year 2016 and has not generated any revenue as of September 30, 2016 because the completed project must be accepted to recognize revenue. The Company expects to start generating revenue during the fiscal year ending June 30, 2017.

Selling, General and Administrative Expenses

Selling expenses were $44,718 and $0 for the three months ended September 30, 2016 and 2015.

General and administrative expenses were $225,176 for the three months ended September 30, 2016 which were primarily attributable to research and development costs and professional fees. General and administrative expenses were $162,307 for the three months ended September 30, 2015, which were attributable to start-up costs.

Net Loss

Net loss were $266,834 and $162,301 for the three months ended September 30, 2016 and 2015, respectively.

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

Cash Flows

As of September 30, 2016, we had a working capital of $83,593. Our current assets on September 30, 2016 were $388,706, primarily consisting of cash of $93,366, prepaid expenses of $65,980 and $229,360 of project in progress. Our current liabilities were primarily composed of accounts payable of $184,672, accrued expenses and other payables of $35,884 and loans payable to a shareholder of $84,557.

Cash Flow in Operating Activities

Net cash used in operating activities was $245,202 during the three months ended September 30, 2016, which primarily consisted of our net loss of $266,834, offset by a noncash adjustment of $6,341, a change in prepaid expenses and other current assets of $28,486, and accounts payable of $12,663.

Net cash used in operating activities was $145,574 for the three months ended September 30, 2015. The cash outflow from operating activities was mainly due to net loss.

Cash Flow in Investing Activities

Net cash used in investing activities totaled $1,795 for the three months ended September 30, 2016, which primarily used for the acquisition of office equipment.

Net cash used in investing activities was $19,347 for the three months ended September 30, 2015. The net cash outflow from investing activities was primarily due to the acquisition of new equipment.

Cash Flow in Financing Activities

Net cash provided by financing activities was $328,641 during the three months ended September 30, 2016, which primarily consisted of payment to related party of $92,259 and the proceeds from sales of the Company’s common stock of $420,900.

Net cash provided by financing activities was $161,811 for the three months ended September 30, 2015. The net cash inflow from financing activities was due to capital contributions from our shareholders of $166,515.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer or affiliate of the issuer, and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 30, 2016, the Company conducted the closing of a private placement transaction pursuant to subscription agreements (the “Subscription Agreements”) with a total of 20 investors (the “Investors”), all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act. The Investors are all individuals residing in the People’s Republic of China.

Pursuant to the Subscription Agreements, the Company has issued and sold to the Investors, and the Investors have purchased from the Company, an aggregate of 230,000 shares (the “Shares”) of Common Stock for a purchase price of $1.38 per share, for total cash proceeds of $317,400. Pursuant to the Subscription Agreements, the Company has no obligation to register the Shares for resale under the Securities Act.

The Shares were offered and sold in reliance upon Regulation S of the Securities Act and are exempt from the registration requirements of the Securities Act. The Shares have not been registered under the Securities Act or any other applicable securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. The Investors have acknowledged that the Shares issued have not been registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibits

Exhibit Number	Description
10.1	Form of Subscription Agreement used in the Company’s February and March 2016 Regulation S Offering (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016).

31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*filed herewith.

**furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

(Registrant)

By: /s/ Zhixin Liu

Zhixin Liu

President (principal executive officer), Chief Executive Officer, Interim Chief Financial Officer (principal accounting officer), Treasurer and Chairman of the Board of Directors, Secretary

Date: November 14, 2016