Form 10-Q
period 2016-12-31
DATASEA INC.
filed 2017-02-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Number of shares of issuer's common stock outstanding as of February 13, 2017 was 56,154,771.

DATASEA INC.

PART I – FINANCIAL INFORMATION

Page
Consolidated Balance Sheets	1
Consolidated Statements of Comprehensive Income	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4-15

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$325,144	$11,802
Inventory	10,463	—
Project in progress	8,308	229,495
Prepaid expenses and other current assets	75,213	94,757
Total Current Assets	419,128	336,054

Property and equipment, net	73,074	102,501
Intangible assets, net	11,206	12,379
Total Assets	$503,408	$450,934

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accounts payable	$44,533	$197,970
Accrued expenses and other payables	62,887	75,784
Loan payable-shareholder	104,288	176,621
Total Current Liabilities	211,708	450,375

Stockholders' Equity(Deficit)
Common stock, $0.001 par value, 375,000,000 shares authorized, 55,952,271 and 20,000,000 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively (1)	55,952	55,387
Additional paid-in capital(1)	2,057,756	1,278,621
Accumulated comprehensive loss	(15,010)	(5,859)
Accumulated deficit	(1,806,998)	(1,327,590)
Total Stockholders' Equity(Deficit)	291,700	559

Total Liabilities and Stockholders' Equity(Deficit)	$503,408	$450,934

See accompanying notes to the condensed consolidated financial statements

(1) Giving retrospective effect to the exchange agreement (Note 1) and the effect of a 5-for-1 forward split (Note 11).

DATASEA INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues	$132,964	$—	$132,964	$—
Cost of Goods	139,018	—	139,018	—
Gross Loss	(6,054)	—	(6,054)	—

Operating expenses:
Selling expenses	10,374	—	55,092	—
General and administrative expenses	207,542	397,589	432,718	559,924
Total operating expenses:	217,916	397,589	487,810	559,924

Loss from operation	(223,970)	(397,589)	(493,864)	(559,924)

Other income :
Other (expense)income, net	11,226	—	14,254	—
Interest income	171	4	203	38
Total other income	11397	4	14,457	38

Loss before provision for income taxes	(212,573)	(397,585)	(479,408)	(559,886)

Income tax provision	—	—	—	—

Net loss	(212,573)	(397,585)	(479,408)	(559,886)

Other comprehensive loss
Foreign currency translation adjustment	(48,083)	(2,867)	(9,151)	(3,900)
Total comprehensive loss	$(260,656)	$(400,452)	$(488,559)	$(563,786)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding(1)
Basic and diluted	55,808,141	44,347,826	55,618,521	32,173,913

See accompanying notes to the condensed consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(479,408)	$(559,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,984	7,242
Changes in current assets and current liabilities:
Project in progress	206,727	—
Prepaid expenses and other current assets	15,953	2,336
Accounts payable	(149,173)	—
Accrued expenses and other payables	(10,694)	20,259
Net cash used in operating activities	(381,611)	(530,049)

Cash flows from investing activities:
Cash received from merger		12,618
Acquisition of office equipment and intangible assets	(8,540)	(21,134)

Net cash used in investing activities	(8,540)	(8,516)

Cash flows from financing activities:
Payment to related party	(66,672)	(8,798)
Loan from shareholder		10,217
Issuance of common stock	779,700	—
Capital contribution	—	651,435
Net cash provided by financing activities	713,028	652,854

Effect of exchange rate changes on cash	(9,535)	(5,039)

Net increase in cash	313,342	109,250

Cash – beginning of period	11,802	5,904

Cash – ending of period	$325,144	$115,154

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-cash operating activity:
Reclassification of Project in progress to Inventory	$10,463	$—

See accompanying notes to the condensed consolidated financial statements

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 4,000,000 (20,000,000 after the forward split described in Note 9) shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd.(“Harbin Information”), ‘, a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK).

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company generated revenue of $132,964 but had gross loss of $6,054 during three and six months ended December 31, 2016, has an accumulated deficit of $1,806,998 at December 31, 2016, and has incurred losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information, Harbin Information and VIE, Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes for the year ended June 30, 2016. The results of the three and six month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year ending June 30, 2017.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of December 31, 2016 and June 30, 2016.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. As of December 31, 2016. The Company reclassified $10,463 from project in progress to inventory since the Company purchased more materials for Daqing Project and the Project was completed in December 2016.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2016, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. As of December 31, 2016, the project has been completed.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods.

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

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2016	June 30, 2016
Office furniture and fixtures	$56,668	59,191
Office equipment	36,778	33,270
Leasehold improvements	41,280	39,591
Subtotal	134,726	132,052
Less: Accumulated depreciation	61,652	29,551
Total	$73,074	$102,501

Depreciation expenses for the six months ended December 31, 2016 and 2015 were $34,320 and $6,778 respectively. Depreciation expenses for the three months ended December 31, 2016 and 2015 were $28,315 and $3,638, respectively.

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	December 31, 2016	June 30, 2016
Software registration right	$1,356	1,417
Value-added telecommunications business license	11,548	12,062
Subtotal	12,905	13,479
Less: Accumulated depreciation	1,698	1,100
Total	$11,206	12,379

The Company acquired intangible assets during September and December 2015, amortization expenses for the six months ended December 31, 2016 and 2015 were $663 and $427, respectively. Amortization expenses for the three months ended December 31, 2016 and 2015 were $327 and $318, respectively.

NOTE 6 –PROJECTS IN PROGRESS

Projects in progress represent costs accumulated on projects at various stages of completion. Projects in progress are classified as short-term because the projects are expected to be completed within one year.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following

	December 31, 2016	June 30, 2016
Security deposit	$31,251	$25,941
Prepaid expenses	41,064	37,305
Others	2,898	31,511
Total	$75,213	$94,757

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	December 31, 2016	June 30, 2016
Deposit	$28,803	$15,043
Salary payable	33,777	31,850
Commission	—	9,869
Others	307	19,022
Total	$62,887	$75,784

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of December 31, 2016 and June 30, 2016, the amounts due to Ms. Liu were $104,288 and $176,621, respectively. These amounts are interest-free, unsecured and due on demand. Ms. Liu expects this loan to be repaid. As of December 31, 2016, the Company has not received any demand for payments.

On January 1, 2016, Ms. Liu entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from Ms. Liu for a monthly rent of approximately $750. The agreement expires on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2018.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and files U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entity. The Company’s effective tax rate is 15% for income tax for the three and six months ended December 31, 2016. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three and six months ended December 31, 2016, and therefore did not incur any Hong Kong Profit tax.

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s offshore subsidiaries in PRC has effective tax rate of 25%.

NOTE 11 – SHAREHOLDERS’ EQUITY

On November 17, 2015, the Company affected a five-for-one forward split of the Common Stock, increasing the number of authorized shares from 75,000,000 to 375,000,000 and the number of shares of issued and outstanding Common Stock from 11,000,000 to 55,000,000. The financial statements have been retroactively adjusted to reflect this forward split.

During the year ended June 30, 2016, the Company’s President, Zhixin Liu, contributed RMB 4,256,300 ($683,485) to the Company.

In February and March 2016, the Company entered into subscription agreements with 42 individual investors and sold 207,000 shares of the Company’s Common Stock at $0.92 and 40,000 shares of the Common Stock at $1.38 per share. The Company received the proceeds of $248,453 from sale of Common Stock.

On May 31, 2016, the Company entered into subscription agreements with 11 investors and sold 140,271 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $193,574 from sale of Common Stock.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

On August 14, 2016, the Company entered into subscription agreements with investors in China and sold 75,000 shares of Common Stock at $1.38 per share. The Company received the proceeds of $103,500 from sale of Common Stock.

On September 30, 2016, the Company entered into subscription agreements with investors in China and sold 230,000 shares of Common Stock at $1.38 per share. The Company received the proceeds of $317,400 from sale of Common Stock.

On November 20, 2016, the Company entered into subscription agreements with investors in China and sold 260,000 shares of Common Stock at $1.38 per share. The Company received the proceeds of $358,800 from sale of Common Stock.

NOTE 12 – CommiTments

Lease Agreement

In February 2016, the Company leased another office in the same building under a one-year operating lease agreement. The lease will expire on February 28, 2017 and has a monthly rent of RMB 27,375 (or approximately U$4,056). Future rental payments due under the lease were RMB 54,750 (or approximately $8,112).

Rental expenses for the three and six months ended December 31, 2016 and 2015 were $12,168 and $24,335, respectively.

Warranty

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Upon completion of such contract, the Company will be required to provide 5 years warranty for terminal features collection equipment and lifetime warranty for software updates. We estimated the cost will be RMB 393,000 (or approximately $58,227) with warranty period of 5 years.

NOTE 13 – SUBSEQUENT EVENTS

On January 20, 2017, the Company entered into subscription agreements with investors in China and sold 205,500 shares of Common Stock at $1.38 per share. The Company received the proceeds of $279,450 from sale of Common Stock.

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

On October 27, 2015, the Company’s founder, Xingzhong Sun, sold all his 5,000,000 shares of Common Stock of the Company to Zhixin Liu. Following the transaction, Zhixin Liu and her father, Fu Liu, beneficially owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 55,000,000 (post-split) shares of Common Stock issued and outstanding, 47,000,000 of which were owned by Zhixin Liu and Fu Liu.

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

The Company started to sell its products during the calendar year 2016. In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Pursuant to the contract, the Company installed wireless internet terminal collection equipment and 3G wireless network cards, as well as provided training services related to the use of the equipment for a total contract price of RMB1,050,000 (approximately $155,567). The project was accepted by the customer in the quarter ended December 31, 2016 and the Company recognized revenue of $132,964. The difference of $22,604 is the value added tax of 17%.

The Company believes that the increased demand for internet security equipment and related services in China, including internet security, micro marketing, new media advertising and big data integration, presents a great opportunity for the Company to establish and grow its business in the next twelve months.

During the quarter ended December 31, 2016, the Company focused on the development of its “Safe Campus” program that uses its Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. The Company is seeking to introduce this program to schools in Anhui Province and expects to execute sales contracts during the fourth quarter of fiscal year 2017.

Results of Operations

Three and Six Months Ended December 31, 2016 and 2015

Revenue

The Company recognized its initial revenue of $132,964 during the quarter ended December 31, 2016 from the government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province.

Cost of Goods and Gross Loss

The Company recorded $139,018 of cost of goods for the three and six months ended December 31, 2016. The Company had gross loss of $6,054 for the three and six months ended December 31, 2016 since the project with the Bureau of Public Security of Daqing City is the first project completed and the cost of raw materials incurred is high.

Selling, General and Administrative Expenses

Selling expenses were $10,374 and $0 for the three months ended December 31, 2016 and 2015, respectively. Selling expense were $55,092 and $0 for the six months ended December 31, 2016 and 2015, respectively. The increase was primarily due to increase in salary since the Company hired additional employees to complete work under the procurement agreement with Bureau of Public Security of Daqing City.

For the three months ended December 31, 2016, we had general and administrative expenses of $207,542, as compared to those of $397,589 for the three months ended December 31, 3015, a decrease of approximately $190,047 or 47.8%. For the six months ended December 31, 2016, we had general and administrative expenses of $432,718, as compared to those of $599,924 for the six months ended December 31, 3015, a decrease of approximately $127,206 or 22.7%. The decreases in general and administrative expense were primarily attributable to decrease in professional fees related to reverse merger transactions in the year 2015.

Net Loss

As a result of the foregoing, net losses were $212,573 and $397,585 for the three months ended December 31, 2016 and 2015, respectively, and $479,408 and $559,886 for the six months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity securities, shareholder loans and capital contributions. Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds to finance our planed operations for the next twelve months.

Due to our negative cash flow from operating activities since inception, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company expects to continue to generate revenue during the fiscal year ending June 30, 2017, which will be used to fund its operations. In addition, the Company intends to raise additional funds through debt and equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

As of December 31, 2016, we had a working capital of $207,420. Our current assets on December 31, 2016 were $419,128, primarily consisting of cash of $325,144, prepaid expenses and other current assets of $75,213. Our current liabilities were primarily composed of accounts payable of $44,533, accrued expenses and other payables of $62,887 and loans payable to a shareholder of $104,288.

Cash Flow in Operating Activities

Net cash used in operating activities was $381,611 during the six months ended December 31, 2016, which primarily consisted of our net loss of $497,408, offset by a noncash adjustment of $34,984, decrease in project in progress of $206,727 that included $117,243 from the return of defective products and a decrease in accounts payable of $149,173.

Net cash used in operating activities was $530,049 during the six months ended December 31, 2015, which previously consisted of our net loss of $559,886, offset by noncash adjustment of $7,242 and an increase of accrued expenses and other payables of $20,259.

Cash Flow in Investing Activities

Net cash used in investing activities totaled $8,540 for the six months ended December 31, 2016, which was primarily used for the acquisition of office equipment.

Net cash used in investing activities totaled $8,516 for the six months ended December 31, 2015 which primarily consisted of expenditure on the acquisition of office equipment and intangible assets of $21,134 partially offset by cash from the reverse merger of $12,618.

Cash Flow in Financing Activities

Net cash provided by financing activities was $713,028 during the six months ended December 31, 2016, which primarily consisted of the proceeds from sales of the Company’s common stock of $779,700 partially offset by the payment to related party of $66,672.

Net cash provided by financing activities was $652,854 during the six months ended December 31, 2015, which primarily consisted of capital contribution of $651,435 and proceeds from shareholder loan of $10,217, partially offset by payment on behalf of a related party in the amount of $8,798.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Upon completion of such contract, the Company will be required to provide 5 years warranty for terminal features collection equipment and lifetime warranty for software updates. We estimated the cost will be RMB 393,000 (or approximately $58,227) with warranty period of 5 years.

Subsequent Event

On January 20, 2017, the Company entered into subscription agreements with investors in China and sold 205,500 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $279,450 from sale of Common Stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On November 20, 2016 and January 20, 2017, the Company closed two private placement transactions pursuant to certain subscription agreements (the “Subscription Agreements”) with a total of 45 investors (the “Investors”), all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)). The Investors are all individuals residing in the People’s Republic of China.

Pursuant to the Subscription Agreements, the Company has issued and sold to the Investors, and the Investors have purchased from the Company, an aggregate of 462,500 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company, for a purchase price of $1.38 per share, for total cash proceeds of $638,250. Pursuant to the Subscription Agreements, the Company has no obligation to register the Shares for resale under the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description
10.1	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2016.
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: February 14, 2017	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)