Form 10-Q
period 2017-03-31
DATASEA INC.
filed 2017-05-15
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of May 12, 2017 was 56,391,771.

DATASEA INC.

PART I – FINANCIAL INFORMATION

Page
Consolidated Balance Sheets	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	4-15

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$344,132	$11,802
Accounts receivable	3,077	-
Inventory	10,544	-
Project in progress	8,372	229,495
Prepaid expenses and other current assets	110,339	94,757
Total Current Assets	476,464	336,054

Property and equipment, net	60,766	102,501
Intangible assets, net	13,958	12,379
Total Assets	$551,188	$450,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$43,265	$197,970
Accrued expenses and other payables	76,720	75,784
Loan payable-shareholder	69,537	176,621
Total Current Liabilities	189,522	450,375

Stockholders' Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 56,154,771 and 55,387,271 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively (1)	56,155	55,387
Additional paid-in capital(1)	2,337,003	1,278,621
Accumulated comprehensive income(loss)	41,796	(5,859)
Accumulated deficit	(2,073,288)	(1,327,590)
Total Stockholders' Equity	361,666	559

Total Liabilities and Stockholders' Equity	$551,188	$450,934

See accompanying notes to the unaudited consolidated financial statements

(1) Giving retrospective effect to the exchange agreement(Note 1) and the effect of a 5-for-1 forward split(Note 11).

DATASEA INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenues	$2,052	$—	$135,016	$—
Cost of Goods	2,029	—	141,047	—
Gross profit(loss)	23	—	(6,031)	—

Operating expenses:
Selling expenses	30,620	—	85,712	—
General and administrative expenses	247,688	190,091	680,406	750,015
Total operating expenses:	278,308	190,091	766,118	750,015

Loss from operation	(278,285)	(190,091)	(772,149)	(750,015)

Other income :
Other (expense) income, net	11,679	—	25,933	—
Interest income	315	87	518	125
Total other income	11,994	87	26,451	125

Loss before provision for income taxes	(266,291)	(190,004)	(745,698)	(749,890)

Income tax provision	—	—	—	—

Net loss	(266,291)	(190,004)	(745,698)	(749,890)

Other comprehensive loss
Foreign currency translation adjustment	56,806	(14,208)	47,655	(18,108)
Total comprehensive loss	$(209,485)	$(204,212)	$(698,043)	$(767,998)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding(1)
Basic and diluted	56,103,890	55,029,857	55,790,035	39,737,153

See accompanying notes to the unaudited consolidated financial statements

(1) Giving retrospective effect to the exchange agreement(Note 1) and the effect of a 5-for-1 forward split(Note 11).

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net loss	$(745,698)	$(749,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,211	10,630
Changes in current assets and current liabilities:
Accounts receivable	(3,120)
Project in progress	205,342	(224,691)
Prepaid expenses and other current assets	(19,185)	(47,091)
Accounts payable	(149,808)	144,920
Accrued expenses and other payables	56,405	78,769
Net cash used in operating activities	(607,853)	(787,353)

Cash flows from investing activities:
Cash received from merger	—	12,618
Acquisition of office equipment and intangible assets	(11,593)	(69,401)

Net cash used in investing activities	(11,593)	(56,783)

Cash flows from financing activities:
Payment to related party, net	(102,282)	(782)
Proceeds from sale of common stock	1,059,150	248,453
Capital contribution	—	805,590
Net cash provided by financing activities	956,868	1,053,261

Effect of exchange rate changes on cash	(5,092)	(2,058)

Net increase in cash	332,330	207,067

Cash – beginning of period	11,802	5,904

Cash – ending of period	$344,132	$212,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company generated revenue of $2,052 and $135,016, and had gross profit of $23 and gross loss of $6,031 during three and nine months ended March 31, 2017, has an accumulated deficit of $2,073,288 at March 31, 2017, and has incurred losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2016. The results of the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending June 30, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of March 31, 2017 and June 30, 2016.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable values, if any. As of March 31, 2017, The Company reclassified $10,544 from project in progress to inventory since the Company purchased more materials for Daqing Project and the Project was completed in December 2016.

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

Certain of the Company’s financial instruments, including cash, accounts payable, loan payable and other payables, are carried at costs, which approximate their fair values due to their short maturities.

As of March 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese subsidiary are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese subsidiary were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and statement of income items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of income.

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

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is assessing the impact of the adoption of the ASU on its consolidated financial statements, disclosure requirements and methods of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2017	June 30, 2016
Office furniture and fixtures	$57,106	59,191
Office equipment	37,062	33,270
Leasehold improvements	41,598	39,591
Subtotal	135,766	132,052
Less: Accumulated depreciation	75,000	29,551
Total	$60,766	$102,501

Depreciation expenses for the nine months ended March 31, 2017 and 2016 were $47,144 and $11,624 respectively. Depreciation expenses for the three months ended March 31, 2017 and 2016 were $13,403 and $3,245, respectively.

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	March 31, 2017	June 30, 2016
Software registration right	$4,433	1,417
Value-added telecommunications business license	11,638	12,062
Subtotal	16,071	13,479
Less: Accumulated depreciation	2,113	1,100
Total	$13,958	12,379

Amortization expenses for the nine months ended March 31, 2017 and 2016 were $1,067 and $793, respectively. Amortization expenses for the three months ended March 31, 2017 and 2016 were $404 and $366, respectively.

NOTE 6 –PROJECTS IN PROGRESS

Projects in progress represent costs accumulated on projects at various stages of completion. Projects in progress are classified as short-term because the projects are expected to be completed within one year.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	June 30, 2016
Security deposit	$53,636	$25,941
Prepaid expenses and advances	52,702	37,305
Others	4,001	31,511
Total	$110,339	$94,757

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	March 31, 2017	June 30, 2016
Deposit	$29,750	$15,043
Salary payable	43,908	31,850
Commission	—	9,869
Warranty Liability	2,852	—
Others	210	19,022
Total	$76,720	$75,784

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of March 31, 2017 and June 30, 2016, the amounts due to the President were $69,537 and $176,621, respectively. These amounts are interest-free, unsecured and due on demand. The President of the Company expects this loan to be repaid. As of March 31, 2017, the Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $750. The agreement expired on December 31, 2016 but was extended by the parties to December 31, 2018.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and files U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entity. The Company’s effective tax rate is 15% for income tax for the three and nine months ended March 31, 2017. Based on the weight of available evidence, including cumulative losses since inception and expected future losses, the Company has determined that it is more likely than not that the deferred tax asset amount will not be realized and therefore a valuation allowance has been provided on net deferred tax assets.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three and nine months ended March 31, 2017, and therefore did not incur any Hong Kong Profit tax.

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

NOTE 11 – SHAREHOLDERS’ EQUITY (Continued)

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

On November 20, 2016, the Company entered into subscription agreements with investors and sold 260,000 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $358,800 from sale of Common Stock.

On January 24, 2017, the Company entered into subscription agreements with investors and sold 202,500 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $279,540 from sale of Common Stock.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 – CommiTments

Lease Agreement

In December 2016, the Company renewed the one-year operating lease agreement. The lease started March 1, 2017 and will expire on February 28, 2018 and has a monthly rent of RMB 35,192 (or approximately $5,179). Future rental payment due under the lease is RMB 387,112 (or approximately $56,970).

Rental expenses for the nine months ended March 31, 2017 and 2016 were $36,258 and $45,992, respectively. Rental expenses for the three months ended March 31, 2017 and 2016 were $12,086 and $14,102, respectively.

In December 2016, the Company renewed the one-year property management contract. The Contract started March 1, 2017 and will expire on February 28, 2018 and has a monthly management fee of RMB 70,384 (or approximately $10,358). Future management fee due under the contract is RMB774,224 (or approximately $56,970).

Warranty

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Upon completion of such contract, the Company will be required to provide 5 years warranty for terminal features collection equipment and lifetime warranty for software updates. We estimated the probable maximum cost will be RMB 393,000(or approximately $57,837). The Company incurred $2,892 of warranty expense during the three and nine months ended March 31, 2017.

NOTE 13 – SUBSEQUENT EVENTS

On May 5, 2017, the Company entered into subscription agreements with investors in China and sold 237,000 shares of Common Stock at $1.38 per share. The Company received the proceeds of $327,060 from sale of Common Stock.

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

During the quarter ended March 31, 2017, the Company focused on the development of its “Safe Campus” program that uses its Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. As of the date of this report, the Company has signed agreements with over 30 schools in more than ten provinces covering approximately 3,000 students, to use our “Safe Campus” program. We will begin implement our system in the quarter ended June 30, 2017 as well as further introduce this program to more schools. With the increase in user base, we will generate revenue from sales of advertisement in our program, which is expected to occur in August 2017.

Results of Operations

Three and Nine Months Ended March 31, 2017 and 2016

Revenue

The Company recognized $2,052 and $135,016 of revenue during three and nine months ended March 31, 2017 from the government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. During the quarter ended March 31, 2017, the company has not executed any procurement contracts but continued to receive certain payment from the Daqing project.

Cost of Goods and Gross Loss

The Company recorded $2,029 and $141,047 of cost of goods for the three and nine months ended March 31, 2017. The Company had gross profit of $23 for the three months ended March 31, 2017, and gross loss of $6,031 for the nine months ended March 31, 2017 since the project with the Bureau of Public Security of Daqing City is the first project completed and the cost of raw materials incurred is high.

Selling, General and Administrative Expenses

Selling expenses were $30,620 and $0 for the three months ended March 31, 2017 and 2016, respectively. Selling expense were $85,712 and $0 for the nine months ended March 31, 2017 and 2016, respectively. The increase was primarily due to increase in salary since the Company hired additional employees to complete work under the procurement agreement with Bureau of Public Security of Daqing City.

For the three months ended March 31, 2017, we had general and administrative expenses of $247,688, as compared to $190,091 for the three months ended March 31, 2016, an increase of approximately $57,597 or 30.3%. The increase was primarily due to increase in salary and research and development expense since the Company hired more employees to for its “Safe Campus” program.

For the nine months ended March 31, 2017, we had general and administrative expenses of $680,406, as compared to $750,015 for the nine months ended March 31, 3016, a decrease of approximately $69,609 or 9.28%. The decreases in general and administrative expense were primarily attributable to decrease in professional fees. We paid a large amount of professional fees in connection with reverse merger transactions in November, 2015.

Net Loss

As a result of the foregoing, net losses were $266,291 and $190,004 for the three months ended March 31, 2017 and 2016, respectively, and $745,698 and $749,890 for the nine months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity securities, shareholder loans and capital contributions. Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds to finance our planed operations for the next twelve months.

Due to our negative cash flow from operating activities since inception, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company expects to continue to generate revenue during the fiscal year ending June 30, 2017 , which will be used to fund its operations. In addition, the Company intends to raise additional funds through debt and equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

As of March 31, 2017, we had a working capital of $286,942. Our current assets on March 31, 2017 were $476,464, primarily consisting of cash of $344,132, prepaid expenses and other current assets of $110,339. Our current liabilities were primarily composed of accounts payable of $43,265, accrued expenses and other payables of $76,720 and loans payable to a shareholder of $69,537.

Cash Flow in Operating Activities

Net cash used in operating activities was $607,852 during the nine months ended March 31, 2017, which primarily consisted of our net loss of $745,698, offset by a noncash adjustment of $48,211, increase in project in progress of $205,342 which included $119,809 from the return of defective products, the change in project in progress due to the completion of the project with the Bureau of Public Security of Daqing City in the quarter ended December 31, 2016, and a decrease in accounts payable of $149,808 due to decrease of materials and equipment bought during this period.

Net cash used in operating activities was $787,353 during the nine months ended March 31, 2016, which previously consisted of our net loss of $749,890, offset by a noncash adjustment of $10,630, a change in project in progress of $224,691, and an increase of accounts payable of $144,920, accrued expenses and other payables of $78,769.

Cash Flow in Investing Activities

Net cash used in investing activities totaled $11,593 for the nine months ended March 31, 2017, which was primarily used for the acquisition of office equipment, leased improvement and intangible assets.

Net cash used in investing activities totaled $56,783 for the nine months ended March 31, 2016, which primarily related to cash received from the reverse merger of $12,618, cash paid for the acquisition of office equipment and leasehold improvements of $55,385 and cash paid for the acquisition of intangible assets of $14,016.

The Company purchased more office equipment and intangibles during the nine months ended March 31, 2016 compared to the same period in year 2017, as the Company was set up in fiscal year 2015.

Cash Flow in Financing Activities

Net cash provided by financing activities was $956,868 during the nine months ended March 31, 2017, which primarily consisted of the proceeds from sales of the Company’s common stock of $1,059,150 partially offset by the payment to related party of $102,282.

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

Contractual Obligations

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. Upon completion of such contract, the Company will be required to provide 5 years warranty for terminal features collection equipments and lifetime warranty for software updates. We estimated the cost will be RMB 393,000(or approximately $57,837). The Company recorded $2,892 of warranty expense during the three and nine months ended March 31, 2017.

Subsequent Event

On May 5, 2017, the Company entered into subscription agreements with investors in China and sold 237,000 shares of the Company’s Common Stock at $1.38 per share. The Company received the proceeds of $327,060 from sale of Common Stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On April 25, 2017, the conducted the closing of a private placement transaction pursuant to certain subscription agreements (the “Subscription Agreements”) with a total of 32 investors (the “Investors”), all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)). The Investors are all individuals residing in the People’s Republic of China.

Pursuant to the Subscription Agreements, the Company has issued and sold to the Investors, and the Investors have purchased from the Company, an aggregate of 237,000 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company, for a purchase price of $1.38 per share, for total cash proceeds of $327,060. Pursuant to the Subscription Agreements, the Company has no obligation to register the Shares for resale under the Securities Act.

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

DATASEA INC.

Date: May 15, 2017	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)