Form 10-K
period 2017-06-30
DATASEA INC.
filed 2017-10-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

.,nb

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on December 31, 2016, as reported on OTCQB, was $65,275,535.

As of October 10, 2017, 57,511,771 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2017

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors (some of which may be beyond our control), including:

•	uncertainties relating to our ability to establish and operate our business in China;
•	our ability to operate our company as a U.S. publicly-reporting and listed enterprise;
•	uncertainties relating to general economic and business conditions in China and worldwide;
•	industry trends and changes in demand for our products and services;
•	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
•	announcements or changes in our pricing policies or that of our competitors;
•	unanticipated delays in the development, commercialization or market acceptance of our products and services;
•	changes in Chinese government regulations;
•	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
•	political stability and economic growth in China.

- i -

PART I

Item 1.	Description of Business.

Overview

We are an emerging technology company in China engaged in the development and distribution of electronic and web-based security solutions through which we plan to offer marketing and data analytic services to Chinese businesses.

While we have in the past sold and may in the future sell our security solutions as a stand-alone aspect of our business, our current primary business plan anticipates generating most of our revenues from online and offline marketing services, targeted at users of our security solutions in China. For example, users of our “Safe Campus” security system will receive advertisements through our mobile application installed on their smart phones. Advertisements may also be displayed on the hardware of our “Safe Campus” security system, including on the lanyards of our smart student ID cards. Utilizing our security systems and the data collected from users of our security systems and our online platform, we will seek to provide targeted, one stop marketing solutions to businesses.

We have obtained, among others, the Zhongguancun High Tech Enterprises Certificate from in recognition of our high technology products. We have generated very limited revenues to date, and as such we shifted our business focus over the past 12 months from cybersecurity to our “Safe Campus” and “Smart Elevator” security and related marketing solutions as described further below.

In order to provide efficient and targeted marketing services, we have independently developed “Xin Platform,” an online platform that can identify potential customers and market products and services to targeted groups based on the data we collect through our security systems. The Xin Platform also serves as our office to office, or O2O, management platform, which can provide marketing services to traditional merchants such as supermarkets, hotels, shopping malls and restaurants. It also provides support for various other security programs that we develop and/or provide, including our “Safe Campus” security system and “Smart Elevator” security system.

Based on the Xin Platform, our “Safe Campus” system provides teachers, students and families with comprehensive campus information management, student safety management and integrated online education solutions through our smart student ID cards (which have the look and feel of a smartphone). The development and marketing of the “Safe Campus” security system has been the focus of our company since 2016. Currently, the “Safe Campus” system is in trial period. We have partnered on a trial basis with approximately 30 elementary and middle schools in 10 Chinese provinces covering approximately 3,000 students and their families to use our “Safe Campus” system. We expect to enter into formal agreements with these schools in the near future, under which the schools will utilize our Safe Campus platform, and we plan to continue expanding this program to more schools during the remainder of 2017 and during 2018.

In the elevator security space, our “Smart Elevator” system offers status monitoring, emergency response, maintenance and management, accident investigation and comprehensive data collection of the elevators to building management and maintenance crews without any significant structure change to the elevators or the buildings. We plan to launch our “Smart Elevator” system once we complete our testing, which we expect to occur in 2018.

We plan to provide our “Safe Campus” and “Smart Elevator” systems to eligible users for free. Eligibility will be determined by us based on estimates of marketing values. We believe that with the increase in user base of our security solutions, we will generate revenues from advertising placements on our platforms and hardware as well as revenue sharing with other product and service providers utilizing our platforms.

Additionally, we hope to become a national provider of “big data” processing services in the PRC. To this end, we are developing systems to analyze industry trends, market and customer data, supply chain, financial information, risk detection and management. Such processing services could potentially be used by businesses in a wide range of industries. In order to have the technical capacity to provide such service, our research and development process has two phases: data collection and data analysis. Currently, we are in the data collection phase utilizing our “Safe Campus” system. Once we launch the “Smart Elevator” system, we expect to collect data from end users of the system as well. With this data in hand, we will further develop our data analysis services, which we will initially use to enhance our targeted marketing solutions for our own customers.

History

We were incorporated under the laws of the State of Nevada on September 26, 2014 under the name Rose Rock, Inc. On May 26, 2015, we amended our articles of incorporation to change our name to Datasea Inc. Up until October 2015, our primary business activities have been providing consulting services to various U.S. companies seeking to do business in China as well as Chinese companies looking to enter the U.S. markets. Nonetheless, we were considered a shell company as defined in Rule 12b-2 under the Securities Act, as we had no or nominal business operations, employees and/or assets.

On May 26, 2015, pursuant to the terms of a stock purchase agreement, Ms. Zhixin Liu purchased 20,000,000 shares, or 57.14%, of the issued and outstanding shares of our common stock from Mr. Xingzhong Sun, who was our sole officer, director and majority shareholder at the time of the transaction. As part of the transaction, Zhixin Liu was elected as the Chairperson of our Board of Directors (the “Board”).

On October 29, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Zhixin Liu and Mr. Fu Liu, the members (“Members”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, whereby the Shuhai Shareholders transferred all of their membership interests of Shuhai Skill (HK) to us in exchange for the issuance of an aggregate of 20,000,000 shares of our common stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon consummation of the Share Exchange, Shuhai Skill (HK) and its consolidated subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Tianjin Information”), became our wholly-owned subsidiary, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), through its existing contractual relationship with Tianjin Information, became our variable interest entity (“VIE”).  In addition, Xinzhong Sun resigned from the positions of our director, President, Secretary and Treasurer. Ms. Liu was appointed as our Chief Executive Officer, President, Interim Chief Financial Officer, Treasurer and Secretary and Mr. Liu was appointed as a director.

As a result of the Share Exchange, we, through our consolidated subsidiaries, are engaged in the business of providing Internet security products, new media advertising, micro-marketing, data analysis services in the PRC. All business operations are conducted through our wholly-owned subsidiary, Tianjin Information, and through Shuhai Beijing, our VIE. Shuhai Beijing is considered to be a VIE because we do not have any direct ownership interest in it, but, as a result of a series of contractual agreements (the “VIE Contractual Agreements”) between Tianjin Information, its wholly-owned subsidiary, Shuhai Beijing and its shareholders, we are able to exert effective control over Shuhai Beijing and receive 100% of the net profits or net losses derived from the business operations of Shuhai Beijing. The VIE Contractual Agreements are more fully described below.

VIE Agreements

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

“Safe Campus” Security System

Overview

We are currently focusing our efforts on the promotion of our “Safe Campus” security system, which provides a comprehensive campus information platform which is accessible online or via a smartphone application for teachers, students and their family to enhance the communications between them. Our “Safe Campus” users to date have included mostly elementary and middle schools, which are our target markets.

The Safe Campus system consists of student ID card terminals, radio-frequency identification (“RFID”) readers, campus information management platform, partner management platform and cellphone application terminals, utilizing technologies such as RFID, global positioning system (“GPS”), location based services (“LBS”), and cloud based calculation. Through our smart student ID cards, schools can manage the profiles of all teachers and students and send campus-wide notifications. They are also be able to grant and manage authority of teachers on the school platform. Through our platform, teachers are able to communicate with students via messages and calls; communicate with parents regarding their children; review daily and weekly class schedules; send out assignments and homework to students; notify parents of any class activities; receive notifications from school and any other school activities; and publish online education videos. Through our platform, parents are able to communicate with teachers, locate and track the movement of their children; review class schedules and check-in record of their children; notify teachers/schools of any absence of their children; and review school news and online education videos. Parents can also block unauthorized numbers from reaching their children on their ID cards and set access limits for their children using our smart student ID cards. Our student ID cards automatically alarm parents in the event that their children enter any limited areas or take off their student ID cards. Through the parent terminals, parents can also purchase stationary, toys and food for their children in our online student shopping mall. Students are able to check in and out of school using their ID cards as well as send alarms in case of emergency.

Campus Security Background and Potential Market

On-campus security and the safety of children in general is of great importance and has been increasingly gaining attention in PRC in the recent years. In March 2015, the PRC Office of the Ministry of Public Security and the Office of the Ministry of Education jointly issued Order No. 168, which provides that schools are obligated to ensure the security on campus and in certain circumstances, school administrators can be held responsible for major accidents and subject to administrative penalties or criminal penalties. At the PRC State Conference held on April 12, 2017, the Prime Minister of China emphasized that the measures should be taken to further ensure the security and risk control system on campus, including installation of on campus security systems.

According to the 2016-2022 Security Industry Market Prediction and Investment Strategy Analysis Report published by Prospective Industrial Research Institute, a comprehensive security system for a kindergarten is estimated to cost RMB 50,000 to RMB 200,000 (US$7,500 to US$30,000). Elementary, middle and high schools will cost approximately RMB 500,000 to RMB 1.5 million per school (US$75,000 to US$225,000). Average colleges and universities can cost between RMB 3 million to RMB 5 million (US$450,000 to US$755,000), with certain schools reach over RMB 10 million (US$1,506,000). Based on the number of schools in PRC published by the Ministry of Education in 2016, we believe the potential on-campus security market in China can reach between RMB 35 billion to RMB 230 billion (US$5 to 35 billion).

Our “Safe Campus” security system targets elementary and middle schools, which accounts for 85% of the entire campus security market in China and where students are more vulnerable. Our current distribution model prioritizes elementary schools and schools in the urban areas.

To date, the “Safe Campus” security system is still in trial period and has not generated any revenues. We expect our “Safe Campus” security system to generate revenues through advertisements placed on the terminals as well as advertisements displayed on the online platform. We also expect to generate revenues through the O2O shopping mall, other O2O business (including student meal and online education program providers), where we will receive 5% of the revenues for business generated through our platform. We are currently in negotiation with several O2O product and service providers for our platform.

“Smart Elevator” Security and Management System

With our “Smart Elevator” security and management system, we are aiming to provide a solution to lower the operation cost of elevators and promote the safety of passengers. The system will include an emergency and rescue terminal and a data collection system. Once installed, our terminals will collect data of the elevator operation, regular maintenance services, annual inspections and any malfunctions which enables faster and more efficient error detection and repairs. If any irregular data is detected on a particular elevator by the black box in our terminal, the distant surveillance system will automatically alarm the building and other responsible parties as a means of preventing major accidents. In case of sudden power loss, our system will immediately start the backup power and alarm the maintenance team. Our system can also enable passengers to alarm the building management in case of any emergency and facilitate their communication throughout the entire rescue process.

Through our Xin Platform, our “Smart Elevator” system also has the ability to locate the nearest maintenance crew and notify him/her of the emergency through text messages.

We plan to launch our “Smart Elevator” system once we complete our testing, which we expect to occur in 2018. Once launched, we expect to generate revenue through advertisements displayed on our system on the elevators as well as targeted marketing of elevator maintenance services once any potential safety concern is detected.

“Big Data” Processing Services

We also aim to become a national provider of big data processing services in China. Currently, we are in the process of developing systems to analyze industry trends, market and customer data, supply chain, financial information, risk detection and management. We believe such processing services will be of use to businesses in a wide range of industries. In order to have the technical capacity to provide such service, our research and development process has two phases: data collection and data analysis. As of the date of this report, we are in the data collection phase. With this data in hand, we will further develop our data analysis services, which we will initially use to enhance our targeted marketing solutions for our customers.

Cybersecurity System and Equipment

We offer cybersecurity solution based on our Xin Platform to provide cybersecurity and online surveillance services by recording activities of the terminal users, including application/software usages and access to certain individualized websites and software. It can also limit access to software and websites of the terminal users. Our cybersecurity system meets the technical standards prescribed by the Ministry of Public Security of PRC but also aims to satisfy market demands for commercial cybersecurity products. We have developed three types of indoor equipment designed for facilities of different sizes and one type of outdoor equipment primarily for use by local branches of the Ministry of Public Security. In January 2016, we secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, pursuant to which we installed wireless internet terminal collection equipment and 3G wireless network cards, as well as provided training services related to the use of the equipment. The project was completed and accepted by the customer in the quarter ended December 31, 2016, generating $140,774 of revenue during year ended June 30, 2017. Because of the relatively low profit margin of our cybersecurity program, our business focus has shifted over the past 12 months from cybersecurity systems to our “Safe Campus “and “Smart Elevator” and related marketing programs.  Our management has decided not to actively promote or internally advance our cybersecurity project for the time being. However, we are still maintaining our developed market and our products and may resume marketing activities for our cybersecurity system if market conditions are favorable.

Internet Service Provider Connecting Service

We have the technical capacity to provide ISP connecting service and also obtained the Value-Added Telecommunication Business Operating License in August 2015 from the PRC government to provide ISP connecting service. The major target consumers of ISP connecting services are merchants and public institutions that are users of Internet security equipment.

Competitive Strengths

We believe that our quality control and marketing teams have core management experience in technology programs such as IDC and ISP. Unlike most of the security systems provided by our competitors, our “Safe Campus” security system offers comprehensive logins and user friendly interfaces and allow communication between schools, teachers, parents and students. Our “Smart Elevator” security and management system is in line with the Guidelines on Elevator Emergency Response Platform Development promulgated by the PRC General Administration of Quality Supervision, Inspection and Quarantine in April 2014.

Growth Strategy

We plan to vigorously market our “Safe Campus” system and “Smart Elevator” systems through different channels such as charities, industry conferences and forums, online platforms and social media such as Weibo and free trials. Our plan anticipates that with the increase in user base of our security solutions, we will generate revenues from advertising placements on our platforms and hardware as well as revenue sharing with other product and service providers utilizing our platforms.

Additionally, we hope to become a national provider of big data processing services in the PRC. To this end, we are developing systems to analyze industry trends, market and customer data, supply chain, financial information, risk detection and management. Such processing services can be used by businesses in a wide range of industries. In order to have the technical capacity to provide such service, our research and development process has two phases: data collection and data analysis. As the user base of our security solutions increase, we will have access to more data to support the development of our big data processing service.

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

Our research and development team has been focusing on the “Safe Campus” security system in the fiscal year ended June 30, 2017. For the fiscal year ended June 30, 2016 and 2017, our research and development expenses were approximately $73,076 and $203,600. We plan to continue to invest in resources to conduct our research and development efforts.

Product Manufacturing

For cost savings purposes, we have outsourced the manufacture of hardware for our “Safe Campus” program to Shenzhen Yanze Technology Co., Ltd., a third party located in Guangdone Province, under a contract dated April 1, 2017. Shenzhen Yanze Technology Co., Ltd. has the obligation to meet the technical standard set forth by us and offers a warranty of 13 months.

Historically, we outsourced the production of Internet security equipment to Shenzhen Shunxin Technology Co., Ltd., a separate third-party entity in Guangdong Province, China. Shenzhen Shunxin Technology Co., Ltd. has a permit issued by the Ministry of Public Security for manufacturing Internet security products. If the demands for our products increase in the future, we would need to negotiate agreements with new manufacturing contractors or build our own manufacturing facilities to meet increasing customer demands for our equipment.

Marketing

We currently focus on the marketing of our “Safe Campus” security program. We promote our products and services through both traditional and new media marketing channels. We are partnering with various organizations, including China Council for the Promotion of National Trade, the Next Generation Foundation and other charitable foundations focused on the welfare of children to promote our “Safe Campus” system. We are in the process of establishing a nationwide distribution network consisting of agents in different regions for our “Safe Campus” security system and also plan to utilize social media, online commercials, industry forums and trade conferences to market the “Safe Campus” system. We expect to enter into formal agreements with over 30 schools in the near future and expand to 100 schools by the end of 2017.

In addition, we maintain 8 full-time employees who focus on sales and marketing efforts relating to the promotion of our products and services. The marketing employees arrange for advertising events and prepare corporate literature for distribution to promote our products and services. By leveraging our technological expertise in new media marketing, we also target our potential customers through the social media application WeChat and our own Xin Platform.

Customers

In the year ended June 30, 2017, 100% of our revenue was generated through our historical cybersecurity business under a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China.

Competition

For our campus security solutions, we compete with Guozeweiye Technology and Culture Co., Ltd., Shanghai Woqi Information Technoloy Co., Ltd., Shenzhen Youjiao Software Co., Ltd., all of which offer their own campus electronic management solutions.

The cybersecurity industry in the PRC is highly competitive. With the rapid development of the Internet over the past two decades, new cybersecurity technology has been continuously developing and new cybersecurity products have been continuously entering the market. We have several competitors in both the cybersecurity equipment and new media advertising markets. In this area, our three largest competitors in China are Guangzhou Xunqi Digital Technology Co., Ltd., Shenzhen RenZixing Network Technology Co., Ltd. and Zhuhai Jilangling Network Technology Co., Ltd. Our competitors in the ISP connecting service market are primarily China Telecom and China Unicom, both are state own enterprises with over 70% market share collectively.

We also generally compete with Dalian Aoyuan Electronic Co., Ltd. which offers cloud based calculation and related services as well as Zhongyuan Intelligence Technology Co., Ltd., which offers life recognition, internet, big data, smart office and security system.

Intellectual Property

As of the date of this report, we have obtained fourteen copyright registrations in China for our software, including Shuhai Information Platform Internet Behavior Auditing Security Management System, Shuhai Information Micro Mall System, Shuhai Information Platform Micro Marketing System, Shuhai Media Advertising System, Shuhai Information Platform 3G Web Content Management System, Shuhai Information Platform SMS Platform System, Shuhai Information Platform Wireless Terminal Characteristic Collection Management System, Shuhai Safe Campus Security Management System v2.0, Shuhai Safe Campus Terminal – Security Management System v2.0, Shuhai Xin Platform Smart Elevator Detection Terminal Control System v2.0, Shuhai Xin Platform Smart Elevator Detect and Alarm Management Platform v2.0, Shuhai Xin Platform Smart Elevator Real Time Surveillance and Alarm Management Platform v2.0, Shuhai Xin Platform Smart Elevator Display Equipment Control System v2.0 and Shuhai Xin Platform Intelligent Advertisement Placement System v.2.0.

We also own the registered trademark for our Xin Platform and filed patent applications for our Xin Platform. There may be patents issued or pending that are held by others and cover significant parts of our products or services, which may hinder our ability to obtain IP protection for some of our products and services.

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

The primary governmental regulations applicable to our “Safe Campus” system are (i) Security Management Regulations on Kindergartens, Elementary Schools, Middle Schools and High Schools promulgated by the Ministry of Education which requires the school management to comply with its specific requirements; (ii) The Twelfth Five Year Plan of National Education XI promulgated by the Ministry of Education in 2012 urging schools to increase investment in key areas and weak links, and constantly improve school information, modernization, and enhance the development of education system; (iii) “Notice from the Ministry of Education and Other Nine Ministries and Commissions on Accelerating the Advancement of Educational Information on a Number of Key Work " (Teaching [2012]); (iv) Ministry of Public Security, General Office of the Ministry of Public Security (2015) No. 168 "On the Issuance of Security Regulations of Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice" which allows the installation of electronic surveillance systems on campus; (v) Office of the State Council Education Steering Committee (National Education Supervision letter [2016] No. 22) "On the Implementation of the Campus Bullying Prevention Governance;" and (vi) "Opinions of the General Office of the State Council on Strengthening the Construction of Safety Risk Prevention and Control System for Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice " (Guo Ban Fa [2017] No. 35).

The primary governmental regulations applicable to our “Smart Elevator” system is the "AQSIQ on the Promotion of Elevator Emergency Service Platform Construction Guidance" (State Quality Inspection [2014] No. 433) which requires the establishment of elevator emergency service platform.

Shuhai Beijing currently maintains the following licenses issued by the PRC government:

  Business License issued by Beijing Municipal Industry and Commerce Administration;
  Beijing Statistics Registration Certificate issuing by Beijing Municipal Bureau of Statistics;
  Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee; and
  Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology.

Employees

As of the date of this report, we have a total of 43 full time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	2
Marketing and Sales	8
Research & Development	17
Human Resource	3
Finance & Accounting	3
Operations	6
Administrative	4
Total	43

Item 1A.	Risk Factors

An investment in our common stock is very speculative and involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business before purchasing any shares of our common stock. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his or her investment. The order of the following risk factors is presented arbitrarily. You should not conclude the significance of a risk factor because of the order of presentation. Our business and operations could be seriously harmed as a result of any of these risks.

Risks Relating to Our Business and Industry

We are an early stage company with a very limited operating history as a provider of Internet security equipment, new media advertising and data processing services. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a very limited operating history. Our operating entity, Shuhai Beijing, was formed in February 2015 and has yet to generate material revenues and it may not generate material revenue or any profit for the foreseeable future. We expect that our new media advertising, micro marketing and big data processing services supported by our security solutions will be our core business and main revenue producing sectors in the future. We have limited experience and operating history in developing and marketing the foregoing products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with the products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are a development stage  company and have limited financial resources. We had a cash balance of $1,174,950 as of June 30, 2017. We have generated revenues of $140,774 in the year ended June 30, 2017 and $0 between inception and the year ended June 30, 2016  and has a deficit of approximately $2,520,000 at June 30, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended June 30, 2017 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans and capital contributions from shareholders and funds raise from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated little revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our shareholders loan the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our shareholders or others to continue our operations. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Our success depends largely on the continued services of our key management and technical staff. In particular, our success depends on the continued efforts of Ms. Zhixin Liu, our Chairman of the Board of Directors, Chief Executive Officer, Interim Chief Financial Officer, Treasurer and Secretary, and Mr. Fu Liu, our director. Ms. Liu and Mr. Liu (who are daughter and father) have been instrumental in developing our business model and are crucial to our business development. There can be no assurance that they will continue in their present capacities for any particular period of time. The loss of the services of Ms. Liu and Mr. Liu could materially and adversely affect our business development. In addition, the development of new Internet security products and marketing service platform requires us to retain certain key technical staff. Our research and development efforts rely on Mr. Zhiqiang Qian, our research and development director and senior engineers Messrs. Jiangshan Liu and Ruiping Shen. The loss of these technical staff would negatively affect our introduction of new products and service platforms, our ability to capture new market share and our ability to generate sales revenue.

The various service industries we are in are characterized by constant and rapid technological change and evolving standards. If we fail to anticipate and adapt to these changes and evolutions, our sales, gross margins and profitability will be adversely affected.

Technologies change rapidly in the security solution, new media advertising, micro marketing and data processing industries with frequent new product and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

We may face heightened competition from existing mature competitors as well as new entrants into the security equipment and service industries in which we compete within the PRC. If we are unable to compete effectively, we may lose customers and our financial results will be negatively affected.

The security and marketing industries in the PRC are highly competitive. Currently, Shuhai Beijing’s primary competitors for security solutions and ISP connecting services are mature companies with longer operating histories, more engineering resources, relatively sophisticated distribution channels and existing customer bases. For our campus and elevator security solutions, we compete with others who also offer their own campus electronic management solutions and elevator emergency service systems. Further, there are new competitors entering our industries. As a result, we could experience difficulties in obtaining customers, capturing market share, and generating revenue from our major products and services.

We depend on contract manufacturers, and our production and products could be harmed if it is unable to meet our volume and quality requirements and alternative sources are not available.

We rely on third party contract manufacturers to provide manufacturing services for our products. If these services become unavailable, we would be required to identify and enter into an agreement with a new contract manufacturer or take the manufacturing in-house. The loss of our contract manufacturers could significantly disrupt production as well as increase the cost of production. These changes could have a material adverse effect on our business and results of operations.

Our “Safe Campus” and “Smart Elevator” programs may not be accepted by the intended users of our products, which could harm our future financial performance.

There can be no assurance that our “Safe Campus” and “Smart Elevator” systems will achieve wide acceptance by our intended users. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the establishment and demonstration of the ability of our proposed solutions to provide an acceptable level of security in an efficient manner. Long-term market acceptance of our products and services will depend, in part, on the capabilities and operating features of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability.

Changes to existing regulations may present technical, regulatory and economic barriers to the provision of our product, which may significantly increase our costs and adversely affect the results of our operations.

The cybersecurity industry in China is highly regulated by the PRC Ministry of Public Security. In particular, Computer Information System Security Specific Product Testing and Sales License Management Method (Ministry of Public Security Order No. 32) sets forth the technical standards for Internet security products as well as the procedures for applying for and maintaining permits for selling such products. The PRC Ministry of Public Security might change the regulatory framework or impose higher technical standards in the future. As a result, we would have to incur extra costs in connection with engaging new technical staff, improving our existing products, and renewing our permit.

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

Potential future sales under Rule 144 may depress the market price for our common stock.

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

We currently do not own any real estate or land use rights. We lease office space of approximately 2,691 square feet from Beijing Changning Electromechanical Science & Technology Co. Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $5,167. The lease agreement expires February 28, 2018. We also lease a small office in Harbin for Harbin Information’s operation under a five-year lease that expires on July 20, 2020. We pay an annual rent of approximately $3,112 for this space. We believe the rented space is sufficient for our current operations.

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

Quarter ended	HIGH	LOW
June 30, 2017	$6.05	$4.50
March 31, 2017	$6.20	$2.00
December 31, 2016	$6.96	$4.25
September 30, 2016	$8.90	$2.50
June 30, 2016	$2.80	$2.80

Holders

We had 411 holders of record of our common stock as of October 10, 2017.

Dividends

The Company does not anticipate paying dividends on its common stock at any time in the foreseeable future. The Company’s Board currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board may deem relevant.

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

On October 29, 2015, the Company entered into Exchange Agreement with the members of Shuhai Skill (HK). Pursuant to the terms of the Exchange Agreement, the members, who together owned 100% of the ordinary shares of Shuhai Skill (HK), transferred all of membership interests of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of the our common stock, thereby causing Shuhai Skill (HK) and its consolidated subsidiaries, Tianjin Information, to become wholly-owned subsidiary of the Company, and Shuhai Beijing to become the VIE of the Company through a series of contractual relationships between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its consolidated subsidiaries being the accounting acquirer. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries.

On October 27, 2015, the Company’s founder, Xingzhong Sun, sold all his 5,000,000 shares of common stock of the Company to Zhixin Liu. Following the transaction, Zhixin Liu and her father, Fu Liu, beneficially owned approximately 85.45% of the outstanding shares of our common stock. As of October 29, 2015, there were 55,000,000 (post-split) shares of common stock issued and outstanding, 45,000,000 of which were owned by Zhixin Liu and Fu Liu.

On November 12, 2015, the Company effected a five-for-one forward split (the “Forward Split”) of the common stock, pursuant to which each shareholder of the Company was issued five shares of common stock in exchange for each share of their then-issued common stock. In conjunction with the Forward Split, the Company’s authorized shares of common stock increased from 75,000,000 shares to 375,000,000 shares. Immediately following the Forward Split, the Company had a total of 55,000,000 issued and outstanding shares of common stock. All shares and per share amounts in this annual report on Form 10-K have been retroactively adjusted to give effect to this stock split.

Following the reverse merger, the Company, through its consolidated subsidiaries, is in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

The Company started to sell its products during the calendar year 2016. In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China. Pursuant to the contract, the Company will install wireless internet terminal collection equipment and 3G wireless network cards, as well as provide training services related to the use of the equipment for a total contract price of RMB1,050,000 (approximately US$154,000).  The project was accepted by the customer in the quarter ended December 31, 2016 and the Company recognized revenue of $131,757. The difference of $22,399 is the value added tax of 17%.

The Company believes that the increased demand for security equipment and related services in China, presents a great opportunity for the Company to establish and grow its business in the next twelve months.

During the year ended June 30, 2017, the Company focused on the development of its “Safe Campus” program that uses its Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. During fiscal year 2017, the Company has signed agreements with 30 schools in ten provinces covering approximately 3,000 students, to use our “Safe Campus” program. We have begun to implement our system as well as to further introduce this program to more schools. With the increase in user base, we hope to generate revenue from sales of advertisements in our program.

Results of Operations

Year Ended June 30, 2017 and 2016

Revenue:

The Company recognized $140,774 of revenue during year ended June 30, 2017, of which $131,757 was from the government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China and $9,017 was from the service rendered to the Daqing project. As of the date of report, the Company has not executed any procurement contracts. The Company has suspended its marketing efforts on the cybersecurity program in order to focus its resources on the “Safe Campus” and “Smart Elevator” programs. As such, until the Company decides to resume its marketing efforts for the cyber security program, it is unlikely for the Company to secure additional government procurement contract or generate additional revenues under this program.

Cost of Goods and Gross Loss

The Company recorded $85,397 and $0 of cost of goods sold and had gross profit of $55,377 and $0 for the year ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $151,600 and $24,911 for the years ended June 30, 2017 and 2016, respectively. The increase was primarily due to increase in advertising and salaries since the Company hired additional employees to complete work under the procurement agreement with Bureau of Public Security of Daqing City.

For the year ended June 30, 2017, we had general and administrative expenses of $1,157,367, as compared to $1,097,396 for the year ended June 30, 2016, an increase of approximately $59,971 or 5.2%. The increase was primarily due to increase in professional fees related to the Company’s proposed uplisting to a national exchange and other expense related to seminars held by the Company to obtain additional financial resources to develop its business.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity securities, shareholder loans and capital contributions. Based on our current cash level and management’s forecast of operating cash flows, management has determined that the Company will require additional funds to finance our planned operations for the next twelve months.

Due to our negative cash flow from operating activities since inception, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company expects to generate revenue during 2018, which will be used to fund its operations. In addition, the Company intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

As of June 30, 2017, we had a working capital of $485,565. Our current assets on June 30, 2017 were $1,370,910, primarily consisting of cash of $1,174,950, inventory of $101,300 and prepaid expenses of $94,439. Our current liabilities were primarily composed of accounts payable of $13,261, accrued expenses and other payables of $66,975, advances for sale of common stock of $675,235 and loans payable to a shareholder of $129,874.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $1,150,034 during the year ended June 30, 2017, which consisted of our net loss of $1,193,216, offset by depreciation and amortization of $50,097, a change of accounts receivable of $221, a change in project in progress of $213,321, a change in inventory of $90,122, a change of prepaid expenses and other current assets of $1,479, a change of accrued expenses and other payables of $51,609, and a decrease of accounts payable of $180,023.

Net cash used in operating activities was $1,136,983 during the year ended June 30, 2016, which consisted of our net loss of $1,124,850, offset by a noncash depreciation and amortization of $29,825, a change in project in progress of $237,361, a change in prepaid expenses and other current assets of $73,822, and an increase of accounts payable of $204,755, accrued expenses and other payables of $64,470.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $10,676 for the year ended June 30, 2017, which primarily related to cash paid for the acquisition of intangible assets and office equipment.

Net cash used in investing activities totaled $87,290 for the year ended June 30, 2016, which primarily related to cash received from the reverse merger of $12,618, cash paid for leasehold improvements of $40,947 and cash paid for the acquisition of intangible assets and office equipment of $58,961.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2,316,401 during the year ended June 30, 2017, which primarily consisted of repayment of related party loans of $43,164, the proceeds from sales of the Company’s common stock of $1,687,740 and advance for sale of common stock of $671,825.

Net cash provided by financing activities was $1,230,864 during the year ended June 30, 2016, which primarily consisted of proceeds of related party loans of $126,636, capital contributions of $662,201 and the proceeds from sales of the Company’s common stock of $442,027.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-17 of this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of June 30, 2017, our internal control over financial reporting was not effective due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in the fiscal year ending June 30, 2018 to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Director or Officer Since
Ms. Zhixin Liu	31	Chairman of the Board, CEO, President, Interim-CFO, Secretary and Treasurer	October 2015
Mr. Fu Liu	52	Director	October 2015

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

The following table provides disclosure concerning all compensation paid for services to the Company in all capacities for our fiscal years ended June 30, 2017 and 2016 for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

Ms. Zhixin Liu	2017	$18,861	—	—	—	—	$18,861
Chairman, CEO, President, Interim-CFO, Secretary and Treasurer	2016	$18,861	—	—	—	—	$18,861

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2017.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2017 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% Stockholder
Zhixin Liu	28,750,000	50.2%
Fu Liu	16,250,000	28.4%
Directors and Executive Officers:
Zhixin Liu	28,750,000	50.2%
Fu Liu	16,250,000	28.4%
All officers and directors as a group (two persons)	45,000,000	78.6%

*	Represents less than 1%
(1)	Applicable percentage of ownership is based on 57,511,771 shares of common stock outstanding as of October 10 , 2017 together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.
(2)	Unless otherwise indicated, the address for the shareholders is 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, People’s Republic of China, 215200.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of June 30, 2017 and June 30, 2016, the amounts due to the President were $129,874 and $176,621, respectively. These amounts are interest-free, unsecured and due on demand. We have not received any demand for payments.

On January 1, 2016, we entered into a car rental agreement with our President. Pursuant to the agreement, we rent a car from our President for a monthly rent of approximately $734. The agreement expired on December 31, 2016 but was extended by the parties to December 31, 2018. The rent paid under this agreement was $8,808 and $9,336 for the years ended June 30, 2017 and 2016 respectively.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firms Anton & Chia LLP and Wei, Wei & Co., LLP, during the fiscal year ended June 30, 2017 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2017	2016
Audit Fees	$18,000	$23,450
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$18,000	$23,450

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2017 and 2016 is compatible with and did not impair their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-16 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016

10.6	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.7	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 23, 2016.
21.1	Subsidiaries of the Company.
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: October 13, 2017	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	President, Chief Executive Officer (principal executive officer), Interim Chief Financial Officer	October 13, 2017
Zhixin Liu	(principal accounting and financial officer) and Chairman

/s/ Fu Liu	Director	October 13, 2017
Fu Liu

DATASEA INC.

 CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

Page

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Datasea, Inc.

We have audited the accompanying consolidated balance sheet of Datasea, Inc. and subsidiaries (the “Company”) as of June 30, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended June 30, 2017. Datasea, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datasea, Inc and subsidiaries as of June 30, 2017, and the results of their operations and their cash flows for the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company continues to generate significant net losses and has a deficit of approximately $2,521,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Flushing, New York

October 13, 2017

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

/s/ Anton and Chia, LLP

Anton and Chia, LLP

Newport Beach, CA

September 28, 2016

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30	June 30,
	2017	2016

ASSETS
Current Assets
Cash	$1,174,950	$11,802
Accounts receivable	221	—
Inventory	101,300	—
Project in progress	—	229,495
Prepaid expenses and other current assets	94,439	94,757
Total Current Assets	1,370,910	336,054

Property and equipment, net	59,286	102,501
Intangible assets, net	13,783	12,379
Total Assets	$1,443,979	$450,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,261	$197,970
Accrued expenses and other payables	66,975	75,784
Advances for sale of common stock	675,235	—
Loan payable-shareholder	129,874	176,621
Total Current Liabilities	885,345	450,375

Stockholders' Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 56,610,271 and 55,387,271 shares issued and outstanding at June 30, 2017 and 2016, respectively	56,610	55,387
Additional paid-in capital	2,965,138	1,278,621
Accumulated comprehensive income(loss)	57,692	(5,859)
Deficit	(2,520,806)	(1,327,590)
Total Stockholders' Equity	558,634	559

Total Liabilities and Stockholders' Equity	$1,443,979	$450,934

See report of Independent registered public accounting firm and accompanying notes to the audited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended
	June 30, 2017	June 30, 2016

Revenues	$140,774	$—
Cost of goods sold	85,397	—
Gross profit	55,377	—

Operating expenses:
Selling expenses	151,600	24,911
General and administrative expenses	1,157,367	1,097,396
Total operating expenses:	1,308,967	1,122,307

Loss from operations	(1,253,590)	(1,122,307)

Other income :
Other (expense) income, net	59,368	(2,741)
Interest income	1,006	198
Total other income(expense)	60,374	(2,543)

Net loss	(1,193,216)	(1,124,850)

Other comprehensive loss
Foreign currency translation adjustment	63,551	(5,842)
Total comprehensive loss	$(1,129,665)	$(1,130,692)

Net loss per share
Basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding
Basic and diluted	55,930,766	43,630,302

See report of Independent registered public accounting firm and accompanying notes to the audited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Stock	Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity(Deficit)
Balance at June 30, 2015	20,000,000	$20,000	$175,878	$(202,740)	$(17)	$(6,879)
Effect of reverse merger	35,000,000	35,000	(22,382)	—	—	12,618
Capital contribution	—	—	683,485	—	—	683,485
Sale of common stock	387,271	387	441,640	—	—	442,027
Net loss	—	—	—	(1,124,850)	—	(1,124,850)
Foreign currency translation adjustment	—	—	—	—	(5,842)	(5,842)
Balance at June 30, 2016	55,387,271	55,387	1,278,621	(1,327,590)	(5,859)	559
Sale of common stock	1,223,000	1,223	1,686,517			1,687,740
Net loss	—	—	—	(1,193,216)	—	(1,193,216)
Foreign currency translation gain	—	—	—	—	63,551	63,551
Balance at June 30, 2017	56,610,271	$56,610	$2,965,138	$(2,520,806)	$57,692	$558,634

See report of Independent registered public accounting firm and accompanying notes to the audited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(1,193,216)	$(1,124,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,097	29,825
Changes in operating assets and operating liabilities:
Accounts receivable	(221)
Project in progress	213,321	(237,361)
Inventory	(90,122)	—
Prepaid expenses and other current assets	(1,479)	(73,822)
Accounts payable	(180,023)	204,755
Accrued expenses and other payables	51,609	64,470
Net cash (used in) operating activities	(1,150,034)	(1,136,983)

Cash flows from investing activities:
Cash received from merger	—	12,618
Leasehold improvements	—	(40,947)
Acquisition of office equipment and intangible assets	(10,676)	(58,961)

Net cash provided by(used in) investing activities	(10,676)	(87,290)

Cash flows from financing activities:
(Repayment) proceeds of related party loans, net	(43,164)	126,636
Proceeds from sale of common stock	1,687,740	442,027
Capital contribution	—	662,201
Advances for sale of common stock	671,825
Net cash provided by financing activities	2,316,401	1,230,864

Effect of exchange rate changes on cash	7,457	(694)

Net increase in cash	1,163,148	5,898

Cash – beginning of year	11,802	5,904

Cash – ending of year	$1,174,950	$11,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See report of Independent registered public accounting firm and accompanying notes to the audited consolidated financial statements

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation.

On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 20,000,000 shares of common stock of the Company (the “Common Stock”) to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 5,000,000 shares of Common Stock of the Company to Ms. Liu.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the members (“Members”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Members, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of their membership interests of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of Common Stock, thereby causing Shuhai Skill (HK) and its consolidated subsidiaries , Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, , to become wholly-owned subsidiary  of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting acquirer. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 85.45% of the outstanding shares of Common Stock. As of October 29, 2015, there were 55,000,000 shares of Common Stock issued and outstanding, 45,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, the Company, through its consolidated subsidiaries is engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has generated revenues of $140,774 since inception, has a deficit of approximately $2,520,000 at June 30, 2017, and continues to incur significant losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects a healthy growth in its business. The Company’s management intends to raise additional financing through debt and/or equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its initial phases. However, no assurance can be given that the Company will be successful in raising additional capital or obtaining financing and ultimately achieving profitable operations to sustain the Company.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  All intercompany transactions and accounts have been eliminated in consolidation.

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated if the company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIE is the entity in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de - facto agents, have the unilateral ability to exercise those rights. Shuhai Beijing actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements, the Company is deemed the primary beneficiary of Shuhai Beijing. Accordingly, the results of Shuhai Beijing have been included in the accompanying consolidated financial statements. Shuhai Beijing has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shuhai Beijing do not have recourse to the Company’s general credit.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to,the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of June 30, 2017 and June 30, 2016.

INVENTORY

Inventory, comprised principally of products purchased comprised of routers used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were no allowances for inventory as of June 30, 2017 and June 30, 2016.

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

Leasehold improvements are depreciated on a straight-line method over the shorter of the estimated useful lives or remaining lease terms.

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

The carrying value of cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, advances for sale of common stock and loan payable-shareholder, are carried at costs, which approximate their fair values due to their short maturities.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASBASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

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

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province. As of June 30, 2017, the project has been completed.

During the year ended June 30, 2017, one customer accounted for 100% of the Company’s total sales.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported, if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese entities were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cashflows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income(loss).” Comprehensive income(loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which defines the term "in-substance nonfinancial asset" and clarifies the scope and accounting of a financial asset that meets the definition. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying audited consolidated financial statements.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2017	June 30, 2016
Office furniture and fixtures	$58,064	$59,191
Office equipment	40,248	33,270
Leasehold improvements	—	39,591
Subtotal	98,312	132,052
Less: Accumulated depreciation	39,026	29,551
Total	$59,286	$102,501

Depreciation expense for the year ended June 30, 2017 and 2016 was $48,626 and $26,687, respectively.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	June 30, 2017	June 30, 2016
Software registration right	$4,508	1,417
Value-added telecommunications business license	11,833	12,062
Subtotal	16,341	13,479
Less: Accumulated depreciation	2,558	1,100
Total	$13,783	12,379

Amortization expense for the year ended June 30, 2017 and 2016 was $1,471 and $1,100.

NOTE 6 –PROJECTS IN PROGRESS

Projects in progress represent costs accumulated on projects at various stages of completion. Projects in progress are classified as short-term because the projects are expected to be completed within one year. The Company recorded project in progress of $229,494 as of June 30, 2016. The project was completed in December 2016.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2017	June 30, 2016
Security deposit	$54,830	$25,941
Prepaid expenses and advances	32,471	37,305
Other	7,138	31,511
Total	$94,439	$94,757

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	June 30, 2017	June 30, 2016
Deposits	$30,515	$15,403
Salary payable	36,460	50,872
Commission	—	9,869
Total	$66,975	$75,784

Note 9 – advances fOR sale of common stock

In June 2017, the Company received prepayments for stock subscriptions to purchase 286,000 share of the Company’s common stock at $2.35 per share. The Company received the payment totaling $672,100 from investors and recorded it as advances for sale of common stock as of June 30, 2017(See Note 14).

DATASEA INC.

Notes to Consolidated Financial Statements

Note 10 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of June 30, 2017 and June 30, 2016, the amounts due to the President were $129,874 and $176,621, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $734. The agreement expired on December 31, 2016 but was extended by the parties to December 31, 2018.

The rent paid under this agreement was $8,808 and $9,336 for the years ended June 30, 2017 and 2016 respectively.

Note 11 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities. No provision for US federal income tax was made for the year ended June 30, 2017 and 2016 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the year ended June 30, 2017 and 2016, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company had net operating loss (“NOL”) carryforwards of approximately $40,000 in the United States and approximately $2,100,000 in the PRC as of June 30, 2017. The NOL carryforwards will begin to expire in the United States and the PRC, if not utilized, by 2037 and 2022, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized and thus provided a 100% valuation allowance at June 30, 2017 and 2016 and no deferred tax asset benefit has been recorded. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 34% to the Company’s effective tax is as follows:

	Year ended June 30, 2017	Year ended June 30, 2016
U.S. Statutory rate of 34%	$(178,983)	$(168,317)
Tax rate difference between China and U.S.	(119,322)	(111,148)
Change in valuation allowance	298,305	279,465
Effective income rate	$—	$—

DATASEA INC.

Notes to Consolidated Financial Statements

Note 11 – income taxes (Continued)

The provisions for income taxes are summarized as follows:

	Year ended June 30, 2017	Year ended June 30, 2016
Current	$—	$—
Deferred	298,305	279,465
Change in valuation allowance	(298,305)	(279,465)
Total	$—	$—

The valuation allowance increased by $298,305 and $279,465 for the year ended June 30, 2017 and 2016, respectively.

The Company’s net deferred tax asset as of June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016
Deferred tax asset	$585,059	$286,754
Valuation allowance	(585,059)	(286,754)
Net deferred tax asset	$—	$—

NOTE 12 – SHAREHOLDERS’ EQUITY

On November 17, 2015, the Company effected a five-for-one forward split of the Company’s Common Stock, increasing the number of authorized shares from 75,000,000 to 375,000,000. All relevant information relating to number of shares and per share information have been retrospectively adjusted to reflect the forward split for all periods presented.

During the year ended June 30, 2016, the Company’s President, Zhixin Liu, contributed RMB 4,256,300 (or approximately US $683,485) to the Company.

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 12 – SHAREHOLDERS’ EQUITY (continued)

Sales of common stock during the year ended June 30, 2017 are summarized as follows:

Date	$ per share	# of shares	Amount
8/14/2016	$ 1.38	75,000	$ 103,500
9/30/2016	$ 1.38	230,000	$ 317,400
11/20/2016	$ 1.38	260,000	$ 358,800
1/24/2017	$ 1.38	202,500	$ 279,450
4/25/2017	$ 1.38	237,000	$ 327,060
6/6/2017	$ 1.38	218,500	$ 301,530
		1,223,000	$ 1,687,740

NOTE 13 – CommiTMents

Lease Agreement

In December 2016, the Company renewed the one-year operating lease agreement. The lease started March 1, 2017 and will expire on February 28, 2018 and has a monthly rent of RMB 35,192 (or approximately US $5,167). Future rental payment due under the lease is RMB 387,112 (or approximately US $56,834).

Rental expenses for the year ended June 30, 2017 and 2016 were $63,790 and $58,769, respectively.

In December 2016, the Company renewed the one-year property management contract. The Contract started March 1, 2017 and will expire on February 28, 2018 and has a monthly management fee of RMB 70,384 (or approximately US $10,333). Future management fees due under the contract is RMB 774,224 (or approximately US $113,668).

 NOTE 14 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through October 13, 2017, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements. Except as follows:

On July 14, 2017, the Company entered into subscription agreements with investors and sold 286,000 shares of the Company’s Common Stock at $2.35 per share. The Company received the proceeds of $672,100 from sale of Common Stock. As of June 30, 2017, these proceeds had been received.

On August 21, 2017, the Company entered into subscription agreements with investors and sold 355,500 shares of the Company’s Common Stock at $2.35 per share. The Company received the proceeds of $835,425 from sale of Common Stock.

On September 21, 2017, the Company entered into subscription agreements with investors and sold 260,000 shares of the Company’s Common Stock at $2.35 per share. The Company received the proceeds of $ 611,000 from sale of Common Stock.

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.7	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 23, 2016.
21.1	Subsidiaries of the Company.
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.