Form 10-Q
period 2017-09-30
DATASEA INC.
filed 2017-11-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 57,511,771 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2017 AND 2016

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Comprehensive Income	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	4-14

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$2,320,210	$1,174,950
Accounts receivable	—	221
Inventory	103,163	101,300
Prepaid expenses and other current assets	166,503	94,439
Total Current Assets	2,589,876	1,370,910

Property and equipment, net	58,456	59,286
Intangible assets, net	13,621	13,783
Total Assets	$2,661,953	$1,443,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,505	$13,261
Accrued expenses and other payables	80,746	66,975
Advance for sale of common stock	—	675,235
Loan payable-shareholder	134,517	129,874
Total Current Liabilities	228,768	885,345

Stockholders' Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 57,511,771 and 56,610,271 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	57,512	56,610
Additional paid-in capital	5,082,761	2,965,138
Accumulated comprehensive income	222,255	57,692
Deficit	(2,929,343)	(2,520,806)
Total Stockholders' Equity	2,433,185	558,634

Total Liabilities and Stockholders' Equity	$2,661,953	$1,443,979

See accompanying notes to the unaudited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	September 30, 2017	September 30, 2016

Revenues	$8,994	$—
Cost of goods sold	21	—
Gross profit	8,973	—

Operating expenses:
Selling expenses	34,379	44,718
General and administrative expenses	407,112	225,176
Total operating expenses:	441,491	269,894

Loss from operations	(432,518)	(269,894)

Other income :
Other (expense)income, net	23,981	(3,028)
Interest income	—	(32)
Total other income(expense)	23,981	(3,060)

Net loss	(408,537)	(266,834)

Other comprehensive loss
Foreign currency translation adjustment	164,563	38,932
Total comprehensive loss	$(243,974)	$(227,902)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	57,027,005	54,823,551

See accompanying notes to the unaudited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net loss	$(408,537)	$(266,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,084	6,341
Changes in current assets and current liabilities:
Accounts receivable	225
Inventory	—	(608)
Prepaid expenses and other current assets	(70,155)	28,486
Accounts payable	—	(12,663)
Accrued expenses and other payables	12,521	76
Net cash used in operating activities	(458,861)	(245,202)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(4,753)	(1,795)

Net cash used in investing activities	(4,753)	(1,795)

Cash flows from financing activities:
Proceeds(payment) of related party, net	2,249	(92,259)
Net proceeds from sale of common stock	1,432,550	420,900
Net cash provided by financing activities	1,434,799	328,641

Effect of exchange rate changes on cash	174,075	(80)

Net increase in cash	1,145,260	81,564

Cash – beginning of period	1,174,950	11,802

Cash – ending of period	$2,320,210	$93,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to the unaudited consolidated financial statements

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated revenues of $8,994 during three months ended September 30, 2017, has a deficit of approximately $2,930,000 at September 30, 2017, and continues to incur significant losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects healthy growth in its business. The Company’s management intends to raise additional financing through debt and/or equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its initial phases. However, no assurance can be given that the Company will be successful in raising additional capital or obtaining financing and ultimately achieving profitable operations to sustain the Company.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK)”), Tianjin Information and Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2017. The results of the three month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending June 30, 2018.

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated if the company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. A VIE is an entity in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de - facto agents, have the unilateral ability to exercise those rights. Shuhai Beijing is actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements, the Company is deemed the primary beneficiary of Shuhai Beijing. Accordingly, the results of Shuhai Beijing have been included in the accompanying unaudited condensed consolidated financial statements. Shuhai Beijing has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shuhai Beijing do not have recourse to the Company’s general credit.

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our unaudited condensed consolidated financial statements.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of September 30, 2017 and June 30, 2017.

Inventory

Inventory, comprised principally of products purchased comprised of routers used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were no allowances for inventory as of September 30, 2017 and June 30, 2017.

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

Leasehold improvements are depreciated on a straight-line method over the shorter of their estimated useful lives or remaining lease terms.

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

As of September 30, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets.

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

During the three months ended September 30, 2017, one customer accounted for 100% of the Company’s total sales.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in USD. The accounts of the Chinese entities were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income(loss).” Comprehensive income(loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s condensed consolidated financial statements unless it enters into a new long-term lease.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company does not expect the adoption of ASU 2016-10 to have a material impact on the Company’s condensed consolidated financial statements.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The objective is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-12 to have a material impact on the Company’s condensed consolidated financial statements

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which defines the term "in-substance nonfinancial asset" and clarifies the scope and accounting of a financial asset that meets the definition. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company's condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2017	June 30, 2017
Office furniture and fixtures	$59,131	$58,064
Office equipment	45,754	40,248
Subtotal	104,885	98,312
Less: Accumulated depreciation	46,429	39,026
Total	$58,456	$59,286

Depreciation expense for the three months ended September 30, 2017 and 2016 were $6,669 and $6,005 respectively.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	September 30, 2017	June 30, 2017
Software registration right	$4,591	4,508
Value-added telecommunications business license	12,050	11,833
Subtotal	16,641	16,341
Less: Accumulated depreciation	3,020	2,558
Total	$13,621	13,783

Amortization expense for the three months ended September 30, 2017 and 2016 were $415 and $336, respectively.

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following

	September 30, 2017	June 30, 2017
Security deposit	$55,538	$54,830
Prepaid expenses and advances	102,866	32,471
Others	8,099	7,138
Total	$166,503	$94,439

Note 7 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	September 30, 2017	June 30, 2017
Deposit	$31,017	$30,515
Salary payable and other payable	48,061	36,460
Advances from customers	1,668	—
Total	$80,746	$66,975

Note 8 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of September 30, 2017 and June 30, 2017, the amounts due to the President were $134,517 and $129,874, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $751. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2018.

The rent paid under this agreement was $2,253 and $2,250 for the three months ended September 30, 2017 and 2016 respectively.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities principally in the PRC. No provision for US federal income tax was made for the three months ended September 30, 2017 and 2016 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three months ended September 30, 2017 and 2016, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 34% to the Company’s effective tax is as follows:

	Three Months ended September 30, 2017	Three Months ended September 30, 2016
U.S. Statutory rate of 34%	$(61,281)	$(40,026)
Tax rate difference between China and U.S.	(40,854)	(26,684)
Change in valuation allowance	102,135	66,709
Effective income rate	$—	$—

The provisions for income taxes are summarized as follows:

	Three Months ended September 30, 2017	Three Months ended September 30, 2016
Current	$—	$—
Deferred	102,135	66,709
Change in valuation allowance	(102,135)	(66,709)
Total	$—	$—

The valuation allowance increased by $102,135 and $66,709 for the three months ended September 30, 2017 and 2016, respectively.

The Company’s net deferred tax asset as of September 30, 2017 and June 30, 2017 is as follows:

	September 30, 2017	June 30, 2017
Deferred tax asset	$687,194	$585,059
Valuation allowance	(687,194)	(585,059)
Net deferred tax asset	$—	$—

NOTE 10 – SHAREHOLDERS’ EQUITY

During the three months ended, the Company sold to investors 901,500 shares of common stock at $2.35 per share and received proceeds of $2,118,525.

NOTE 11 – CommitMents

Lease Agreement

In December 2016, the Company renewed the one-year operating lease agreement. The lease will expire on February 28, 2018 and has a monthly rent of RMB 35,192 (or approximately $5,276). Future rental payment due under the lease is RMB 281,536 (or approximately $42,204).

Rent expense for the three months ended September 30, 2017 and 2016 was $15,828 and $12,777, respectively.

In December 2016, the Company renewed the one-year property management contract. The Contract will expire on February 28, 2018 and has a monthly management fee of RMB 70,384 (or approximately $10,551). Future management fee due under the contract is RMB563, 072(or approximately $84,408).

NOTE 12 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through November 13, 2017, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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

On November 12, 2015, the Company effected a five-for-one forward split (the “Forward Split”) of the common stock, pursuant to which each shareholder of the Company was issued five shares of common stock in exchange for each share of their then-issued common stock. In conjunction with the Forward Split, the Company’s authorized shares of common stock increased from 75,000,000 shares to 375,000,000 shares. Immediately following the Forward Split, the Company had a total of 55,000,000 issued and outstanding shares of common stock. All shares and per share amounts in this quarterly report on Form 10-Q have been retroactively adjusted to give effect to this stock split.

Following the reverse merger, the Company, through its consolidated subsidiaries, is in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

The Company started to sell its products during the calendar year 2016. In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China. Pursuant to the contract, the Company will install wireless internet terminal collection equipment and 3G wireless network cards, as well as provide training services related to the use of the equipment for a total contract price of RMB1,050,000 (approximately US$154,000).  The project was accepted by the customer in the quarter ended December 31, 2016.The Company recognized $8,994 of revenue from the service rendered to the Daqing project during three months ended September 30, 2017.

The Company believes that the increased demand for security equipment and related services in China, presents a great opportunity for the Company to establish and grow its business in the next twelve months.

Since year 2017, the Company focused on the development of its “Safe Campus” program that uses its Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. Until now, the Company has signed agreements with 30 schools in ten provinces covering approximately 3,000 students, to use our “Safe Campus” program. We have begun to implement our system as well as to further introduce this program to more schools. With the increase in user base, we hope to generate revenue from sales of advertisements in our program.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenue

The Company recognized $8,994 of revenue from the service rendered to the Daqing project during three months ended September 30, 2017. As of the date of report, the Company has not executed any procurement contracts. The Company has suspended its marketing efforts on the cybersecurity program in order to focus its resources on the “Safe Campus” and “Smart Elevator” programs. As such, until the Company decides to resume its marketing efforts for the cyber security program, it is unlikely for the Company to secure additional government procurement contracts or generate additional revenues under this program.

Cost of Goods and Gross Loss

The Company recorded $21 and $0 of cost of goods sold and had gross profit of $8,973 and $0 for the three months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $34,379 and $44,178 for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to decrease in salaries since the Company hired additional employees to complete work under the procurement agreement with Bureau of Public Security of Daqing City during three months ended September 30, 2016.

For the three months ended September 30, 2017, we had general and administrative expenses of $407,112, as compared to $225,176 for the three months ended September 30, 2016, an increase of approximately $181,936 or 80.8%. The increase was primarily due to increase in professional fees related to the Company’s proposed uplisting to a national exchange and other expense related to seminars held by the Company to obtain additional financial resources to develop its business.

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

As of September 30, 2017, we had a working capital of $2,361,108. Our current assets on September 30, 2017 were $2,589,876 primarily consisting of cash of $2,320,210, inventory of $103,163 and prepaid expenses of $166,503. Our current liabilities were primarily composed of accounts payable of $13,505, accrued expenses and other payables of $80,746 and loans payable to a shareholder of $134,517.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $458,861 during the three months ended September 30, 2017, which consisted of our net loss of $408,537, offset by depreciation and amortization of $7,084, a change of accounts receivable of $225, a change of prepaid expenses and other current assets of $70,155, and a change of accrued expenses and other payables of $12,521.

Net cash used in operating activities was $245,202 during the three months ended September 30, 2016, which primarily consisted of our net loss of $266,834, offset by a noncash adjustment of $6,341, a change in prepaid expenses and other current assets of $28,486, and accounts payable of $12,663.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $4,753 for the three months ended September 30, 2017, which primarily related to cash paid for the acquisition of intangible assets and office equipment.

Net cash used in investing activities totaled $1,795 for the three months ended September 30, 2016, which primarily used for the acquisition of office equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,434,799 during the three months ended September 30, 2017, which primarily consisted of proceeds of related party loans of $2,249, the proceeds from sales of the Company’s common stock of $2,118,525 and offset by advance for sale of common stock of $685,975 given in the previous period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 14, 2017, we conducted the closing of a private placement transaction pursuant to certain subscription agreements with a total of 53 investors, all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)). The investors are all individuals residing in the People’s Republic of China. Pursuant to such agreements, we have issued and sold to the investors, and the investors have purchased from the Company, an aggregate of 286,000 shares of common stock, par value $0.001 per share, of the Company, for a purchase price of $2.35 per share, for total cash proceeds of $672,100. Pursuant to such agreements, we have no obligation to register these shares for resale under the Securities Act.

On August 21, 2017, we conducted the closing of a private placement transaction pursuant to certain subscription agreements with a total of 50 investors, all of whom are non-U.S. persons (as defined in Regulation S promulgated under the Securities Act). The investors are all individuals residing in the People’s Republic of China. Pursuant to such agreements, we have issued and sold to the investors, and the investors have purchased from the Company, an aggregate of 355,500 shares of common stock, par value $0.001 per share, of the Company, for a purchase price of $2.35 per share, for total cash proceeds of $835,425. Pursuant to such agreements, we have no obligation to register these shares for resale under the Securities Act.

On September 21, 2017, we conducted the closing of a private placement transaction pursuant to certain subscription agreements with a total of 44 investors, all of whom are non-U.S. persons (as defined in Regulation S promulgated under the Securities Act). The Investors are all individuals residing in the People’s Republic of China. Pursuant to such agreements, we have issued and sold to the investors, and the investors have purchased from the Company, an aggregate of 260,000 shares of common stock, par value $0.001 per share, of the Company, for a purchase price of $2.35 per share, for total cash proceeds of $611,000. Pursuant to such agreements, we have no obligation to register these shares for resale under the Securities Act.

All shares described above were offered and sold in reliance upon Regulation S of the Securities Act and are exempt from the registration requirements of the Securities Act. These shares have not been registered under the Securities Act or any other applicable securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act. All these investors have acknowledged that these shares issued have not been registered under the Securities Act.

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

DATASEA INC.

Date: November 14, 2017	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)