Form 10-Q
period 2017-12-31
DATASEA INC.
filed 2018-02-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

(86)10-58401996
(Registrant’s telephone number, including area code)

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

As of February 13, 2018, 57,511,771 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2017 AND 2016

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,899,723	$1,174,950
Accounts receivable	—	221
Inventory	105,511	101,300
Prepaid expenses and other current assets	179,094	94,439
Total Current Assets	2,184,328	1,370,910

Deferred financing costs	74,192
Property and equipment, net	61,406	59,286
Intangible assets, net	13,505	13,783
Total Assets	$2,333,431	$1,443,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,813	$13,261
Accrued expenses and other payables	78,162	66,975
Advance for sale of common stock	—	675,235
Loan payable-shareholder	109,136	129,874
Total Current Liabilities	201,111	885,345

Stockholders’ Equity

Common stock, $0.001 par value, 375,000,000 shares authorized, 57,511,771 and 56,610,271 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	57,512	56,610
Additional paid-in capital	5,082,761	2,965,138
Accumulated comprehensive income	312,850	57,692
Deficit	(3,320,804)	(2,520,806)
Total Stockholders’ Equity	2,132,320	558,634

Total Liabilities and Stockholders’ Equity	$2,333,431	$1,443,979

    See accompanying notes to the unaudited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenues	$—	$132,964	$9,034	$132,964
Cost of goods sold	—	139,018	21	139,018
Gross profit(loss)	—	(6,054)	9,013	(6,054)

Operating expenses:
Selling expenses	31,282	10,374	65,661	55,092
General and administrative expenses	367,678	207,542	774,790	432,718
Total operating expenses:	398,960	217,916	840,451	487,810

Loss from operations	(398,960)	(223,970)	(831,438)	(493,864)

Other income :
Other (expense)income, net	7,459	11,226	31,440	14,254
Interest income	—	171	—	203
Total other income(expense)	7,459	11,397	31,440	14,457

Net loss	(391,501)	(212,573)	(799,998)	(479,408)

Other comprehensive loss
Foreign currency translation adjustment	90,595	(48,083)	255,158	(9,151)
Total comprehensive loss	$(300,906)	$(260,656)	$(544,840)	$(488,559)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	57,511,771	55,808,141	57,269,388	55,618,521

See accompanying notes to the unaudited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net loss	$(799,998)	$(479,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,472	34,984
Changes in current assets and current liabilities:
Accounts receivable	226	—
Project in progress	—	206,727
Prepaid expenses and other current assets	(79,086)	15,953
Accounts payable	—	(149,173)
Accrued expenses and other payables	8,262	(10,694)
Net cash used in operating activities	(856,123)	(381,611)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(13,301)	(8,540)
Net cash used in investing activities	(13,301)	(8,540)

Cash flows from financing activities:
Proceeds(payment) of loan payable, shareholder, net	(25,606)	(66,672)
Net proceeds from sale of common stock	1,429,534	779,700
Deferred financing costs	(72,682)
Net cash provided by financing activities	1,331,246	713,028

Effect of exchange rate changes on cash	262,951	(9,535)

Net increase in cash	724,773	313,342

Cash – beginning of period	1,174,950	11,802

Cash – ending of period	$1,899,723	$325,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

Non-cash operating activity:
Reclassification of Project in progress to Inventory	$—	$10,463

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

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 81.82% of the outstanding shares of Common Stock. As of October 29, 2015, there were 55,000,000 shares of Common Stock issued and outstanding, 45,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE is engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated revenues of $0 and $9,034 during three and six months ended December 31, 2017, has a deficit of approximately $3,320,000 at December 31, 2017, and continues to incur significant losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2017. The results of the three and six month periods ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year ending June 30, 2018.

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de - facto agents, have the unilateral ability to exercise those rights. Shuhai Beijing’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

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

VIE Agreements

Operation and Intellectual Property Service Agreement – This agreement allows Tianjin Information to manage and operate Shuhai Beijing and collect 100% of their net profits. Under the terms of the Operation and Intellectual Property Service Agreement, Shuhai Beijing entrusts Tianjin Information to manage its operations, manage and control its assets and financial matters, and provide intellectual property services, purchasing management services, marketing management services and inventory management services to Shuhai Beijing. Shuhai Beijing and its shareholders shall not make any decisions nor direct the activities of Shuhai Beijing without Tianjin Information’s consent.

Shareholders’ Voting Rights Entrustment Agreement – Tianjin Information has entered into a shareholders’ voting rights entrustment agreement (the “Entrustment Agreement”) under which Zhixin Liu and Fu Liu (collectively the “Shuhai Beijing Shareholders”) have vested their voting power in Shuhai Beijing to Tianjin Information or its designee(s).  The Entrustment Agreement does not have an expiration date.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Option Agreement – the Shuhai Beijing Shareholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”), pursuant to which the Shuhai Beijing Shareholders have granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Shareholders’ equity interests in Shuhai Beijing for an option price of RMB0.001 for each capital contribution of RMB1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing Shareholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the Option Agreement. Tianjin Information agreed to pay RMB1.00 annually to Shuhai Beijing Shareholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon prior written notice. The Option Agreement is valid for a period of 10 years from the effective date and renewable at Tianjin Information’s option.

Equity Pledge Agreement – Tianjin Information and the Shuhai Beijing Shareholders entered into an equity pledge agreement on October 27, 2015 (the “Equity Pledge Agreement”). The Equity Pledge Agreement serves to guarantee the performance by Shuhai Beijing of its obligations under the Operation and Intellectual Property Service Agreement and the Option Agreement. Pursuant to the Equity Pledge Agreement, Shuhai Beijing Shareholders have agreed to pledge all of their equity interests in Shuhai Beijing to Tianjin Information. Tianjin Information has the right to collect any and all dividends paid on the pledged equity interests during the pledge period. Pursuant to the terms of the Equity Pledge Agreement, the Shuhai Beijing Shareholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information. Upon an event of default or certain other agreed events under the Operation and Intellectual Property Service Agreement, the Option Agreement and the Equity Pledge Agreement, Tianjin Information may exercise the right to enforce the pledge.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2017 and June 30, 2017, the Company has no contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of December 31, 2017 and June 30, 2017.

Inventory

Inventory, comprised principally of products purchased comprised of routers used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.

Inventory amounts are reported net of such allowances. There were no allowances for inventory as of December 31, 2017 and June 30, 2017.

Deferred Financing Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred financing cost until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the statement of operations at such time. The Company incurred and deferred offering costs of $74,192 as of December 31, 2017.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Leasehold improvements are depreciated utilizing straight-line method over the shorter of their estimated useful lives or remaining lease terms.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC Topic 820, “Fair Value Measurements,” defines fair value, and establishes a three-level valuation hierarchy for disclosures that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying value of cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, advances for sale of common stock and loan payable-shareholder, approximate their fair values due to their short maturities.

As of December 31, 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

During the six months ended December 31, 2017 and 2016, one customer accounted for 100% of the Company’s total sales.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollars (“USD”) The accounts of the Chinese entities were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. The objective is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for ASC 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company does not expect the adoption of ASU 2016-12 to have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which defines the term “in-substance nonfinancial asset” and clarifies the scope and accounting of a financial asset that meets the definition. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 4 – deferred financing costs

The Company incurred and deferred financing costs of $74,192 as of December 31, 2017. Such costs are professional fees associated with the Company’s proposed public offering of Common Stock.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2017	June 30, 2017
Office furniture and fixtures	$60,477	$58,064
Office equipment	55,499	40,248
Subtotal	115,976	98,312
Less: Accumulated depreciation	54,570	39,026
Total	$61,406	$59,286

Depreciation expense for the six months ended December 31, 2017 and 2016 were $13,638 and $34,320 respectively.

Depreciation expense for the three months ended December 31, 2017 and 2016 were $6,969 and $28,315 respectively.

NOTE 6 –intangible assets

Intangible assets are summarized as follows:

	December 31, 2017	June 30, 2017
Software registration right	$4,695	$4,508
Value-added telecommunications business license	12,325	11,833
Subtotal	17,020	16,341
Less: Accumulated depreciation	3,515	2,558
Total	$13,505	$13,783

Amortization expense for the six months ended December 31, 2017 and 2016 were $834 and $663, respectively. Amortization expense for the three months ended December 31, 2017 and 2016 were $419 and $327, respectively.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following

	December 31, 2017	June 30, 2017
Security deposit	$64,487	$54,830
Prepaid expenses and advances	105,755	32,471
Others	8,852	7,138
Total	$179,094	$94,439

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	December 31, 2017	June 30, 2017
Deposit	$32,337	$30,515
Salary payable and other payable	41,045	36,460
Advances from customers	4,780	—
Total	$78,162	$66,975

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of December 31, 2017 and June 30, 2017, the amounts due to the President were $109,136 and $129,874, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $753. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2018.

The rent paid under this agreement was $4,516 and $4,500 for the six months ended December 31, 2017 and 2016 respectively. The rent paid under this agreement was $2,258 and $2,250 for the three months ended December 31, 2017 and 2016 respectively.

On November 11, 2017, the Company bought a second-hand car of $3,011 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s president with an annual rent of approximately $3,011. The agreement will be expired on April 30, 2018.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the three and six months ended December 31, 2017 and 2016 as the US entity incurred losses.

Note 10 – income taxes (Continued)

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three and six months ended December 31, 2017 and 2016, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company has net operating losses(“NOL”) amounting to approximately $799,998 and $479,408 during six months ended December 31, 2017 and 2016 respectively, approximately 391,501 and $212,573 during the three months ended December 31, 2017 and 2016, respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will be realized. In recognition of this risk, the Company has provided a 100% valuation as of December 31, 2017 and 2016 and no deferred tax asset benefit has been recorded.

The provisions for income taxes are summarized as follows:

	Six Months ended December 31, 2017	Six Months ended December 31, 2016
Current	$—	$—
Deferred	200,000	119,852
Change in valuation allowance	(200,000)	(119,852)
Total	$—	$—

	Three Months ended December 31, 2017	Three Months ended December 31, 2016
Current	$—	$—
Deferred	97,875	53,143
Change in valuation allowance	(97,875)	(53,143)
Total	$—	$—

The valuation allowance increased by $200,000 and $119,852 for the six months ended December 31, 2017 and 2016, respectively. The valuation allowance increased by $97,875 and $53,143 for the three months ended December 31, 2017 and 2016, respectively.

The Company’s net deferred tax asset as of December 31, 2017 and June 30, 2017 is as follows:

	December 31, 2017	June 30, 2017
Deferred tax asset	$785,059	$585,059
Valuation allowance	(785,059)	(585,059)
Net deferred tax asset	$—	$—

NOTE 11 – Commiments

Lease Agreement

In December 2016, the Company renewed its one-year operating lease agreement. The lease will expire on February 28, 2018 and has a monthly rent of RMB 35,192 (or approximately $5,299). Future rental payment due under the lease is RMB 70,384 or approximately $10,598). On January 2018, the Company renewed the one-year operating lease agreement, which will now expire on February 28, 2019.

Rent expense for the six months ended December 31, 2017 and 2016 was $31,794 and $24,335, respectively. Rent expense for the three months ended December 31, 2017 and 2016 was $15,897 and $12,158, respectively.

In December 2016, the Company renewed the one-year property management contract. The contract will expire on February 28, 2018  and has a monthly management fee of RMB 70,384 (or approximately $10,597). Future management fee due under the contract is RMB351,920 (or approximately $52,987).

NOTE 12 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through February 13, 2018, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	uncertainties relating to our ability to establish and operate our business generally;

●	uncertainties relating to general economic, political and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and

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

On October 27, 2015, the Company’s founder, Xingzhong Sun, sold all his 5,000,000 shares of common stock of the Company to Zhixin Liu. Following the transaction, Zhixin Liu and her father, Fu Liu, beneficially owned approximately 81.82% of the outstanding shares of our common stock. As of October 29, 2015, there were 55,000,000 (post-split) shares of common stock issued and outstanding, 45,000,000 of which were owned by Zhixin Liu and Fu Liu.

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

The Company started to sell its products during the calendar year 2016. In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China. Pursuant to the contract, the Company installed wireless internet terminal collection equipment and 3G wireless network cards, as well as provided training services related to the use of the equipment for a total contract price of RMB1,050,000 (approximately $154,000). The project was accepted by the customer in the quarter ended December 31, 2016.The Company recognized $0 and $9,034 of revenue from service rendered in connection with the project during three and six months ended December 31, 2017.

The Company believes that the increased demand for security equipment and related services in China, presents a great opportunity for the Company to establish and grow its business in the next twelve months.

Since 2017, the Company has focused on the development of its “Safe Campus” program that uses the Company’s Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. As of the date of this report, the Company has signed agreements with 30 schools in ten provinces covering approximately 3,000 students, to use the “Safe Campus” program. Pursuant to these agreements, the Company provides equipment such as smart student ID cards, PC terminals, RFID devices and relevant applications and software to the schools for free. In return, the Company has the right to post advertisements, operate an online shopping space and collect the data stored on the equipment and the platform. All the equipment is allowed to be used solely for the Company’s designed purpose. The terms of the agreements vary from school to school. The Company has begun to implement its system as well as to further introduce this program to more schools. With the increase in user base, the Company hopes to generate revenue from sales of advertisements via its program.

Results of Operations

Three and Six Months Ended December 31, 2017 and 2016

Revenue

The Company recognized $0 and $9,034 of revenue from the service rendered to the Daqing project during three and six months ended December 31, 2017, as compared to $132,964 for the three and six months ended December 31, 2016. During 2017, the Company suspended its marketing efforts on the cybersecurity program in order to focus its resources on the “Safe Campus” and “Smart Elevator” programs. As such, until the Company decides to resume its marketing efforts for the cyber security program, it is unlikely for the Company to secure additional government procurement contracts or generate additional revenues under this program.

Cost of Goods and Gross Loss

The Company recorded $0 and $21 of cost of goods sold and had gross profit of $0 and $9,013 for the three and six months ended December 31, 2017.

The Company recorded $139,018 of cost of goods for the three and six months ended December 31, 2016. The Company had gross loss of $6,054 for the three and six months ended December 31, 2016 since the project with the Bureau of Public Security of Daqing City is the first project completed and the cost of raw materials incurred was high.

Selling, General and Administrative Expenses:

Selling expenses were $31,282 and $10,374 for the three months ended December 31, 2017 and 2016, respectively. The increase was primarily due to an increase in salaries since the Company hired morel employees to work on the “Safe Campus” and “Smart Elevator” programs.

Selling expenses were $65,661 and $55,092 for the six months ended December 31, 2017 and 2016, respectively.

For the three and six months ended December 31, 2017, we had general and administrative expenses of $367,678and 774,790, as compared to $207,542 and 432,718 for the three and six months ended December 31, 2016, an increase of approximately $160,136 and $342,070 respectively. The increase was primarily due to increase in advertising expenses; and salary expense since the Company hired more employees in research and development department to work on the “Safe Campus” and “Smart Elevator” programs.

Net Loss

As a result of the foregoing, the Company generated net losses of $391,501 and $212,573 for the three months ended December 31, 2017and 2016, respectively, and $799,998 and $479,408 for the six months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock, shareholder loans and capital contributions. Based on our current cash level and management’s forecast of operating cash flows, we expect to be able to fund our operations with our currently available resources until May 2018 and need to raise another RMB 50 to 80 million (approximately $8.5 million to $12 million) to fund our operations from June 2018 to December 2018.

Due to our negative cash flow from operating activities since inception, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company expects to generate an increase in revenue during 2018, which will be used to fund its operations. In addition, the Company intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

As of December 31, 2017, we had a working capital of $1,983,217. Our current assets on December 31, 2017 were $2,184,328 primarily consisting of cash of $1,899,723, inventory of $105,511 and prepaid expenses of $179,094. Our current liabilities were primarily composed of accounts payable of $13,813, accrued expenses and other payables of $78,162 and loans payable to a shareholder of $109136.

Cash Flow from Operating Activities

Net cash used in operating activities was $856,123 during the six months ended December 31, 2017, which consisted of our net loss of $799,998, offset by depreciation and amortization of $14,472, a change of accounts receivable of $226, a change of prepaid expenses and other current assets of $79,086, and a change of accrued expenses and other payables of $8,262.

Net cash used in operating activities was $381,611 during the six months ended December 31, 2016, which primarily consisted of our net loss of $497,408, offset by depreciation and amortization of $34,984, a decrease in project in progress of $206,727 that included $117,243 from the return of defective products and a decrease in accounts payable of $149,173.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $13,301 for the six months ended December 31, 2017, which primarily related to cash paid for the acquisition of intangible assets and office equipment.

Net cash used in investing activities totaled $8,540 for the six months ended December 31, 2016, which was primarily used for the acquisition of office equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,331,246 during the six months ended December 31, 2017, which primarily consisted of proceeds of related party loans of $25,606, the net proceeds from sales of the Company’s common stock of $1,429,534 and deferred financing cost of $72,682.

Net cash provided by financing activities was $713,028 during the six months ended December 31, 2016, which primarily consisted of the proceeds from sales of the Company’s common stock of $779,700 partially offset by the payment of a related party loan of $66,672.

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

None.

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

DATASEA INC.

Date: February 13, 2018	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)