Form 10-Q
period 2018-03-31
DATASEA INC.
filed 2018-05-15
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of March 11, 2018, 19,170,827 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

2

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2018 AND 2017

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,548,728	$1,174,950
Accounts receivable	-	221
Inventory	85,424	101,300
Prepaid expenses and other current assets	169,995	94,439
Total Current Assets	1,804,147	1,370,910

Deferred registration costs	76,865	-
Property and equipment, net	56,574	59,286
Intangible assets, net	13,551	13,783
Total Assets	$1,951,137	$1,443,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,310	$13,261
Accrued expenses and other payables	74,516	66,975
Advance for sale of common stock	-	675,235
Loan payable-shareholder	113,067	129,874
Total Current Liabilities	201,893	885,345

Stockholders’ Equity
Common stock, $0.001 par value, 125,000,000 shares authorized, 19,170,827 and 18,870,327 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	19,171	18,870
Additional paid-in capital	5,121,102	3,002,878
Accumulated comprehensive income	368,712	57,692
Deficit	(3,759,741)	(2,520,806)
Total Stockholders’ Equity	1,749,244	558,634

Total Liabilities and Stockholders’ Equity	$1,951,137	$1,443,979

See accompanying notes to the unaudited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$6,468	$2,052	$15,502	$135,016
Cost of goods sold	70	2,029	91	141,047
Gross profit(loss)	6,398	23	15,411	(6,031)

Operating expenses:
Selling expnses	82,946	30,620	148,607	85,712
General and administrative expenses	368,427	247,688	1,143,217	680,406
Total operating expenses:	451,373	278,308	1,291,824	766,118

Loss from operations	(444,975)	(278,285)	(1,276,413)	(772,149)

Other income :
Other (expense)income, net	6,038	11,679	37,478	25,933
Interest income	-	315	-	518
Total other income(expense)	6,038	11,994	37,478	26,451

Net loss	(438,937)	(266,291)	(1,238,935)	(745,698)
Other comprehensive loss
Foreign currency translation adjustment	55,862	56,806	311,020	47,655
Total comprehensive loss	$(383,075)	$(209,485)	$(927,915)	$(698,043)

Net loss per share
Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding
Basic and dulited	19,170,827	18,701,297	19,116,571	18,596,678

See accompanying notes to the unaudited consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(1,238,935)	$(745,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,655	48,211
Changes in current assets and current liabilities:
Accounts receivable	229	(3,120)
Project in progress	-	205,342
Inventory	22,910	-
Prepaid expenses and other current assets	(65,303)	(19,185)
Accounts payable	-	(149,808)
Accrued expenses and other payables	2,233	56,405
Net cash used in operating activities	(1,256,211)	(607,853)

Cash flows from investing activities:
Acquisition of office equipment	(14,288)	(11,593)
Net cash used in investing activities	(14,288)	(11,593)

Cash flows from financing activities:
Proceeds(payment) of related party loan, net	(25,972)	(102,282)
Net proceeds from issuance of common stock	1,419,686	1,059,150
Deferred registration costs	(73,721)	-
Net cash provided by financing activities	1,319,993	956,868

Effect of exchange rate changes on cash	324,284	(5,092)

Net increase in cash	373,778	332,330

Cash – beginning of period	1,174,950	11,802

Cash – ending of period	$1,548,728	$344,132

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to the unaudited consolidated financial statements

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated revenues of $6,468 and $15,502 during three and nine months ended March 31, 2018, has a deficit of approximately $3,755,000 at March 31, 2018, and continues to incur significant losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2017. The results of the three and nine month periods ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending June 30, 2018.

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

Equity Option Agreement –the Shuhai Beijing Shareholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”), pursuant to which the Shuhai Beijing Shareholders have granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Shareholders’ equity interests in Shuhai Beijing for an option price of RMB 0.001 for each capital contribution of RMB1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing Shareholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Option Agreement. Tianjin Information agreed to pay RMB1.00 annually to Shuhai Beijing Shareholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon prior written notice. The Option Agreement is valid for a period of 10 years from the effective date and renewable at Tianjin Information’s option.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2018 and June 30, 2017, the Company has no contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of March 31, 2018 and June 30, 2017.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory, comprised principally of products purchased comprised of routers used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were no allowances for inventory as of March 31, 2018 and June 30, 2017.

Deferred ReGistration Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred registration cost until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred registration costs will be charged to operating expenses in the statement of operations at such time. The Company incurred and deferred registration costs of $76,865 as of March 31, 2018.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC Topic 820, “Fair Value Measurements,” defines fair value, and establishes a three-level valuation hierarchy for disclosures that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include, other than level 1, quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying value of cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, advances for sale of common stock and loan payable-shareholder, approximate their fair values due to their short maturities.

As of March 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

Revenue

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENT

Effective January 1, 2018, the Company adopted the FASB Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company's results of operation, cash flows or financial position.

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

During the nine months ended March 31, 2018, one customer accounted for 58.3% of the Company's total sales. During the nine months ended March 31, 2017, one customer accounted for 100% of the Company's total sales.

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

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income(loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into a new long-term lease.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 4 – deferred Registration costs

The Company incurred and deferred registration costs of $76,865 as of March 31, 2018. Such costs are professional fees including legal fees of $72,194 and accounting fees of $1,527 associated with the Company’s proposed public offering of Common Stock.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2018	June 30, 2017
Office furniture and fixtures	$62,655	$58,064
Office equipment	58,329	40,248
Subtotal	120,984	98,312
Less: accumulated depreciation	64,410	39,026
Total	$56,574	$59,286

Depreciation expense for the nine months ended March 31, 2018 and 2017 were $21,386 and $47,144 respectively. Depreciation expense for the three months ended March 31, 2018 and 2017 were $7,748 and $13,403 respectively.

NOTE 6 –intangible assets

Intangible assets are summarized as follows:

	March 31, 2018	June 30, 2017
Software registration right	$4,865	$4,508
Value-added telecommunications business license	12,768	11,833
Subtotal	17,633	16,341
Less: accumulated depreciation	4,082	2,558
Total	$13,551	$13,783

Amortization expense for the nine months ended March 31, 2018 and 2017 was $1,268 and $1,067, respectively. Amortization expense for the three months ended March 31, 2018 and 2017 was $434 and $404, respectively.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2018	June 30, 2017
Security deposit	$59,246	$54,830
Prepaid expenses and advances	88,638	32,471
Others	22,111	7,138
Total	$169,995	$94,439

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	March 31, 2018	June 30, 2017
Deposit	$33,375	$30,515
Salary and other payables	36,189	36,460
Advances from customers	4,952	-
Total	$74,516	$66,975

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of March 31, 2018 and June 30, 2017, the amounts due to the President were $113,067 and $129,874, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $764. The agreement expired on December 31, 2016. The agreement expires to December 31, 2018.

The rent paid under this agreement was $6,872 and $6,750 for the nine months ended March 31, 2018 and 2017 respectively. The rent paid under this agreement was $2,291 and $2,250 for the three months ended March 31, 2018 and 2017 respectively.

On November 11, 2017, the Company bought a used car for $3,054 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

Note 9 – related party transactions (Continued)

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s president with an annual rent of approximately $3,054. The agreement was renewed and the term was extended to April 30, 2019.

On March 19, 2018, The Company entered into agency agreements with seven shareholders. Pursuant to the agreement, shareholders are authorized as agents to market Xin Platform APP in a specific area of China. Each agent is required to pay a Xin Platform APP usage fee of $764 and deposit $764 in financial product of China Minsheng Bank system via Xin Platform APP. Each agent will receive $8 reward if a customer applied a credit card of China Minsheng Bank via Xin Platform APP.

Note 10 – COMMON STOCK

On May 1, 2018, the Company affected the 1 for 3 reverse stock split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 57,511,771 to 19,170,827. These financial statements have been retroactively adjusted to reflect this reverse split.

Note 11 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns for 2015, 2016 and 2017. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the three and nine months ended March 31, 2018 and 2017 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three and nine months ended March 31, 2018 and 2017, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company has net operating losses (“NOL”) amounting to $3,759,740 and $2,520,806 as of March 31, 2018 and June 30, 2017 respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation as of March 31, 2018 and 2017 and no deferred tax asset benefit has been recorded.

The provisions for income taxes are summarized as follows:

	Nine Months ended March 31, 2018	Nine Months ended March 31, 2017
Current	$-	$-
Deferred	309,734	186,425
Change in valuation allowance	(309,734)	(186,425)
Total	$-	$-

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Current	$-	$-
Deferred	109,735	66,573
Change in valuation allowance	(109,735)	(66,573)
Total	$-	$-

Note 11 – income taxes (Continued)

The valuation allowance increased by $309,734 and $186,425 for the nine months ended March 31, 2018 and 2017, respectively. The valuation allowance increased by $109,735 and $66,573 for the three months ended March 31, 2018 and 2017, respectively.

The Company’s net deferred tax asset as of March 31, 2018 and June 30, 2017 is as follows:

	March 31, 2018	June 30, 2017
Deferred tax asset	$894,793	$585,059
Valuation allowance	(894,793)	(585,059)
Net deferred tax asset	$-	$-

NOTE 12 – Commiments

Lease Agreement

In December 2017, the Company renewed the one-year operating lease agreement. The lease will expire on February 28, 2019 and has a monthly rent of RMB 35,192 (or approximately U.S.$5,374). Future rental payment due under the lease is RMB 387,112 (Approximately U.S.$59,119).

Rent expense for the nine months ended March 31, 2018 and 2017 was $60,906 and $36,258, respectively. Rent expense for the three months ended March 31, 2018 and 2017 was $19,963 and $12,086, respectively.

In December 2017, the Company renewed the one-year property management contract. The contract will expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately U.S.$10,749). Future management fee due under the contract is RMB 774,224 (or approximately U.S.$123,280).

NOTE 13 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through May 15, 2018, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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

On October 29, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries.

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

On November 12, 2015, we effected a five-for-one forward split (the “Forward Split”) of the common stock, pursuant to which each shareholder of the Company was issued five shares of common stock in exchange for each share of their then-issued common stock. In conjunction with the Forward Split, the Company’s authorized shares of common stock increased from 75,000,000 shares to 375,000,000 shares. Immediately following the Forward Split, the Company had a total of 55,000,000 issued and outstanding shares of common stock.

Following the reverse merger, the Company, through its consolidated subsidiaries, is in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

The Company started to sell its products during the calendar year 2016. In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China. Pursuant to the contract, the Company installed wireless internet terminal collection equipment and 3G wireless network cards, as well as provided training services related to the use of the equipment for a total contract price of RMB1,050,000 (approximately $154,000). The project was accepted by the customer in the quarter ended December 31, 2016.

The Company recognized $0 and $2,052 of revenue from service rendered in connection with the project during three months ended March 31, 2018 and 2017, respectively. The Company recognized $9,034 and $135,016 of revenue from service rendered in connection with the project during nine months ended March 31, 2018 and 2017, respectively.

The Company believe that the increased demand for security equipment and related services in China, presents a great opportunity for the Company to establish and grow its business in the next twelve months.

Since 2017, we have focused on the development of its “Safe Campus” program that uses the Company’s Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. As of the date of this report, the Company has signed agreements with 30 schools in ten provinces covering approximately 3,000 students, to use the “Safe Campus” program. Pursuant to these agreements, the Company provides equipment such as smart student ID cards, PC terminals, RFID devices and relevant applications and software to the schools for free. In return, the Company has the right to post advertisements, operate an online shopping space and collect the data stored on the equipment and the platform. All the equipment is allowed to be used solely for the Company’s designed purpose. The terms of the agreements vary from school to school. The Company has begun to implement its system as well as to further introduce this program to more schools. With the increase in user base, the Company hopes to generate revenue from sales of advertisements via its program.

Recent Developments

On March 15, 2018, we entered into a banking service direct sales cooperation agreement with China Minsheng Bank. Pursuant to the Minsheng Agreement, we will establish a portal on our “Xin Platform” through which the platform users may purchase financial products offered by the Minsheng Bank. In consideration, Minsheng Bank will pay us service fees calculated based on the amount of the financial products the platform users purchase and hold. For each specific product, the service fee will be calculated according to the following formula:

T-days service fee = annual rate (0.12%) × the amount of the financial products the platform users maintain as of day (T-1) × net value of the financial product ÷ 365

The Minsheng Agreement has a term of two years and will be automatically extended one more year if neither party terminates the Minsheng Agreement within the last month of the two-year term.

On March 19, 2018, the Company entered into agency agreements with seven shareholders. Pursuant to the agreement, shareholders are authorized as agents to market Xin Platform APP in specific area of China. Each agent is required to pay a Xin Platform APP usage fee of $764 and deposit $764 in financial products offered by China Minsheng Bank via Xin Platform APP. Each agent will receive $8 reward if a customer applied a credit card of China Minsheng Bank via Xin Platform APP. The Company recognized $6,468 and $6,468 of revenue during three and nine months ended March 31, 2018.

On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,827. All shares and per share amounts in this quarterly report on Form 10-Q have been retroactively adjusted to give effect to this stock split.

Results of Operations

Three and Nine Months Ended March 31, 2018 and 2017

Revenue

The Company recognized $6,468 and $15,502 of revenue during three and nine months ended March 31, 2018, as compared to $2,052 and $135,016 for the three and nine months ended March 31, 2017. During 2017, the Company suspended its marketing efforts on the cybersecurity program in order to focus its resources on the “Safe Campus” and “Smart Elevator” programs. As such, until the Company decides to resume its marketing efforts for the cyber security program, it is unlikely for the Company to secure additional government procurement contracts or generate additional revenues under this program.

Cost of Goods and Gross Loss

The Company recorded $70 and $91 of cost of goods sold for the three and nine months ended March 31, 2018, as compared to $2,029 and $141,047 for the three and nine months ended March 31, 2017.

The Company had gross profit of $6,398 and $15,411 for the three and nine months ended March 31, 2018, and gross profit of 23 and gross loss of $6,031 for the three and nine months ended March 31, 2017 since the project with the Bureau of Public Security of Daqing City is the first project completed and the cost of raw materials incurred was high.

Selling, General and Administrative Expenses:

Selling expenses were $82,946 and $148,607 for the three and nine months ended March 31, 2018, as compared to $30,620 and $85,712, respectively. The increase was primarily due to an increase in salaries since the Company hired morel employees to work on the “Safe Campus” and “Smart Elevator” programs.

Net Loss

As a result of the foregoing, the Company generated net losses of $438,937 and $1,238,935 for the three and nine months ended March 31, 2018, as compared to $266,291 and $745,698 for the three and nine months ended March 31, 2017.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. Based on our current cash level and management’s forecast of operating cash flows, we expect to be able to fund our operations with our currently available resources until May 2018 and need to raise another RMB 50 to 80 million (approximately U.S. $8.5 million to U.S. $12 million) to fund our operations from June 2018 to December 2018.

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

As of March 31, 2018, we had a working capital of $1,602,254. Our current assets on March 31, 2018 were $1,804,147 primarily consisting of cash of $1,548,728, inventory of $85,424 and prepaid expenses of $169,995. Our current liabilities were primarily composed of accounts payable of $14,310, accrued expenses and other payables of $74,516 and loans payable to a shareholder of $113,067.

Cash Flow from Operating Activities

Net cash used in operating activities was $1,256,210 during the nine months ended March 31, 2018, which consisted of our net loss of $1,238,935, offset by depreciation and amortization of $22,655, a change of accounts receivable of $229, a change of inventory of $22,910, a change of prepaid expenses and other current assets of $65,303, and a change of accrued expenses and other payables of $2,233.

Net cash used in operating activities was $607,853 during the nine months ended March 31, 2017, which primarily consisted of our net loss of $745,698, offset by depreciation and amortization of $48,211, increase in project in progress of $205,342 which included $119,809 from the return of defective products, the change in project in progress due to the completion of the project with the Bureau of Public Security of Daqing City in the quarter ended December 31, 2016, and a decrease in accounts payable of $149,808.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $14,288 for the nine months ended March 31, 2018, which primarily related to cash paid for the acquisition of office furniture and equipment.

Net cash used in investing activities totaled $11,593 for the nine months ended March 31, 2017, which was primarily used for the acquisition of office equipment, leased improvement and intangible assets.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,319,993 during the nine months ended March 31, 2018, which primarily consisted of payment of related party loans, net of $25,972, the net proceeds from sales of the Company’s common stock of $2,118,525 offset by advance for sale of common stock of 698,839 given in the previous period and deferred registration cost of $73,721.

Net cash provided by financing activities was $956,868 during the nine months ended March 31, 2017, which primarily consisted of the proceeds from sales of the Company’s common stock of $1,059,150 partially offset by the payment of related party loan of $102,282.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe our business and operations have been materially affected by inflation

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

DATASEA INC.

Date: May 15, 2018	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)

