Form 10-K
period 2018-06-30
DATASEA INC.
filed 2018-09-13
CIK 1631282

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on December 29, 2017, as reported on OTCQB, was $89,459,163.

As of September 13, 2018, 19,170,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2018

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors (some of which may be beyond our control), including:

●	uncertainties relating to our ability to establish and operate our business in China;

●	our ability to operate our company as a U.S. publicly-reporting and listed enterprise;

●	uncertainties relating to general economic and business conditions in China and worldwide;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our pricing policies or that of our competitors;

●	unanticipated delays in the development, commercialization or market acceptance of our products and services;

●	changes in Chinese government regulations;

●	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and

●	political stability and economic growth in China.

- i -

PART I

Item 1.	Description of Business.

Overview

We are an emerging technology company in China engaged in the development of information technology (or IT) systems and network security solutions. We primarily focus on IT system security and leverage our proprietary technologies, intellectual property and market intelligence to provide comprehensive and optimized security solutions to our clients. We have been certified as one of the High Tech Enterprises (jointly issued by the Beijing Science and Technology Commission, Beijing Finance Bureau, Beijing State Taxation Bureau and Beijing Local Taxation Bureau) and one of the Zhongguancun High Tech Enterprises (issued by the Zhongguancun Science Park Administrative Committee) in recognition of our achievement in high technology products. Our cyber security engineers and experts create, design, build and run various security programs tailored to our clients. Through our professional team and strong expertise in the system security field, we offer our clients a broad portfolio of system security solutions or services, along with strategic advice and ongoing management of their security infrastructure.

We have generated very limited revenues to date, and as such we have been shifting our business focus over the past 12 months from cybersecurity to our “Safe Campus” and “Smart Elevator” security and related marketing solutions as described further below.

In order to provide efficient and targeted marketing services, we have independently developed the “Xin Platform,” an online platform that can identify potential customers and market products and services to targeted groups based on the data we collect through our security systems. The Xin Platform also serves as our office to office (or O2O) management platform, which can provide marketing services to traditional merchants such as supermarkets, hotels, shopping malls and restaurants. It also provides support for various other security programs that we develop and/or provide, including our “Safe Campus” security system and “Smart Elevator” security system.

Based on the Xin Platform, coupled with the Internet of Things (or IoT) technology and cloud computing, we developed our “Safe Campus” system as an advanced and simple solution to campus security, which has been a rising concern in China. Our “Safe Campus” system consists of student ID card terminals, radio-frequency identification (or RFID readers), campus information management platform, partner management platform and cellphone application terminals, utilizing technologies such as RFID, global positioning system (or GPS), location based services (or LBS), and cloud based calculation.

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

In the elevator security space, our “Smart Elevator” security and management system provides a solution to lower the operation cost of elevators and promote the safety of passengers. The system will include an emergency and rescue terminal and a data collection system. Once installed, our terminals will collect data of the elevator’s operation, regular maintenance services, annual inspections and any malfunctions which enables faster and more efficient error detection and repairs.

We also plan to become a national provider of big data processing services in China. We are in the process of developing systems to analyze industry trends, market and customer data, supply chain, financial information, risk detection and management.

Recent Developments

On March 15, 2018, we entered into a banking service direct sales cooperation agreement (or the Minsheng Agreement) with China Minsheng Banking Corp., Ltd, Tianjin Branch (or Minsheng Bank). Pursuant to the Minsheng Agreement, we will establish a portal on our “Xin Platform” through which the platform users may purchase financial products offered by Minsheng Bank. In consideration, Minsheng Bank will pay us service fees calculated based on the amount of the financial products the platform users purchase and hold. For each specific product, the service fee will be calculated according to the following formula:

T-days service fee = annual rate (0.12%) × the amount of the financial products the platform users maintain as of day (T-1) × net value of the financial product ÷ 365

The Minsheng Agreement has a term of two years and will be automatically extended one more year if neither party terminates the Minsheng Agreement within the last month of the initial two-year term.

On March 19, 2018, we entered into agency agreements with seven stockholders of our company. Pursuant to the agreement, such stockholders are authorized as agents to market Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $764 and deposit $764 in financial products offered by China Minsheng Bank via Xin Platform APP. Each agent will receive $8 for each customer that applies for a credit card of China Minsheng Bank via Xin Platform APP.

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

On October 29, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Ms. Zhixin Liu and Mr. Fu Liu, the members (“Members”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, whereby the Members transferred all of their membership interests of Shuhai Skill (HK) to us in exchange for the issuance of an aggregate of 20,000,000 shares of our common stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon consummation of the Share Exchange, Shuhai Skill (HK) and its consolidated subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Tianjin Information”), became our wholly-owned subsidiary, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), through its existing contractual relationship with Tianjin Information, became our variable interest entity (“VIE”). In addition, Xinzhong Sun resigned from the positions as our director, President, Secretary and Treasurer. Ms. Liu was appointed as our Chief Executive Officer, President, Interim Chief Financial Officer, Treasurer and Secretary and Mr. Liu was appointed as a director. Mr. Liu is the father of Ms. Liu.

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

* Harbin Information Sea Information Technology Co., Ltd. is in the process of dissolution due to no operation since its inception.

“Safe Campus” Security System

Overview

We are currently focusing our efforts on the promotion of our Shuhai Smart Campus Safety Management System, or “Safe Campus” security system, which provides a comprehensive campus information platform that is accessible online or via a smartphone application for teachers, students and their families to enhance the communications between them. Our “Safe Campus” users to date have included mostly elementary and middle schools, which are our target markets.

 The Safe Campus system consists of both hardware products and service platform, including student ID card terminals RFID readers, campus information management platform, partner management platform and mobile applications on teachers’ and parents’ cellphones, utilizing technologies such as RFID, GPS, LBS, and cloud based calculation. Through our smart student ID cards, schools can manage the profiles of all teachers and students and send campus-wide notifications. They are also able to grant and manage authority of teachers on the school platform. Through our platform, teachers are able to communicate with students via messages and calls; communicate with parents regarding their children; review daily and weekly class schedules; send out assignments and homework to students; notify parents of any class activities; receive notifications from school and any other school activities; and publish online education videos.

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

Our student ID cards are worn by students every day. In addition, we estimate three mobile application users per student ID card (parents, guardians and other family members) and daily use of our mobile application at least twice a day per mobile application user. Our “Safe Campus” system is expected to generate revenue through advertisement display on student ID cards, all computer terminals and WeChat platform, and eight rotating banner spots reserved for advertisement publishers in our cellphone application. Other than advertisement placement, we also plan to generate revenue through (i) fee arrangements with O2O merchants selling through our online platform to our users; (ii) paid online education services for student users; and (iii) arrangements with financial institutions to offer financial services through our mobile application and terminals.

As of June 30, 2018, we had approximately 480,000 users on our cellphone application. We continue marketing our products primarily in key schools in big cities and engaging in negotiations with O2O product and service providers.

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

We plan to launch our “Smart Elevator” system once we complete our testing. We expect to complete testing by the end of 2018 and enter the market in 2019. Once launched, we expect to generate revenue through advertisements displayed on our system on the elevators as well as targeted marketing of elevator maintenance services once any potential safety concern is detected.

“Big Data” Processing Services

We also aim to become a national provider of big data processing services in China’s education industry. Currently, we are in the process of developing systems to analyze industry trends, market and customer data, supply chain, financial information, risk detection and management. We believe such processing services will be of use to businesses in a wide range of industries. In order to have the technical capacity to provide such services, our research and development process has two phases: data collection and data analysis. Through our “Safe Campus” platform, we obtain raw data on students, parents, teachers and schools. Since 2017, we have focused on collecting data from these platform end users to establish our database. We completed screening and cleaning the data by storing them into various categories based on marketplace needs in June 2018. We are in the process of analyzing the data by using mathematical formulas or algorithms to identify relationships among the variables, such as correlation or causation, and in particular, to investigate the behavioral tendencies of the students, parents, teachers and school administrations. Our goal is by the end of 2018 to have a clean and robust database on students, parents, teachers and schools and to have a deeper plan of collection and application in connection with our “Safe Campus” products. As of the date of this report, we are in the data collection phase.

Cybersecurity System and Equipment

We offer cybersecurity solution based on our Xin Platform to provide cybersecurity and online surveillance services by recording activities of the terminal users, including application/software usages and access to certain individualized websites and software. It can also limit access to software and websites of the terminal users. Our cybersecurity system meets the technical standards prescribed by the Ministry of Public Security of the PRC but also aims to satisfy market demands for commercial cybersecurity products. We have developed three types of indoor equipment designed for facilities of different sizes and one type of outdoor equipment primarily for use by local branches of the Ministry of Public Security. In January 2016, we secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, pursuant to which we installed wireless internet terminal collection equipment and 3G wireless network cards, as well as provided training services related to the use of the equipment. The project was completed and accepted by the customer in the quarter ended December 31, 2016, generating $140,774 of revenue during year ended June 30, 2017. Because of the relatively low profit margin of our cybersecurity program, our business focus has shifted over the past 12 months from cybersecurity systems to our “Safe Campus “and “Smart Elevator” and related marketing programs.  Our management has decided not to actively promote or internally advance our cybersecurity project for the time being. However, we are still maintaining our developed market and our products and may resume marketing activities for our cybersecurity system if market conditions are favorable.

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

For the fiscal year ended June 30, 2018 and 2017, our research and development expenses were approximately $361,616 and $203,600. We plan to continue to invest in resources to conduct our research and development efforts.

Product Manufacturing

For cost savings purposes, we have outsourced the manufacture of hardware for our “Safe Campus” program to Shenzhen Yanze Technology Co., Ltd. (“Yanze”), a third party located in Guangdong Province. We have entered into three product purchase agreements – one dated September 6, 2016 and two dated April 1, 2017, respectively (collectively the “Yanze Agreement”). Pursuant to the Yanze Agreement, we agreed to purchase 4s electronic student cards, attendance machines and point-of-sale machines. We also agreed to pay 30% of the total price upon the execution of such agreement and another 70% within 10 days upon Yanze’s request when the products are ready. Yanze has the obligation to deliver the products within 30 days upon the receipt of first payment and meet the technical standards set forth by us and offers a warranty of 13 months.

Historically, we outsourced the production of Internet security equipment to Shenzhen Shunxin Technology Co., Ltd. (“Shunxin”), a third-party entity in Guangdong Province, China. Shunxin has a permit issued by the Ministry of Public Security for manufacturing Internet security products. We entered into a framework agreement dated October 12, 2015, pursuant to which we authorized Shunxin to use our trademark and logo on its Internet security equipment that meets both the standard issued by the PRC Public Security Bureau and requirements set by us. If the demands for our products increase in the future, we would need to negotiate agreements with new manufacturing contractors or build our own manufacturing facilities to meet increasing customer demands for our equipment. There has been no further substantive action taken by Shunxin or us under such letter of intent.

We are exploring corporative opportunities with other manufacturers and may change our suppliers from time to time.

Marketing

We currently focus on the marketing of our “Safe Campus” security program. We promote our products and services through both traditional and new media marketing channels. We are partnering with various organizations, including China Council for the Promotion of National Trade, the Next Generation Foundation and other charitable foundations focused on the welfare of children to promote our “Safe Campus” system. We are in the process of establishing a nationwide distribution network consisting of agents in different regions for our “Safe Campus” security system and also plan to utilize social media, online commercials, industry forums and trade conferences to market the “Safe Campus” system. As of the date of this report, we have signed agreements with 30 schools in 10 provinces covering approximately 9,000 students, to use our “Safe Campus” program.

In addition, we maintain 12 full-time employees who focus on sales and marketing efforts relating to the promotion of our products and services. The marketing employees arrange for advertising events and prepare corporate literature for distribution to promote our products and services. By leveraging our technological expertise in new media marketing, we also target our potential customers through the social media application WeChat and our own Xin Platform.

Customers

During the years ended June 30, 2018 and 2017, 85.1% and 100% of our revenue was generated through our historical cybersecurity business under a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China, respectively.

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

We also generally compete with Dalian Aoyuan Electronic Co., Ltd. which offers cloud based calculation and related services as well as Zhongyuan Intelligence Technology Co., Ltd., which offers life recognition, internet, big data, smart office and security systems.

Intellectual Property

We currently hold a broad collection of intellectual property rights relating to certain aspects of our software and services. This includes patents, software copyrights and trademarks in China. Although we believe the ownership of such intellectual property rights is an important factor in our business and that our success does depend in part on such ownership, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.

As of the date of this report, we have obtained 20 copyright registrations in China for our software, including Shuhai Information Platform Internet Behavior Auditing Security Management System, Shuhai Information Micro Mall System, Shuhai Information Platform Micro Marketing System, Shuhai Media Advertising System, Shuhai Information Platform 3G Web Content Management System, Shuhai Information Platform SMS Platform System, Shuhai Information Platform Wireless Terminal Characteristic Collection Management System, Shuhai Safe Campus Security Management System v2.0, Shuhai Safe Campus Terminal – Security Management System v2.0, Shuhai Xin Platform Smart Elevator Detection Terminal Control System v2.0, Shuhai Xin Platform Smart Elevator Detect and Alarm Management Platform v2.0, Shuhai Xin Platform Smart Elevator Real Time Surveillance and Alarm Management Platform v2.0, Shuhai Xin Platform Smart Elevator Display Equipment Control System v2.0, Shuhai Xin Platform Intelligent Advertisement Placement System v.2.0, Shuhai Information Smart Safe Campus Management System v1.0, Shuhai Information Platform Security Management System (IOS Version) v2.2.1, Shuhai Information Platform Security Management System (Android Version) v2.2.1, Shuhai Information College Big-data Innovative Laboratory Platform v1.0, Shuhai Information Administrative Affairs Big-data Smart Decision-making Platform v1.0, and Shuhai Information Smart Campus Information Management Platform v1.0.

In addition, we have also obtained 3 patents in China. These patents relate to mobile device configuration based on different conditions, and a smart photo-taking assistance system on mobile devices.

We own the Chinese registered trademark for our Xin Platform.

Readers are advised that there may be patents issued or pending that are held by others and cover significant parts of our products or services, which may hinder our ability to obtain intellectual property protection for some of our products and services.

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

The primary governmental regulations applicable to our “Safe Campus” system are (i) Security Management Regulations on Kindergartens, Elementary Schools, Middle Schools and High Schools promulgated by the Ministry of Education which requires the school management to comply with its specific requirements; (ii) The Twelfth Five Year Plan of National Education XI promulgated by the Ministry of Education in 2012 urging schools to increase investment in key areas and weak links, and constantly improve school information, modernization, and enhance the development of education system; (iii) “Notice from the Ministry of Education and Other Nine Ministries and Commissions on Accelerating the Advancement of Educational Information on a Number of Key Work “ (Teaching [2012]); (iv) Ministry of Public Security, General Office of the Ministry of Public Security (2015) No. 168 “On the Issuance of Security Regulations of Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice” which allows the installation of electronic surveillance systems on campus; (v) Office of the State Council Education Steering Committee (National Education Supervision letter [2016] No. 22) “On the Implementation of the Campus Bullying Prevention Governance;” and (vi) “Opinions of the General Office of the State Council on Strengthening the Construction of Safety Risk Prevention and Control System for Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice ” (Guo Ban Fa [2017] No. 35).

The primary governmental regulations applicable to our “Smart Elevator” system is the “AQSIQ on the Promotion of Elevator Emergency Service Platform Construction Guidance” (State Quality Inspection [2014] No. 433) which requires the establishment of elevator emergency service platform.

Shuhai Beijing currently maintains the following licenses issued by the PRC government:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issuing by Beijing Municipal Bureau of Statistics;

●	Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee; and

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology.

Employees

As of the date of this report, we have a total of 51 full time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	2
Marketing and Sales	12
Research & Development	17
Human Resource	3
Finance & Accounting	3
Operations	6
Administrative	4
Legal	1
Capital Market Strategy	2
Corporate Strategy Planning	1
Total	51

Item 1A.	Risk Factors

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

Risks Relating to Our Business and Industry

We are an early stage company with a very limited operating history as a developer of Internet security solutions and products, new media advertising and data processing services. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a very limited operating history. Our operating entity, Shuhai Beijing, was formed in February 2015 and has yet to generate material revenues and it may not generate material revenue or any profit for the foreseeable future. We are still in the process of developing, marketing and expansion of our business. We expect that our new media advertising, micro marketing and big data processing services supported by our security solutions will be our core business and main revenue producing sectors in the future. We have limited experience and operating history in developing and marketing our products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the potential growth opportunities associated with our products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early and development stage company and have limited financial resources. We had cash balances of $1,031, 486 and $1,174,950 as of June 30, 2018 and June 30, 2017, respectively. We have generated revenues of $10,571 during the year ended June 30, 2018, and had a deficit of approximately $4,124,000 at June 30, 2018. Our independent registered public accounting firm included an explanatory paragraph in its audit opinion on our financial statements as of and for the year ended June 30, 2018 that states that our current financial position and losses from operations raise substantial doubt about our ability to continue as a going concern.

Our current resources and source of funds primarily consist of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated little revenues from our business, and our expenses will be accrued until sufficient financing is obtained or our shareholders loan us the necessary funds to pay for these expenses. No assurances can be given that we will be able to obtain funds from our shareholders or others to continue our operations. We may need to seek additional financing. The financing sought may be in the form of equity or debt financing or a combination of both from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern and the failure to do so could cause us to cease our operations.

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

Currently, we do not own or operate our manufacturing facilities but instead rely on a third party contractor to manufacturer our products, and we expect that we will continue to rely on existing and new contractual manufacturers for the foreseeable future. Such reliance could have adverse impact on the supply of our products and on our business and operating results:

●	Any financial problems of either contract manufacturers or component suppliers could either limit supply or increase costs;

●	Reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs; and

●	Industry consolidation occurring within one or more component supplier markets could limit supply or increase costs.

In addition, the following supply chain-related issues could adversely affect our customer relationship, operating results and financial condition:

●	a reduction or interruption in supply of one or more components;

●	a significant increase in the price of one or more components;

●	a failure to adequately authorize procurement of inventory by our contract manufacturers; and

●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

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

Because of the rapid introduction of new products and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be performance problems with Internet communications in the future, which could receive a high degree of publicity and visibility. Because Internet security equipment is our major product, our business, operating results and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

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

Our business requires significant levels of capital to finance the research and development of new products and service platforms that meet the constantly evolving industry standards and consumer demands. As such, we expect that we will need additional capital to fund our future growth. We currently primarily depend on loans and capital contributions from our founders, Ms. Zhixin Liu and Mr. Fu Liu, who currently serve as our only officers and directors. If cash from such available sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	investors’ perceptions of, and demand for, companies operating in China;

●	conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flows;

●	governmental regulation of foreign investment in China;

●	economic, political and other conditions in the United States, China and other countries; and

●	governmental policies relating to foreign currency borrowings.

The sale of additional equity securities would result in dilution of our existing shareholders. In addition, the incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict our operations. It is highly uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

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

Technologies change rapidly in the security solution, new media advertising, micro marketing and data processing industries with frequent new product and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional products and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to changes in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

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

We depend on contract manufacturers, and our production and products could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We rely on third party contract manufacturers to agreements provide manufacturing services for our products. If these services become unavailable, we would be required to identify and enter into agreements with a new contract manufacturers or take the manufacturing in-house. The loss of our contract manufacturers could significantly disrupt production as well as increase the cost of production. These changes could have a material adverse effect on our business and results of operations.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year ending June 30, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

All of our business is conducted through Shuhai Beijing, which currently is considered a VIE for accounting purposes, and we are considered the primary beneficiary, thus enabling us to consolidate our financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for reporting purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for reporting purposes.

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

If any of our PRC entities or their ownership structure or the contractual arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of our PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses;

●	discontinuing or restricting the operations;

●	imposing conditions or requirements with which the PRC entities may not be able to comply;

●	requiring us and our PRC entities to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from this offering to finance our business and operations in China; or

●	imposing fines.

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

As an offshore holding company of our PRC subsidiary, we may (i) make loans to our PRC subsidiary and affiliated entities, (ii) make additional capital contributions to our PRC subsidiary, (iii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, and (iv) acquire offshore entities with business operations in China in an offshore transaction. However, most of these uses are subject to PRC regulations and approvals. For example:

●	loans by us to our wholly-owned subsidiary in China, which is a foreign-invested enterprise, cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange of the PRC, or SAFE, or its local counterparts;

●	loans by us to our affiliated entities, which are domestic PRC entities, over a certain threshold must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts; and

●	capital contributions to our wholly-owned subsidiary must be approved by the MOFCOM or its local counterparts.

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

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely to us, materially disrupt our business.

Internet and technology companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property in Internet-related industries, particularly in China, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for Internet-related technologies, including seeking patent protection. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in China in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.

In particular, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, may be ordered to pay damages or fines, and may incur licensing fees or be forced to develop alternatives. We may incur substantial expense in defending against third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business by restricting or prohibiting our use of the intellectual property in question. Any intellectual property litigation could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Common Stock

Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our officers and directors collectively have over 78% beneficial ownership of our Company. This is particularly the case as our two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future.  In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Market visibility for our common stock may be limited; and

●	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

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

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;
●	actual or anticipated fluctuations in our quarterly operating results;
●	changes in financial estimates by securities research analysts;
●	negative publicity, studies or reports;
●	conditions in Chinese and global cybersecurity product markets;
●	our capability to match and compete with technology innovations in the industry;
●	changes in the economic performance or market valuations of other companies in the same industry;
●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;
●	addition or departure of key personnel;
●	fluctuations of exchange rates between RMB and the U.S. dollar; and
●	general economic or political conditions in or impacting China.

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

We currently do not own any real estate or land use rights. We lease office space of approximately 890 square meters from Beijing Changning Electromechanical Science & Technology Co. Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $5,167. The lease agreement expired on February 28, 2018, and we renewed the lease and extended the expiration date to February 28, 2019. We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2019, as amended on May 1, 2018. We pay an annual rent of approximately $3,112 for this space. We believe the rented space is sufficient for our current operations.

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

Quarter ended		HIGH	LOW
June 30, 2018	*	$18.00	$11.00
March 31, 2018		$7.50	$5.79
December 31, 2017		$7.20	$6.00
September 30, 2017		$6.00	$4.50
June 30, 2017		$6.05	$4.50

*On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018. The stock price in this quarter is presented on a post-split basis.

Holders

We had 427 holders of record of our common stock as of September 11, 2018.

Dividends

We do not anticipate paying dividends on our common stock at any time in the foreseeable future. We currently plans to retain earnings for the development and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our board of directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as our board of directors may deem relevant.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2018, our Board of Directors and majority stockholders adopted a 2018 Equity Incentive Plan, or the 2018 Plan, for our company to award up to a maximum of 4,000,000 shares of our common stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this report, but our Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

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

On October 29, 2015, the Company’s founder, Xingzhong Sun, sold all his 5,000,000 shares of common stock of the Company to Zhixin Liu. Following the transaction, Zhixin Liu and her father, Fu Liu, beneficially owned approximately 81.82% of the outstanding shares of our common stock. As of October 29, 2015, there were 55,000,000 (post-split) shares of common stock issued and outstanding, 45,000,000 of which were owned by Zhixin Liu and Fu Liu.

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

Following the reverse merger, we, through our consolidated subsidiaries, is in the business of developing and hope to provide Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

In January 2016, the Company secured a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China. Pursuant to the contract, the Company installed wireless internet terminal collection equipment and 3G wireless network cards, as well as provided training services related to the use of the equipment for a total contract price of RMB1,050,000 (approximately US$157,499). The project was accepted by the customer in the quarter ended December 31, 2016.

We recognized $9,034 and $131,757 of revenue in connection with the project during the years ended June 30, 2018 and 2017, respectively.

We believe that the increased demand for security equipment and related services in China, presents a great opportunity for the Company to establish and grow its business in the next twelve months.

Since 2017, we have focused on the development of “Safe Campus” program that uses the Company’s Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. As of the date of this report, the Company has signed agreements with 30 schools in ten provinces covering approximately 9000 students, to use the “Safe Campus” program. Pursuant to these agreements, the Company provides equipment such as smart student ID cards, PC terminals, RFID devices and relevant applications and software to the schools for free. In return, the Company has the right to post advertisements, operate an online shopping space and collect the data stored on the equipment and the platform. All the equipment is allowed to be used solely for the Company’s designed purpose. The terms of the agreements vary from school to school. The Company has begun to implement its system as well as to further introduce this program to more schools. With the increase in user base, the Company hopes to generate revenue from sales of advertisements via its program.

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

T-days service fee = annual rate (0.12%) × the amount of the financial products the platform users maintain as of day (T-1) × net value of the financial product ÷ 365

The Minsheng Agreement has a term of two years and can be automatically extended one more year if neither party terminates the Minsheng Agreement within the last month of the two-year term.

On March 19, 2018, we entered into agency agreements with seven shareholders. Pursuant to the agreement, these shareholders are authorized as agents to market the Xin Platform APP in specific area of China. Each agent is required to pay a Xin Platform APP usage fee of $750 and deposit $750 in financial products offered by China Minsheng Bank via the Xin Platform APP. Each agent will receive an $8 reward if a customer applied for a credit card of China Minsheng Bank via the Xin Platform APP.

On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,846. All shares and per share amounts in this report have been retroactively adjusted to give effect to this reverse stock split.

Results of Operations

Years Ended June 30, 2018 and 2017

Revenue

We recognized $10,571 of revenue during year ended June 30, 2018, as compared to $140,774 for the year ended June 30, 2017, of which $131,757 was from the government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China and $9,017 was from the service rendered to the Daqing project. During 2017, we suspended our marketing efforts on the cybersecurity program in order to focus our resources on the “Safe Campus” and “Smart Elevator” programs. As such, until we decide to resume our marketing efforts for the cyber security program, it is unlikely for us to secure additional government procurement contracts or generate additional revenues under this program.

Cost of Goods and Gross Profit

We recorded $4,819 and $85,397 of cost of goods sold for the years ended June 30, 2018 and 2017, respectively.

We had gross profit of $5,752 and $55,377 for the years ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $172,029 and $151,600 for the years ended June 30, 2018 and 2017, respectively.

General and administrative expenses were $1,133,534 and $953,767 for the years ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase in salaries since the Company hired more employees to work on the “Safe Campus” and “Smart Elevator” programs.

We incurred research and development expenses of $361,616 and $203,600 during years ended June 30, 2018 and 2017, respectively to advance our “Safe Campus” and “Smart Elevator” programs.

Net Loss

As a result of the foregoing, we generated net losses of $1,604,141 and $1,193,216 for the years ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. Based on our current cash level and management’s forecast of operating cash flows, we expect to be able to fund our operations with our currently available resources until December 2018 and need to raise another RMB 50 to 80 million (approximately U.S. $8.5 million to U.S. $12 million) to fund our operations from January 2019 to June 2019.

Due to our negative cash flow from operating activities since inception, there is substantial doubt about our ability to continue as a going concern. The Company’s management recognizes that we must generate sales and obtain additional financial resources to continue to develop operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company expects to generate revenue during the year ending June 30, 2019, which will be used to fund its operations. In addition, the Company intends to raise additional funds through debt increases and/or equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

As of June 30, 2018, we had a working capital of $1,044,432. Our current assets on June 30, 2018 were $1,235,276 primarily consisting of cash of $1,031,486, inventory of $75,910 and prepaid expenses and other current assets of $127,880. Our current liabilities were primarily composed of accounts payable of $13,503, accrued expenses and other payables of $150,283 and loans payable to a shareholder of $27,058.

Cash Flow from Operating Activities

Net cash used in operating activities was $1,484,730 during the year ended June 30, 2018, which consisted of our net loss of $1,604,141, offset by depreciation and amortization of $32,694, expenses paid by our president of $9,000, a change of accounts receivable of $225, a change of inventory of $27,195, a change of prepaid expenses and other current assets of $31,660, and a change of accrued expenses and other payables of $81,958.

Net cash used in operating activities was $1,061,538 during the year ended June 30, 2017, which consisted of our net loss of $1,193,216, offset by depreciation and amortization of $50,097, expenses paid by our president of $88,496, a change of accounts receivable of $221, a change in project in progress of $213,321, a change in inventory of $90,122, a change of prepaid expenses and other current assets of $1,479, a change of accrued expenses and other payables of $51,609, and a decrease of accounts payable of $180,023.

Cash Flow from Investing Activities

Cash used in investing activities totaled $27,454 for the year ended June 30, 2018, which primarily related to cash paid for the acquisition of office furniture, equipment and patent.

Net cash used in investing activities totaled $10,676 for the year ended June 30, 2017, which primarily related to cash paid for the acquisition of intangible assets and office equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,235,870 during the year ended June 30, 2018, which primarily consisted of payment of a shareholder loan, net of $123,850, the net proceeds from issuance of the Company’s common stock of $2,118,525 offset by advance for issuance of common stock of $686,397 received in the previous period and deferred registration costs of $72,408.

Net cash provided by financing activities was $2,227,905 during the year ended June 30, 2017, which primarily consisted of payment of a shareholder loan, net of $131,660, the proceeds from issuance of the Company’s common stock of $1,687,740 and an advance received for issuance of common stock of $671,825.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of June 30, 2018, our internal control over financial reporting was not effective due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in the fiscal year ending June 30, 2019 to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. As of August 2018, we have identified a Chief Financial Officer candidate whose service will begin upon the closing of our contemplated public offering pursuant to a Registration Statement on Form S-1 originally filed with the SEC on December 5, 2017. In addition, we have adopted internal control policies, including but not limited to a cash flow control policy, review of the accounting professional’s duties and responsibilities handbook, a travel allowance policy, a budget approval process, a reimbursement policy, a receivable policies, an asset control policy, an internal auditing policy and a cost accounting policy.

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

The Board and Committees

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board as a whole. Presently, we are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future as we prepare to list on a national securities exchange. If we are successful in listing our common stock on the NYSE or NASDAQ, we would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for such listing and in compliance with Rule 10A-3 of the Exchange Act.

Directors Independence

Our board of directors has determined that it does not presently have a member that is “independent” as the term is defined under the Exchange Act.

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

The following table provides disclosure concerning all compensation paid for services to the Company in all capacities for our fiscal years ended June 30, 2018 and 2017 for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

Ms. Zhixin Liu	2018	$27,642	—	—	—	—	$27,642
Chairman, CEO, President, Interim-CFO, Secretary and Treasurer	2017	$27,642 (1)	—	—	—	—	$27,642

(1)	Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal year 2018 and 2017.

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2018.

Employment Agreements

The Company does not have any written employment agreement with its officer other than the agreement described below.

Employment Contract – Zhixin Liu

We had entered into an employment agreement with Ms. Zhixin Liu on February 11, 2018, pursuant to which she serves as our Chief Executive Officer until February 10, 2021 and receives a base monthly salary of RMB 20,000 (approximately $3,011). Ms. Liu is also eligible to receive bonuses, transport allowances and housing allowances. The entire package for Ms. Liu is for annual compensation of RMB 600,000 (approximately $90,340). The employment agreement and its amendment may be terminated in accordance with the provisions of PRC Labor Law. The employment agreement also contains other customary terms under PRC law.

Equity Compensation Plan Information

On August 22, 2018, our Board of Directors and majority stockholders adopted a 2018 Equity Incentive Plan, or the 2018 Plan, for our company to award up to a maximum of 4,000,000 shares of our common stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this report, but our Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

The following paragraphs describe the principal terms of the 2018 Plan.

Types of Awards. The 2018 Plan permits the awards of options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards and/or performance compensation awards.

Plan Administration. Our Board of Directors or a committee appointed by our Board of Directors will administer the 2018 Plan. Such plan administrator will determine the participants to receive awards, the type and number of awards to be granted to each participant, and the terms and conditions of each grant.

Award Agreement. Awards granted under the 2018 Plan are evidenced by an award agreement that sets forth the terms, conditions and limitations for each award, which may include the term of the award, the provisions applicable in the event of the grantee’s employment or service terminates, and our authority to unilaterally or bilaterally amend, modify, suspend, cancel or rescind the award.

Eligibility. We may grant awards to our employees, directors and consultants or prospective employees, directors, officers, consultants or advisors who have accepted offers of employment or consultancy from our company or our affiliates.

Exercise of Options. The plan administrator determines the expiration date of each award. However, the term of any award may not exceed ten years from the date of a grant. If any such award is not exercised prior to expiration, the award will be deemed forfeited.

Transfer Restrictions. Awards may not be transferred in any manner by the recipient other than by will or the laws of descent and distribution, except as otherwise provided by the plan administrator.

Amendment and Termination of the 2018 Plan.  Our Board of Directors has the authority to amend, alter, suspend, discontinue, or terminate the plan. However, no such action may adversely affect in any material way any awards previously granted unless agreed by the recipient.

Director Compensation

We did not compensate our directors for their services as members of our board of directors during the year ended June 30, 2018. Directors are generally reimbursed for their reasonable out-of-pocket expenses incurred when attending board or committee meetings. We do not currently have an established plan or policy with regard to compensation of members of our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 10, 2018 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% Stockholder
Zhixin Liu	9,583,335	50.0%
Fu Liu	5,416,668	28.3%
Directors and Executive Officers:
Zhixin Liu	9,583,335	50.0%
Fu Liu	5,416,668	28.3%
All officers and directors as a group (two persons)	15,000,003	78.6%

(1)	Applicable percentage of ownership is based on 19,170,846 shares of common stock outstanding as of September 11, 2018, together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.
(2)	Unless otherwise indicated, the address for the shareholders is 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, People’s Republic of China, 215200.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On May 26, 2015, pursuant to the terms of a stock purchase agreement, Zhixin Liu, our President and Chief Executive Officer, purchased 20,000,000 shares, or 57.14% of our issued and outstanding common stock from Xingzhong Sun, who was our sole officer, director and majority shareholder at the time of the transaction. As part of the transaction, Ms. Liu was elected as our Chairman of the Board.

Ms. Liu has paid certain operating expenses on behalf of us for product research and development, market expansion and general operation. As of June 30, 2018 and June 30, 2017, the amounts due to the President were $27,058 and $129,874, respectively. These amounts are interest-free, unsecured and due on demand. We have not received any demand for payments.

On January 1, 2016, Ms. Liu entered into a car rental agreement with us. Pursuant to the agreement, we rent a car from Ms. Liu for a monthly rent of approximately $764. The agreement expired on December 31, 2016 but was extended by the parties to December 31, 2018. The rent paid under this agreement was $9,000 and $8,808 for the years ended June 30, 2018 and 2017 respectively.

On November 11, 2017, we bought a used car for $3,054 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

In April 2017, we entered into an apartment rental agreement with our President. Pursuant to the agreement, we rent an apartment from our President with an annual rent of approximately $3,054. The agreement was renewed and the term was extended to April 30, 2019. On March 19, 2018, we entered into agency agreements with seven stockholders of our company. Pursuant to the agreement, such stockholders are authorized as agents to market our Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $764 and deposit $764 in financial products offered by China Minsheng Bank via Xin Platform APP. Each agent will receive $8 for each customer that applies for a credit card of China Minsheng Bank via Xin Platform APP.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm Wei, Wei & Co., LLP, during the fiscal year ended June 30, 2018 and 2017 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2018	2017
Audit Fees	$25,000	$18,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$25,000	$18,000

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2018 and 2017 is compatible with and did not impair their independence.

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

(3)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016

10.6	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.7	Form of Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 23, 2016.
10.8	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.
10.9	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.12	Employment Agreement, dated February 11, 2018 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.
10.13	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Corp. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.

10.14*	The 2018 Equity Incentive Plan of Datasea Inc.
21.1	Subsidiaries of the Company.
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 13, 2018	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	President, Chief Executive Officer (principal executive officer), Interim Chief Financial Officer	September 13, 2018
Zhixin Liu	(principal accounting and financial officer) and Chairman

/s/ Fu Liu	Director	September 13, 2018
Fu Liu

DATASEA INC.

 CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Datasea, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Datasea, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations, change in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that Datasea, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has reported net losses of approximately $1,604,000 and $1,193,000 for the years ended June 30, 2018 and 2017 respectively. At June 30, 2018, the Company has deficit of $4,124,947. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

September 13, 2018

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017

ASSETS
Current Assets
Cash	$1,031,486	$1,174,950
Accounts receivable	—	221
Inventory	75,910	101,300
Prepaid expenses and other current assets	127,880	94,439
Total Current Assets	1,235,276	1,370,910

Property and equipment, net	55,270	59,286
Intangible assets, net	13,887	13,783
Deferred registration costs	72,532	—
Total Assets	$1,376,965	$1,443,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,503	$13,261
Accrued expenses and other payables	150,283	66,975
Advance for sale of common stock	—	675,235
Loan payable-shareholder	27,058	129,874
Total Current Liabilities	190,844	885,345

Stockholders’ Equity

Common stock, $0.001 par value, 125,000,000 shares authorized, 19,170,846 and 18,870,327 shares issued and outstanding at June 30, 2018 and 2017, respectively	19,171	18,870
Additional paid-in capital	5,121,102	3,002,878
Accumulated comprehensive income	170,795	57,692
Deficit	(4,124,947)	(2,520,806)
Total Stockholders’ Equity	1,186,121	558,634

Total Liabilities and Stockholders’ Equity	$1,376,965	$1,443,979

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	June 30, 2018	June 30, 2017

Revenues	$10,571	$140,774
Cost of goods sold	4,819	85,397
Gross profit	5,752	55,377

Operating expenses
Selling expenses	172,029	151,600
General and administrative expenses	1,133,534	953,767
R & D expenses	361,616	203,600
Total operating expenses	1,667,179	1,308,967

Loss from operations	(1,661,427)	(1,253,590)

Other income
Other income, net	57,560	59,368
Interest expense	(274)	1,006
Total other income(expense)	57,286	60,374

Net loss	(1,604,141)	(1,193,216)
Other comprehensive loss
Foreign currency translation adjustment	113,103	63,551
Total comprehensive loss	$(1,491,038)	$(1,129,665)

Net loss per share
Basic and diluted	$(0.08)	$(0.06)

Weighted average shares outstanding
Basic and dulited	19,130,098	18,596,678

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Par Value	Additional Paid in Capital	Deficit	Accumulated Other Comprehensive (Loss)Income	Total Stockholders’ Equity
Balance at June 30, 2016	18,462,680	$18,462	$1,315,546	$(1,327,590)	$(5,859)	$559
Issuance of common stock	407,666	408	1,687,332	—	—	1,687,740
Net loss	—	—	—	(1,193,216)	—	(1,193,216)
Foreign currency translation gain	—	—	—	—	63,551	63,551
Balance at June 30, 2017	18,870,346	18,870	3,002,878	-2,520,806	57,692	558,634
Issuance of common stock	300,500	301	2,118,224			2,118,525
Net loss	—	—	—	(1,604,141)	—	(1,604,141)
Foreign currency translation gain	—	—	—	—	113,103	113,103
Balance at June 30, 2018	19,170,846	$19,171	$5,121,102	$(4,124,947)	$170,795	$1,186,121

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(1,604,141)	$(1,193,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,694	50,097
Expenses paid by president	9,000	88,496
Changes in current assets and current liabilities:
Accounts receivable	225	(221)
Project in progress	—	213,321
Inventory	27,195	(90,122)
Prepaid expenses and other current assets	(31,660)	(1,479)
Accounts payable	—	(180,023)
Accrued expenses and other payables	81,958	51,609
Net cash (used in) operating activities	(1,484,730)	(1,061,538)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(27,454)	(10,676)
Net cash (used in) investing activities	(27,454)	(10,676)

Cash flows from financing activities:
(Payment) of loan payable - shareholder, net	(123,850)	(131,660)
Net proceeds from issuance of common stock	1,432,128	1,687,740
(Payment)deferred registration costs	(72,408)	—
Advances for issuance of common stock	—	671,825
Net cash provided by financing activities	1,235,870	2,227,905

Effect of exchange rate changes on cash	132,850	7,457

Net (decrease)increase in cash	(143,464)	1,163,148

Cash – beginning of year	1,174,950	11,802

Cash – ending of year	$1,031,486	$1,174,950

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing activity:
Expenses paid by president	$9,000	$88,496

See accompanying notes to the consolidated financial statements

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 20,000,000 shares of his common stock of the Company (the “Common Stock”) to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 5,000,000 shares of Common Stock of the Company to Ms. Liu.

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

On May 1, 2018, the Company had a 1 of 3 reverse stock split decreasing the shares outstanding from 57,511,711 to 19,170,846. The consolidated financial statements have been retroactively adjusted to reflect the reverse split.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE is engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has generated losses of ($1,604,141) and ($1,193,216) during the years ended June 30, 2018 and 2017, has a deficit of approximately ($4,124,000) and ($2,521,000) at June 30, 2018 and 2017, and continues to incur significant losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects healthy growth in its business. The Company’s management intends to raise additional financing through debt and/or equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its initial phases. However, no assurance can be given that the Company will be successful in raising additional capital or obtaining financing on acceptable terms and ultimately achieving profitable operations to sustain the Company.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that may be pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2018 and 2017, the Company has no contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of June 30, 2018 and 2017.

Inventory

Inventory, principally purchased routers used in installations and electronic student cards, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were no allowances for inventory as of June 30, 2018 and 2017.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred REGISTRATION Costs

The Company defers certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred registration costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred registration costs will be charged to operating expenses in the statement of operations at such time. The Company had deferred registration costs of $72,532 as of June 30, 2018.

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

Intangible assets include licenses and certificates and are amortized over their useful life of ten years.

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

The carrying value of cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, advances for issuance of common stock and loan payable-shareholder, approximate their fair values due to their short maturities.

As of June 30, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Revenue Recognition

The Company recognizes revenues from professional services contracts. Customers are billed, according to individual agreements. Revenues from professional services are recognized on a completed-contract basis, in accordance with ASC Topic 605, Under the completed-contract basis, contract costs are recorded to projects in process and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and final acceptance has been received from the customer. Corporate general and administrative expenses are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as incurred. For uncompleted contracts, the deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified under current assets as costs in excess of billings on uncompleted contracts. The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

During the years ended June 30, 2018 and 2017, one customer accounted for 85.1% and 100% of the Company’s total sales, respectively.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting years.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the years ended June 30, 2018 and 2017, the Company incurred research and development expenses of $361,616 and $203,600, respectively.

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

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollars (“USD”) The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported in other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the foreign currency transactions are reflected in the statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into a new long-term lease.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4 – deferred financing costs

The Company incurred and deferred registration costs of $72,532 as of June 30, 2018. Such costs consist of professional fees associated with the Company’s proposed public offering of Common Stock.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2018	June 30, 2017
Office furniture and fixtures	$71,027	$58,064
Office equipment	55,041	40,248
Subtotal	126,068	98,312
Less: Accumulated depreciation	70,798	39,026
Total	$55,270	$59,286

Depreciation expense for the years ended June 30, 2018 and 2017 were $31,007 and $48,626, respectively.

NOTE 6 –intangible assets

Intangible assets are summarized as follows:

	June 30, 2018	June 30, 2017
Software registration rights	$4,929	$4,508
Patent	1,203	—
Value-added telecommunications business license	12,049	11,833
Subtotal	18,181	16,341
Less: Accumulated depreciation	4,294	2,558
Total	$13,887	$13,783

Amortization expense for the years ended June 30, 2018 and 2017 were $1,687 and $1,471, respectively.

DATASEA INC.

Notes to Consolidated Financial Statements

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2018	June 30, 2017
Security deposit	$55,156	$54,830
Prepaid expenses and advances	65,769	32,471
Others	6,955	7,138
Total	$127,880	$94,439

Note 8 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	June 30, 2018	June 30, 2017
Deposit	$31,493	$30,515
Salaries and other payables	115,785	36,460
Advances from customers	3,005	—
Total	$150,283	$66,975

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of June 30, 2018 and 2017, the amounts due to the President were $27,059 and $129,874, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payments.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the President for a monthly rent of approximately $750. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2018. The rent paid under this agreement was $9,000 and $8,808 for the years ended June 30, 2018 and 2017 respectively.

On November 11, 2017, the Company bought a second-hand car for $3,000 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the president with an annual rent of approximately $3,000. The agreement was renewed and the term was extended to April 30, 2019.

On March 19, 2018, The Company entered into agency agreements with seven shareholders. Pursuant to the agreement, shareholders are authorized as agents to market Xin Platform APP in a specific area of China. Each agent is required to pay a Xin Platform APP usage fee of $750 and deposit $750 in financial product of China Minsheng Bank system via Xin Platform APP. Each agent will receive $8 if a customer applied for a credit card of China Minsheng Bank via Xin Platform APP.

DATASEA INC.

Notes to Consolidated Financial Statements

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the years ended June 30, 2018 and 2017 as the US entity incurred losses.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. However, this one-time transition tax has no effect on the Company’s income tax expense as the Company has no undistributed foreign earnings prior to June 30, 2018, as the Company has cumulative foreign losses as of June 30, 2018.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the years ended June 30, 2018 and 2017, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company has net operating losses (“NOL”) of approximately $1,604,000 and $1,193,000 during years ended June 30, 2018 and 2017 respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation allowance as of June 30, 2018 and 2017 and no deferred tax asset benefit has been recorded.

The reconciliation of income tax expense (benefit) at the PRC statutory rate of 21% to the Company’s effective tax is as follows:

	Year Ended June 30,
	2018	2017

PRC Statutory rate	$(401,036)	$(298,305)
Change in valuation allowance	401,036	298,305
Effective tax	$—	$—

The provisions for income taxes are summarized as follows:

	Year ended June 30, 2018	Year ended June 30, 2017
Current	$—	$—
Deferred	401,036	298,305
Change in valuation allowance	(401,036)	(298,305)
Total	$—	$—

The valuation allowance increased by $401,036 and $298,305 for the years ended June 30, 2018 and 2017, respectively.

The Company’s net deferred tax asset as of June 30, 2018 and June 30, 2017 is as follows:

	June 30, 2018	June 30, 2017
Deferred tax asset	$986,095	$585,059
Valuation allowance	(986,095)	(585,059)
Net deferred tax asset	$—	$—

For United States Income tax reporting purposes, the six months ended June 30, 2015 and the years ending June 30, 2017 and 2016 remain open and subject to audit.

As of June 30, 2018, the tax years ended June 30, 2015 through June 30, 2017 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities. As of June 30, 2018, the tax years ended June 30, 2015 through June 30, 2017 for the Company’s PRC subsidiaries remain open for statutory examination by PRC tax authorities.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 11 – Commiments

Lease Agreement

In December 2017, the Company renewed the one-year operating lease agreement. The lease will expire on February 28, 2019 and has a monthly rent of RMB 35,192 (or approximately $5,279). Future rental payment due under the lease is RMB 281,536 or approximately $42,230).

Rent expense for the years ended June 30, 2018 and 2017 was $63,345 and $63,790, respectively.

In December 2017, the Company renewed the one-year property management contract. The contract will expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately $10,558). Future management fees due under the contract are RMB 563,072 (or approximately $84,460).

NOTE 12 – SUBSEQUENT EVENTS

On August 22, 2018, the Company’s Board of Directors and majority stockholders adopted a 2018 Equity Incentive Plan, or the 2018 Plan, for the Company to award up to a maximum of 4,000,000 shares of their common stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of their business. No awards have been granted under the 2018 Plan as of the date of this report, but the Company’s Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to their officers and directors.