Form 10-Q
period 2018-09-30
DATASEA INC.
filed 2018-11-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018, 19,170,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2018 and 2017

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$832,078	$1,031,486
Inventory	73,575	75,910
Prepaid expenses and other current assets	118,440	127,880
Total Current Assets	1,024,093	1,235,276

Property and equipment, net	47,066	55,270
Intangible assets, net	27,316	13,887
Deferred registration costs	70,301	72,532
Total Assets	$1,168,776	$1,376,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,089	$13,503
Accrued expenses and other payables	64,987	150,283
Loan payable-shareholder	—	27,058
Total Current Liabilities	78,076	190,844

Stockholders’ Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 19,254,846 and 19,170,846 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	19,255	19,171
Additional paid-in capital	5,365,683	5,121,102
Accumulated comprehensive income	202,368	170,795
Deficit	(4,496,606)	(4,124,947)
Total Stockholders’ Equity	1,090,700	1,186,121

Total Liabilities and Stockholders’ Equity	$1,168,776	$1,376,965

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017

Revenues	$—	$8,994
Cost of goods sold	7,434	21
Gross (loss)profit	(7,434)	8,973

Operating expenses:
Selling expenses	76,879	34,379
General and administrative expenses	226,571	312,552
R&D expenses	62,771	94,560
Total operating expenses:	366,221	441,491

Loss from operations	(373,655)	(432,518)

Other income :
Other (expense) income, net	(3,925)	23,981
Interest income	5,921	—
Total other income	1,996	23,981

Net loss	(371,659)	(408,537)
Other comprehensive loss
Foreign currency translation adjustment	31,573	164,563
Total comprehensive loss	$(340,086)	$(243,974)

Net loss per share
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	19,171,759	19,009,002

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	(Loss)Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	$(2,520,806)	$57,692	$558,634
Issuance of common stock	300,500	301	2,118,224	—	—	2,118,525
Net loss	—	—	—	(1,604,141)	—	(1,604,141)
Foreign currency translation gain	—	—	—	—	113,103	113,103
Balance at June 30, 2018	19,170,846	19,171	5,121,102	-4,124,947	170,795	$1,186,121
Issuance of common stock	84,000	84	244,581	—		244,665
Net loss	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	31,573	31,573
Balance at September 30, 2018(Unaudited)	19,254,846	$19,255	$5,365,683	$(4,124,947)	$202,368	$1,462,359

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net loss	$(371,659)	$(408,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,162	7,084
Changes in current assets and current liabilities:
Accounts receivable	—	225
Prepaid expenses and other current assets	5,556	(70,155)
Accrued expenses and other payables	(81,449)	12,521
Net cash used in operating activities	(435,390)	(458,861)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(19,584)	(4,753)

Net cash used in investing activities	(19,584)	(4,753)

Cash flows from financing activities:
Proceeds(Payment) of loan payable - shareholder, net	(26,471)	2,249
Net proceeds from issuance of common stock	246,944	1,432,550
Net cash provided by financing activities	220,473	1,434,799

Effect of exchange rate changes on cash	35,092	174,075

Net (decrease)increase in cash	(199,408)	1,145,260

Cash – beginning of period	1,031,486	1,174,950

Cash – ending of period	$832,078	$2,320,210

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to the consolidated financial statements

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK), its consolidated subsidiaries and the VIE.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated revenues of $0 during three months ended September 30, 2018, has a deficit of approximately $4,497,000 at September 30, 2018, and continues to incur significant losses since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects healthy growth in its business. The Company’s management intends to raise additional financing through debt and/or equity financing or through other means that it deems necessary, with a view to moving forward to commence and sustaining prolonged growth in its initial phases and continually achieve profitable operations. However, no assurance can be given that the Company will be successful in raising additional capital or obtaining financing and ultimately achieving profitable operations to sustain the Company.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2018. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending June 30, 2019.

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of Shuhai Beijing, its VIE. ASC 810 requires a VIE to be consolidated if the reporting entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. A VIE is an entity in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de-facto agents, have the unilateral ability to exercise those rights. Shuhai Beijing’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

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

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our unaudited condensed consolidated financial statements.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2018 and June 30, 2018, the Company has no contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of September 30, 2018 and June 30, 2018.

Inventory

Inventory, comprised principally of products purchased that are comprised of routers used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory amounts are reported net of such allowances. There were no allowances for inventory as of September 30, 2018 and June 30, 2018.

Deferred REGISTRATION Costs

The Company has capitalized certain legal, accounting and other third-party fees that are directly associated with its in-process registered equity financing as deferred registration cost until such financing is consummated. After consummation of such equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing for which those costs relate no longer be considered probable of being consummated, all deferred registration costs will be charged to operating expenses in the statement of operations at such time. The Company incurred and deferred registration costs of $70,301 and $72,532 as of September 30, 2018 and June 30, 2018, respectively.

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

Leasehold improvements are depreciated utilizing the straight-line method over the shorter of their estimated useful lives or remaining lease term.

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

Intangible assets include licenses and certificates and are amortized over their useful life of five to ten years.

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

The carrying value of cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, and loan payable-shareholder, approximate their fair values due to their short maturities.

As of September 30, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Revenue Recognition

The Company recognizes revenues from professional services contracts. Customers are billed, according to individual agreements. Revenues from professional services are recognized on a completed-contract basis, in accordance with ASC Topic 605. Under the completed-contract basis, contract costs are recorded to projects in process and billings and/or cash received are recorded to a deferred revenue liability account during the periods of construction. Costs include direct material, direct labor and subcontract labor. All revenues, costs, and profits are recognized in operations upon completion of the contract. A contract is considered completed when all costs except insignificant items have been incurred and final acceptance has been received from the customer. Corporate general and administrative expenses are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as incurred. For uncompleted contracts, the deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified under current assets as costs in excess of billings on uncompleted contracts. The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivable.

During the three months ended September 30, 2018, the Company generated no revenue.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three months ended September 30, 2018 and 2017, the Company incurred research and development expenses of $62,771 and $94,560, respectively.

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

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2018	June 30, 2018
Office furniture and fixtures	$71,754	$71,027
Office equipment	55,271	55,041
Subtotal	127,025	126,068
Less: Accumulated depreciation	79,959	70,798
Total	$47,066	$55,270

Depreciation expense for the three months ended September 30, 2018 and 2017 was $11,445 and $6,669 respectively.

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	September 30, 2018	June 30, 2018
Software registration right	$5,223	$4,929
Patent	15,287	1,203
Value-added telecommunications business license	11,678	12,049
Subtotal	32,188	18,181
Less: Accumulated depreciation	4,872	4,294
Total	$27,316	$13,887

Amortization expense for the three months ended March 31, 2018 and 2017 were $717 and $415, respectively.

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	June 30, 2018
Security deposit	$53,459	$55,156
Prepaid expenses and advances	64,551	65,769
Others	430	6,955
Total	$118,440	$127,880

Note 7 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	September 30, 2018	June 30, 2018
Deposit	$30,525	$31,493
Salary payable and other payable	31,549	115,785
Advances from customers	2,913	3,005
Total	$64,987	$150,283

Note 8 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of September 30, 2018 and June 30, 2018, the amounts due to the President were $35,110 and $27,058, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payment.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $735. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2018.

The rent paid under this agreement was $2,205 and $2,253 for the three months ended September 30, 2018 and 2017 respectively.

On November 11, 2017, the Company bought a used car for $3,054 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s president with an annual rent of approximately $2,940. The agreement was renewed and the term was extended to April 30, 2019.

On March 19, 2018, The Company entered into agency agreements with seven shareholders. Pursuant to the agreement, shareholders are authorized as agents to market the Xin Platform APP in specific area of China. Each agent is required to pay a Xin Platform APP usage fee of $735 and deposit $735 in financial product of China Minsheng Bank system via Xin Platform APP. Each agent will receive $8 reward if a customer applies a credit card of China Minsheng Bank via Xin Platform APP.

Note 9 – COMMON STOCK

On May 1, 2018, the Company affected the 1 for 3 reverse stock split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 57,511,771 to 19,170,846 These statements have been retroactively adjusted to reflect this reverse split.

On August 22, 2018, the Company’s Board of Directors and majority stockholders adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) under which the Company may award up to a maximum of 4,000,000 shares of its Common Stock to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of its business. No awards have been granted under the 2018 Plan, but the Company’s Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to its officers and directors of the Company.

During the three months ended September 30, 2018, the Company sold 84,000 shares of Common Stock to third party investors at RMB 20 (approximately $2.94) per share and received proceeds of RMB 1,680,000 (approximately $246,946).

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the three months ended September 30, 2018 and 2017 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three months ended September 30, 2018 and 2017, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company has net operating losses(“NOL”) amounting to approximately $371,659 and $408,537 during three months ended September 30, 2018 and 2017 respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation as of September 30, 2018 and 2017 and no deferred tax asset benefit has been recorded.

The provisions for income taxes is summarized as follows:

	Three Months ended September 30, 2018	Three Months ended September 30, 2017
Current	$—	$—
Deferred	92,915	102,135
Increase in valuation allowance	(92,915)	(102,135)
Total	$—	$—

The valuation allowance increased by $92,915 and $102,135 for the three months ended March 31, 2018 and 2017, respectively.

The Company’s net deferred tax asset as of September 30, 2018 and June 30, 2018 is as follows:

	September 30, 2018	June 30, 2018
Deferred tax asset	$1,079,010	$986,095
Valuation allowance	(1,079,010)	(986,095)
Net deferred tax asset	$—	$—

NOTE 11 – Commiments

Lease Agreement

In December 2017, the Company renewed the one-year operating lease agreement. The lease will expire on February 28, 2019 and has a monthly rent of RMB 35,192 (or approximately $5,173). Future rental payment due under the lease is RMB 281,536(or approximately $41,383).

Rent expense for the three months ended September 30, 2018 and 2017 was $15,519 and $15,828, respectively.

In December 2017, the Company renewed the one-year property management contract. The contract will expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately $10,346). Future management fee due under the contract is RMB563,072 (or approximately $82,766).

NOTE 12 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through November 14, 2018, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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

Overview

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed our name to the current name on May 27, 2015 by amending our articles of incorporation.

On October 29, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 20,000,000 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK), its consolidated subsidiaries and the VIE.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 81.82% of the outstanding shares of Common Stock of the Company. As of October 29, 2015, there were 55,000,000 shares of Common Stock issued and outstanding, 45,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

Following the reverse merger, we, through our consolidated subsidiaries, are in the business of developing and hope to provide Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

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

We recognized $0 and $8,994 of revenue from the services rendered to the Daqing project during the three months ended September 30, 2018 and 2017, respectively.

We believe that the increased demand for security equipment and related services in China presents an attractive opportunity for the Company to establish and grow its business in the next twelve months.

Since 2017, we have focused on the development of our “Safe Campus” program that uses the Company’s Xin Platform to provide teachers, students and families with comprehensive campus information, student safety management and integrated education information. As of the date of this report, the Company has signed agreements with 30 schools in ten provinces covering approximately 9000 students, to use the “Safe Campus” program. Pursuant to these agreements, the Company provides equipment such as smart student ID cards, PC terminals, RFID devices and relevant applications and software to the schools for free. In return, the Company has the right to post advertisements, operate an online shopping space and collect the data stored on the equipment and the platform. All the equipment is allowed to be used solely for the Company’s designed purpose. The terms of the agreements vary from school to school. The Company has begun to implement its system as well as to further introduce this program to more schools. With the increase in user base, the Company hopes to generate revenue from sales of advertisements via its program.

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

On March 19, 2018, we entered into agency agreements with seven shareholders. Pursuant to the agreement, these shareholders are authorized as agents to market the Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $735 and deposit $735 in financial products offered by China Minsheng Bank via the Xin Platform APP. Each agent will receive an $8 reward if a customer appliefor a credit card of China Minsheng Bank via the Xin Platform APP.

On April 12, 2018, our board of directors (“Board”) and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,846. All shares and per share amounts in this report have been retroactively adjusted to give effect to this reverse stock split.

On August 22, 2018, our Board and majority stockholders adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) under which we may award up to a maximum of 4,000,000 shares of our common stock to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this Report, but our Board or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenue

We did not generate any revenue during three months ended September 30, 2018, as compared to $8,994 of revenue from the services rendered to the Daqing project for the three months ended September 30, 2017. During 2017, we suspended our marketing efforts on the cybersecurity program in order to focus our resources on the “Safe Campus” and “Smart Elevator” programs. As such, until we decide to resume our marketing efforts for the cyber security program, it is unlikely for us to secure additional government procurement contracts or generate additional revenues under this program.

Cost of Goods and Gross Profit

We recorded $7,434 and $21 of cost of goods sold for the three months ended September 30, 2018 and 2017, respectively.

We had gross deficit of $7,434 and gross profit of $8,973 for the three months ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $76,879 and $34,379 for the three months ended September 30, 2018 and 2017, respectively. The increase in selling expense during three months ended September 30, 2018 was primarily due to increase in salaries since the Company hire more employees to market the Company’s products.

For the three months ended September 30, 2018 and 2017, general and administrative expenses were $226,571 and $312,552 that was primarily due to an increase in salaries since the Company hired more employees to work on the “Safe Campus” and “Smart Elevator” programs during the three months ended September 30, 2017.

We incurred research and development expenses of $62,771 and $94,560 during three months ended September 30, 2018 and 2017, respectively to advance our “Safe Campus” and “Smart Elevator” programs.

Net Loss

As a result of the foregoing, we generated net losses of $371,659 and $408,537 for the three months ended September 30, 2018 and 2017, respectively.

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

Due to our negative cash flows from operating activities since inception, there is substantial doubt about our ability to continue as a going concern. Our management recognizes that we must generate sales and obtain additional financial resources to continue to develop our operations. Based on increased demand for internet services in China, including internet security and big data integration, we expect to generate revenue during the year ending June 30, 2019, which will be used to fund its operations. In addition, we intend to raise additional funds through debt increases and/or equity financing or through other means that it deems necessary. However, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

As of September 30, 2018, we had a working capital of $946,017. Our current assets on September 30, 2018 were $1,024,093 primarily consisting of cash of $832,078, inventory of $73,575 and prepaid expenses and other current assets of $118,440. Our current liabilities were primarily composed of accounts payable of $13,089, accrued expenses and other payables of $64,987.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $435,390 during the three months ended September 30, 2018, which consisted of our net loss of $371,659, offset by depreciation and amortization of $12,162, a change of prepaid expenses and other current assets of $5,556, and a change of accrued expenses and other payables of $81,449.

Net cash used in operating activities was $458,861 during the three months ended September 30, 2017, which consisted of our net loss of $408,537, offset by depreciation and amortization of $7,084, a change of accounts receivable of $225, a change of prepaid expenses and other current assets of $70,155, and a change of accrued expenses and other payables of $12,521.

Cash Flow from Investing Activities

Cash used in investing activities totaled $19,584 for the three months ended September 30, 2018, which primarily related to cash paid for the acquisition of office furniture, equipment and patent.

Net cash used in investing activities totaled $4,753 for the three months ended September 30, 2017, which primarily related to cash paid for the acquisition of intangible assets and office equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $220,473 during the three months ended September 30, 2018, which primarily consisted of payment of a shareholder loan, net of $26,471, the net proceeds from issuance of the Company’s common stock of $246,944.

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

The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. As of the date of this report, we have identified a Chief Financial Officer candidate whose service will begin upon the closing of our contemplated public offering pursuant to a Registration Statement on Form S-1 originally filed with the SEC on December 5, 2017. In addition, we have adopted internal control policies, including but not limited to a cash flow control policy, review of the accounting professional’s duties and responsibilities handbook, a travel allowance policy, a budget approval process, a reimbursement policy, a receivable policies, an asset control policy, an internal auditing policy and a cost accounting policy.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In September 2018, we sold to certain investors an aggregate of 84,000 shares of common stock for total cash proceeds of RMB 1,680,000 (approximately $246,946). The investors are all individuals residing in the People’s Republic of China.

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

DATASEA INC.

Date: November 14, 2018	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)