Form 10-Q/A
period 2018-09-30
DATASEA INC.
filed 2018-11-30
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

As of November 29, 2018, 19,254,846 shares of common stock, $0.001 par value per share, were outstanding.

EXPLANATORY NOTE

This amendment (this “Amendment”) to the Quarterly Report on Form 10-Q of Datasea Inc. (the “Company”) for the quarterly period ended September 30, 2018, originally filed on November 14, 2018 (the “Original Filing”), is being filed to (i) check the box on the cover page to indicate that the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended; (ii) correct an inadvertent clerical error which resulted in an inconsistency in stockholders equity balance at September 30, 2018 on page F-4 of the Original Filing; (iii) correct the amount due to the Company’s President as of September 30, 2018 under Note 3 on page F-13 of the Original Filing; and (iv) specify that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 on page 7 of the Original Filing.

This Amendment should be read in conjunction with the Original Filing, continues to speak as of the date of the Original Filing. This Amendment does not otherwise change or update the disclosures set forth in the Original Filing, except as noted above. This Amendment does not otherwise reflect events occurring after the filing of the Original Filing. Given the nature of the items of the Original Filing being amended hereby, this Amendment consists solely of the preceding cover page, this explanatory note, Part I - Item 1 - Financial Statements, Part I - Item 4 - Controls and Procedures and Part II – Item 6 – Exhibits.

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

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	(Loss)Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	$(2,520,806)	$57,692	$558,634
Issuance of common stock	300,500	301	2,118,224	—	—	2,118,525
Net loss	—	—	—	(1,604,141)	—	(1,604,141)
Foreign currency translation gain	—	—	—	—	113,103	113,103
Balance at June 30, 2018	19,170,846	19,171	5,121,102	(4,124,947)	170,795	$1,186,121
Issuance of common stock	84,000	84	244,581	—		244,665
Net loss	—	—	—	(371,659)	—	—
Foreign currency translation gain	—	—	—	—	31,573	31,573
Balance at September 30, 2018(Unaudited)	19,254,846	$19,255	$5,365,683	$(4,496,606)	$202,368	$1,090,700

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

Note 8 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of September 30, 2018 and June 30, 2018, the amounts due to the President were $0 and $27,058, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: November 30, 2018	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)