Form 10-Q/A
period 2018-09-30
DATASEA INC.
filed 2018-12-04
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.2

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

EXPLANATORY NOTE

This amendment (this “Amendment No.2”) to the Quarterly Report on Form 10-Q of Datasea Inc. (the “Company”) for the quarterly period ended September 30, 2018, originally filed on November 14, 2018 (the “Original Filing”), as amended on November 30, 2018 (the “Amendment No.1” ), is being filed solely to reflect a correction to the total stockholders’ equity column on page F-4 of the Original Filing and the Amendment No.1 by applying net loss amount at June 30, 2018 such column.

This Amendment No.2 should be read in conjunction with the Original Filing and the Amendment No.1, continues to speak as of the date of the Original Filing. This Amendment No.2 does not otherwise change or update the disclosures set forth in the Original Filing and the Amendment No.1, except as noted above. This Amendment No.2 does not otherwise reflect events occurring after the filing of the Original Filing. Given the nature of the items of the Original Filing and the Amendment No.1 being amended hereby, this Amendment No.2 consists solely of the preceding cover page, this explanatory note, Part I - Item 1 - Financial Statements and Part II – Item 6 – Exhibits.

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

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	(Loss)Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	$(2,520,806)	$57,692	$558,634
Issuance of common stock	300,500	301	2,118,224	—	—	2,118,525
Net loss	—	—	—	(1,604,141)	—	(1,604,141)
Foreign currency translation gain	—	—	—	—	113,103	113,103
Balance at June 30, 2018	19,170,846	19,171	5,121,102	(4,124,947)	170,795	$1,186,121
Issuance of common stock	84,000	84	244,581	—		244,665
Net loss	—	—	—	(371,659)	—	(371,659)
Foreign currency translation gain	—	—	—	—	31,573	31,573
Balance at September 30, 2018 (Unaudited)	19,254,846	$19,255	$5,365,683	$(4,496,606)	$202,368	$1,090,700

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

DATASEA INC.

Date: December 4, 2018	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal accounting and financial officer)