Form 10-Q
period 2018-12-31
DATASEA INC.
filed 2019-02-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 14, 2019, 20,943,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2018 AND 2017

DATASEA INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$5,273,508	$1,031,486
Inventory	73,193	75,910
Prepaid expenses and other current assets	122,363	127,880
Total Current Assets	5,469,064	1,235,276

Property and equipment, net	51,620	55,270
Intangible assets, net	26,302	13,887
Deferred registration costs	—	72,532
Escrow	1,000,000	—
Total Assets	$6,546,986	$1,376,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,070	$13,503
Accrued expenses and other payables	73,747	150,283
Loan payable-shareholder	8,726	27,058
Total Current Liabilities	95,543	190,844

Stockholders’ Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 and 19,170,846 shares issued and outstanding at December 31 and June 30, 2018, respectively	20,945	19,171
Additional paid-in capital	11,104,464	5,121,102
Accumulated comprehensive income	194,918	170,795
Deficit	(4,868,884)	(4,124,947)
Total Stockholders’ Equity	6,451,443	1,186,121

Total Liabilities and Stockholders’ Equity	$6,546,986	$1,376,965

See accompanying notes to the consolidated financial statements

 DATASEA INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenues	$—	$—	$—	$9,034
Cost of goods sold	—	—	—	21
Gross (deficit)profit	—	—	—	9,013

Operating expenses:
Selling expenses	71,973	31,282	148,852	65,661
General and administrative expenses	275,582	290,676	502,153	603,228
R&D expenses	41,114	77,002	103,885	171,562
Total operating expenses:	388,669	398,960	754,890	840,451

Loss from operations	(388,669)	(398,960)	(754,890)	(831,438)

Other income :
Other (expense) income, net	460	7,459	(3,465)	31,440
Interest income	8,497	—	14,418	—
Total other income(expense)	8,957	7,459	10,953	31,440

Net loss	(379,712)	(391,501)	(743,937)	(799,998)
Other comprehensive loss
Foreign currency translation adjustment	(7,450)	90,595	24,123	255,158
Total comprehensive loss	$(387,162)	$(300,906)	$(719,814)	$(544,840)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic and dulited	19,445,150	19,170,590	19,308,455	19,089,796

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	(Loss)Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	$(2,520,806)	$57,692	$558,634
Issuance of common stock	300,500	301	2,118,224	—	—	2,118,525
Net loss	—	—	—	(1,604,141)	—	(1,604,141)
Foreign currency translation gain	—	—	—	—	113,103	113,103
Balance at June 30, 2018	19,170,846	19,171	5,121,102	(4,124,947)	170,795	1,186,121
Sale of common stock	105,500	106	307,340	—	—	307,446
Sale of common stock-offering	1,667,500	1,668	5,676,022	—	—	5,677,690
Net loss	—	—	—	(743,937)	—	(743,937)
Foreign currency translation gain	—	—	—	—	24,123	24,123
Balance at December 31, 2018(Unaudited)	20,943,846	$20,945	$11,104,464	$(4,868,884)	$194,918	$6,451,443

See accompanying notes to the consolidated financial statements

DATASEA INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net loss	$(743,937)	$(799,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,319	14,472
Changes in current assets and current liabilities:
Accounts receivable	—	226
Inventory	278	—
Prepaid expenses and other current assets	1,409	(79,086)
Accrued expenses and other payables	(71,915)	8,262
Net cash used in operating activities	(794,846)	(856,123)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(30,337)	(13,301)
Net cash used in investing activities	(30,337)	(13,301)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(17,508)	(25,606)
Net proceeds from sale of common stock	4,748,422	—
Deferred financing costs	—	(72,682)
Net proceeds from issuance of common stock	307,724	1,429,534
Net cash provided by financing activities	5,038,638	1,331,246

Effect of exchange rate changes on cash	28,567	262,951

Net increase in cash	4,242,022	724,773

Cash – beginning of period	1,031,486	1,174,950

Cash – end of period	$5,273,508	$1,899,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
Supplement non-cash financing activities:
Net proceeds from offering placed in Escrow	$1,000,000	$—

 See accompanying notes to the consolidated financial statements

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our” or similar terminology) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock of the Company (the “Common Stock”) to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 6,666,667 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 82% of the outstanding shares of Common Stock. As of October 29, 2015, there were 18,333,333 shares of Common Stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE is engaged in the business of providing Internet security products, new media advertising, micro-marketing, and data analysis services in the PRC.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated revenues of $0 during three and six months ended December 31, 2018, has a deficit of approximately $4,984,000 at December 31, 2018, and continues to incur significant losses since inception. Management believes that these circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects healthy growth in its business. On December 21, 2018, the company completed a common stock offering with net proceeds $5.7 million after deducing placement agent’ commission and other offering costs, which helps the Company’s cash flow in year 2019. The Company expects to generate its revenue through expansion the business, product innovation and development. If the revenue does not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operation and finance the future growth of it business, the Company expects to fund any cash flow shortfall through financial support commitment from the Company’s major stockholder and public or private issuance of securities. Additional cash resources may not be available to the Company on desirable terms, or at all, if and when needed by the Company

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2018. The results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year ending June 30, 2019.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2018, and June 30, 2018, the Company has no contingencies.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less. The Company has no cash equivalents as of December 31, 2018 and June 30, 2018.

Inventory

Inventory, comprised principally of products purchased that are comprised of routers used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.

Inventory amounts are reported net of such allowances. There were no allowances for inventory as of December 31, 2018 and June 30, 2018.

Deferred REGISTRATION Costs

The Company has capitalized certain legal, accounting and other third-party fees that are directly associated with a registered equity financing as deferred registration cost until such financing is consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. The Company incurred and deferred registration costs of $72,532 as of June 30, 2018 that was reclassified at December 31, 2018 to additional paid-in capital after the Company successfully completed the registered common stock offering on December 21, 2018.

ESCROW

It represents cash held in an indemnification escrow account related to requirements of financing agreement signed with the underwriter for a period of 18 months or longer subsequent to the common stock offering.

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

Furniture and fixtures	5-10 years
Office equipment	3-5 years
Vehicle	5 years

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

The carrying value of cash, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, and loan payable-shareholder, approximate their fair values due to their short maturities.

As of December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three months ended December 31, 2018 and 2017, the Company incurred research and development expenses of $41,114 and $77,002, respectively.  For the six months ended December 31, 2018 and 2017, the Company incurred research and development expenses of $103,885 and $171,562, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 is covered by insurance. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollars (“USD”) The accounts of the Chinese entities were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income(loss).” Comprehensive income (loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in USD to RMB for the purposes of preparing the consolidated financial statements were as follows

	December 31,
	2018	2017
Period end USD:RMB exchange rate	6.8764	6.5064
Average USD:RMB exchange rate	6.8587	6.6416

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve-month or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into a new long-term lease.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning July1, 2019and is required to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company for its fiscal year beginning July 1, 2019. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

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

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2018	June 30, 2018
Office furniture and fixtures	$54,565	$71,027
Vehicle	2,909	3,005
Office equipment	80,254	52,036
Subtotal	137,728	126,068
Less: Accumulated depreciation	86,108	70,798
Total	$51,620	$55,270

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Depreciation expense for the three months ended December 31, 2018 and 2017 was $6,186 and $6,969 respectively. Depreciation expense for the six months ended December 31, 2018 and 2017 was $17,631 and $13,638 respectively.

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	December 31, 2018	June 30, 2018
Software registration right	$5,215	$4,929
Patent	15,265	1,203
Value-added telecommunications business license	11,661	12,049
Subtotal	32,141	18,181
Less: Accumulated depreciation	5,839	4,294
Total	$26,302	$13,887

Amortization expense for the three months ended December 31, 2018 and 2017 were $806 and $419, respectively.

Amortization expense for the six months ended December 31, 2018 and 2017 were $1,618 and $834, respectively

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2018	June 30, 2018
Security deposit	$46,140	$55,156
Prepaid expenses and advances	62,848	65,769
Others	13,375	6,955
Total	$122,363	$127,880

Note 7 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	December 31, 2018	June 30, 2018
Deposit	$30,482	$31,493
Salary payable and other payable	14,168	115,785
Advances from customers	2,908	3,005
Total	$47,558	$150,283

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of December 31, 2018 and June 30, 2018, the amounts due to the President were $8,726 and $27,058, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payment.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $750. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2018. The rent paid under this agreement was $2,187 and $2,258 for the three months ended December 31, 2018 and 2017, respectively. The rent paid under this agreement was $4,374 and $4,516 for the six months ended December 31, 2018 and 2017, respectively.

On November 11, 2017, the Company bought a used car for $2,916 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu, a director of the Company.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s president with an annual rent of approximately $2,916. The agreement was renewed and the term was extended to April 30, 2019.

In March and April 2018, the Company entered into six membership service agreements with five entities and one individual, three of which are stockholders of the Company, and eleven agency agreements with eleven individuals, nine of which are stockholders of the Company. Pursuant to the membership service agreements, the Company offers member management services through the Company’s Xin Platform APP and charges the entering parties a service fee of RMB1,000 (approximately $150) per member. Pursuant to the agency agreements, the agents are authorized as agents to market Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $750 and deposit $750 in financial products offered by China Minsheng Bank via Xin Platform APP. Each agent will receive $8 for each customer that applies for a credit card of China Minsheng Bank via Xin Platform APP.

Note 9 – COMMON STOCK

On May 1, 2018, the Company affected the 1 for 3 reverse stock split of the Company’s issued and outstanding common stock, decreasing the number of outstanding shares from 57,511,771 to 19,170,846 These financial statements have been retroactively adjusted to reflect this reverse split.

On August 22, 2018, the Company’s Board of Directors and majority stockholders adopted the 2018 Equity Incentive Plan, or the “2018 Plan”, for the Company to award up to a maximum of 4,000,000 shares of its common stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of its business. No awards have been granted under the 2018 Plan as of the date of this report, but the Company’s Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to its officers and directors of the Company.

During September, 2018, the Company sold 84,000 shares of common stock to third party investors at RMB 20 (approximately $2.94) per share and received proceeds of RMB 1,680,000 (approximately $244,000).

During November, 2018, the Company sold 21,500 shares of common stock to third party investors at $2.92 per share and received proceeds of $62,780.

On December 21, 2018, the Company successfully completed a registered offering and concurrent listing of the Company’s common stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commission and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund shall be held and disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. $400,000 of the escrow fund shall be disbursed within five business days upon the underwriter has confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering (such funds were disbursed to the Company as described in Note 12). The Company sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS”.

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 – COMMON STOCK (Continued)

In addition, the Company has agreed to issue warrants to the representative of the underwriters to purchase a number of shares of common stock equal to 7% of the total number of shares of common stock sold in this offering at an exercise price equal to 150% of the offering price of the common stock sold in this offering. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from the effective date of the Registration Statement for the offering and will terminate on the fifth anniversary of such effective date.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the six months ended December 31, 2018 and 2017as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the six months ended December 31, 2018 and 2017, and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company has net operating losses (“NOL”) amounting to $460,371 and $391,501 during three months ended December 31, 2018 and 2017, respectively, $832,030 and $799,998 during six months ended December 31, 2018 and 2017 respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation as of December 31, 2018 and 2017 and no deferred tax asset benefit has been recorded.

The provisions for income taxes is summarized as follows:

	Six months ended December 31, 2018	Six months ended December 31, 2017
Current	$—	$—
Deferred	208,007	200,000
Increase in valuation allowance	(208,007)	(200,000)
Total	$—	$—

	Three months ended December 31, 2018	Three months ended December 31, 2017
Current	$—	$—
Deferred	115,093	97,875
Increase in valuation allowance	(115,093)	(97,875)
Total	$—	$—

The Company’s net deferred tax asset as of December 31, 2018 and June 30, 2018 is as follows:

	December 31, 2018	June 30, 2018
Deferred tax asset	$1,194,102	$986,095
Valuation allowance	(1,194,102)	(986,095)
Net deferred tax asset	$—	$—

DATASEA INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 – Commiments

Lease Agreement

In December 2017, the Company renewed the one-year operating lease agreement. The lease will expire on February 28, 2019 and has a monthly rent of RMB 35,192 (or approximately $5,000. Future rental payment due under the lease is RMB 70,384(or approximately $10,000.

Rent expense for the three months ended December 31, 2018 and 2017 was $15,519 and $15,897 respectively. Rent expense for the six months ended December 31, 2018 and 2017 was $30,786 and $31,794, respectively.

In December 2017, the Company renewed the one-year property management contract. The contract will expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately $10,000). Future management fee due under the contract is RMB140,768 (or approximately $21,000).

NOTE 12 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through February 14, 2019, the date these financial statements were issued and has determined that, except as described below, no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

On February 11, 2019, $400,000 of the Company’s funds deposited in escrow as described in Note 9 above were released to the Company from escrow as a result of the issuance to the underwriter of the Company’s registered offering of a legal opinion covering certain aspects of PRC law with respect to the Company.

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

Overview

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock of the Company (the “Common Stock”) to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together owned 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 6,666,667 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 82% of the outstanding shares of Common Stock. As of October 29, 2015, there were 18,333,333 shares of Common Stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE, is engaged in the business of providing Internet security products and equipment, new media advertising, micro-marketing, and data analysis services in the PRCs.

On March 15, 2018, we entered into a banking services direct sales cooperation agreement (or the Minsheng Agreement) with China Minsheng Banking Co., Ltd, Tianjin Branch (or China Minsheng Bank). Pursuant to the Minsheng Agreement, we will establish a portal on our “Xin Platform” through which the platform users may purchase financial products offered by China Minsheng Bank. In consideration, China Minsheng Bank will pay us service fees calculated based on the amount of the financial products the platform users purchase and hold. For each specific product, the service fee will be calculated according to the following formula:

T-days service fee = annual rate (0.12%) × the amount of the financial products the platform users maintain as of day (T-1) × net value of the financial product ÷ 365

The Minsheng Agreement has a term of two years and will be automatically extended one more year if neither party terminates the Minsheng Agreement within the last month of the initial two-year term.

In March and April 2018, we entered into six membership service agreements with five entities and one individual, three of which are stockholders of our company, and eleven agency agreements with eleven individuals, nine of which are stockholders of our company. Pursuant to the membership service agreements, we offer member management services through our Xin Platform APP and charge the entering parties a service fee of RMB1,000 (approximately $150) per member. Pursuant to the agency agreements, the agents are authorized as agents to market our Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $750 and deposit $750 in financial products offered by China Minsheng Bank via the Xin Platform APP. Each agent will receive $8 for each customer that applies for a credit card of China Minsheng Bank via the Xin Platform APP.

On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,827. Subsequent to the split, the number of our outstanding shares increased from to 19,170,827 to 19,170,846 to accommodate certain shareholders’ positions due to rounding elections payable at the beneficial owner level. Unless otherwise stated, all shares and per share amounts in this form 10Q have been retroactively adjusted to give effect to this stock split.

On August 22, 2018, our Board and majority stockholders adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) under which we may award up to a maximum of 4,000,000 shares of common stock to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this Report, but our Board or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

On December 21, 2018, we successfully completed a registered underwritten offering with gross proceeds of $6.7 million before deducting underwriter’s commission and other offering costs, resulting in net proceeds to us of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrowed funds shall be held and disbursed by the escrow agent pursuant to the terms and conditions of certain indemnification escrow agreement. $400,000 of the escrowed fund were held pending the underwriter’s confirmation of receipt of a written legal opinion from PRC legal counsel (such condition was subsequently satisfied and the $400,000 was released to us on February 11, 2019). We sold 1,667, 500 shares of common stock (including exercise of the underwriter’s over-allotment options) with an offering price of $4 per share. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

We believe that the increased demand for security equipment and related products in China presents an attractive opportunity for the Company to establish and grow its business in the next twelve months.

Results of Operations

Three and Six Months Ended December 31, 2018 and 2017

Revenue

We did not generate any revenue during three and six months ended December 31, 2018, as compared to $9,034 of revenue from the services rendered under our government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China for the six months ended December 31, 2017. During 2017, we suspended our marketing efforts on the cybersecurity program in order to focus our resources on the “Safe Campus” and “Smart Elevator” programs. “Smart Elevator” program is still in research and development stage. We expect to generate the revenue from “Safe Campus” program during 2019.

Cost of Goods and Gross Profit

We recorded $21 of cost of goods sold and $9,013 of gross profit for the six months ended December 31, 2017.

Selling, General and Administrative Expenses:

Selling expenses were $71,973 and $31,282 for the three months ended December 31 2018 and 2017, respectively.

Selling expenses were $148,852 and $65,661 for the six months ended December 31 2018 and 2017, respectively. The increase in selling expense during three months ended December 31 2018 was primarily due to increase in salaries since the Company hired more employees to market the Company’s Safe Campus products.

For the three months ended December 31, 2018 and 2017, general and administrative expenses were $275,582 and $290,676, respectively. For the six months ended December 31, 2018 and 2017, general and administrative expense were $502,153 and $603,228, respectively.

We incurred research and development expenses of $41,114 and $77,002 during three months ended December 31, 2018 and 2017, respectively. We incurred research and development expenses of $103,885 and $171,562 during six months ended December 31, 2018 and 2017. Research and development expenses are mainly related to our “Safe Campus” and “Smart Elevator” programs.

Net Loss

Due to our lack of recurring revenue, we generated net losses of $379,712 and $391,501 for the three months ended December 31, 2018 and 2017, respectively, and we generated net losses of $743,937 and $799,998 for the six months ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. Based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources fund our operations through December 2019.

The Company’s management recognizes that the Company must generate sales and additional cash resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects growth in its business. On December 18, 2018, the company completed a registered underwritten common stock offering with net proceeds $5.7m after deducing underwriter’s commission and other offering costs, which will help the Company’s cash flow during 2019.

The Company expects to generate its revenue through expansion the business, product innovation and development. If revenues are not generated or do not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfall through financial support from the Company’s majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, readers are cautioned that additional cash resources may not be available to the Company on desirable terms, or at all, if and when needed by the Company.

As of December 31, 2018, we had a working capital of $5,373,521. Our current assets on December 31, 2018 were $5,469,064 primarily consisting of cash of $5,273,508, inventory of $73,193 and prepaid expenses and other current assets of $122,363. Our current liabilities were primarily composed of accounts payable of $13,070, accrued expenses and other payables of $73,747.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $794,846 during the six months ended December 31, 2018, which consisted of our net loss of $743,937, offset by depreciation and amortization of $19,319, a change of prepaid expenses and other current assets of $1,409, and a change of accrued expenses and other payables of $71,915.

Net cash used in operating activities was $856,123 during the six months ended December 31, 2017, which consisted of our net loss of $799,998, offset by depreciation and amortization of $14,472, a change of accounts receivable of $226, a change of prepaid expenses and other current assets of $79,086, and a change of accrued expenses and other payables of $8,262.

Cash Flow from Investing Activities

Cash used in investing activities totaled $30,337 for the six months ended December 31, 2018, which primarily related to cash paid for the acquisition of office furniture, equipment and patent.

Net cash used in investing activities totaled $13,301 for the six months ended December 31, 2017, which primarily related to cash paid for the acquisition of intangible assets and office equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $5,038,638 during the six months ended December 31, 2018, which primarily consisted of payment of a shareholder loan, net of $17,508, the net proceeds from issuance of the Company’s common stock of $307,724 and the net proceeds from sale of common stock $5,748,422, which is offset by $1,000,000 which was placed in escrow ($400,000 of which was released to the Company from escrow subsequent to December 31, 2018).

Net cash provided by financing activities was $1,331,246 during the six months ended December 31, 2017, which primarily consisted of proceeds of related party loans of $25,606, the net proceeds from sales of the Company’s common stock of $1,429,534 and deferred registration cost of $72,682.

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

Upon the closing of our registered underwritten offering in December 2018, we appointed Jijin Zhang as our chief financial officer to lead our accounting and financial reporting effort. We also established an audit committee of our board of directors to oversee all aspects of our internal accounting control and corporate governance functions. We plan to take steps to enhance and improve the design of our internal controls over financial reporting. We expect to further implement the following measures in the fiscal year ending June 30, 2019 to remediate the material weaknesses identified, subject to obtaining additional financing including: (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopting sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In November 2018, we sold to certain investors an aggregate of 21,500 shares of common stock for total cash proceeds of $62,780. The investors are all individuals residing in the People’s Republic of China.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: February 14, 2019	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: February 14, 2019	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)