Form 10-Q
period 2019-03-31
DATASEA INC.
filed 2019-05-15
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 15, 2019, 20,943,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

DATASEA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$5,341,969	$1,031,486
Inventory	74,983	75,910
Prepaid expenses and other current assets	114,491	127,880
Total Current Assets	5,531,443	1,235,276

Property and equipment, net	46,952	55,270
Intangible assets, net	58,486	13,887
Deferred registration costs	—	72,532
Escrow	600,000	—
Total Assets	$6,236,881	$1,376,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,389	$13,503
Accrued expenses and other payables	103,463	150,283
Loan payable-shareholder	11,174	27,058
Total Current Liabilities	128,026	190,844

Stockholders’ Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 and 19,170,846 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	20,945	19,171
Additional paid-in capital	11,104,666	5,121,102
Accumulated comprehensive income	393,127	170,795
Deficit	(5,409,883)	(4,124,947)
Total Stockholders’ Equity	6,108,855	1,186,121

Total Liabilities and Stockholders’ Equity	$6,236,881	$1,376,965

See accompanying notes to the condensed consolidated financial statements

DATASEA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenues	$—	$6,468	$—	$15,502
Cost of goods sold	—	70	—	91
Gross (deficit)profit	—	6,398	—	15,411

Operating expenses:
Selling expenses	34,388	82,946	183,240	148,607
General and administrative expenses	510,983	290,560	1,013,136	891,335
R&D expenses	29,218	77,867	133,103	251,882
Total operating expenses:	574,589	451,373	1,329,479	1,291,824

Loss from operations	(574,589)	(444,975)	(1,329,479)	(1,276,413)

Other income :
Other (expense) income, net	894	6,038	(2,571)	37,478
Interest income	32,696	—	47,114	—
Total other income(expense)	33,590	6,038	44,543	37,478

Net loss	(540,999)	(438,937)	(1,284,936)	(1,238,935)
Other comprehensive loss
Foreign currency translation adjustment	198,209	55,862	222,332	311,020
Total comprehensive loss	$(342,790)	$(383,075)	$(1,062,604)	$(927,915)

Net loss per share
Basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,170,827	19,845,627	19,116,571

See accompanying notes to the condensed consolidated financial statements

DATASEA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	(Loss)Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	$(2,520,806)	$57,692	$558,634
Issuance of common stock	300,500	301	2,118,224	—	—	2,118,525
Net loss	—	—	—	(1,604,141)	—	(1,604,141)
Foreign currency translation gain	—	—	—	—	113,103	113,103
Balance at June 30, 2018	19,170,846	19,171	5,121,102	(4,124,947)	170,795	1,186,121
Sale of common stock	105,500	106	307,340	—	—	307,446
Sale of common stock-offering	1,667,500	1,668	5,676,224	—	—	5,677,892
Net loss	—	—	—	(1,284,936)	—	(1,284,936)
Foreign currency translation gain	—	—	—	—	222,332	222,332
Balance at March 31, 2019 (Unaudited)	20,943,846	$20,945	$11,104,666	$(5,409,883)	$393,127	$6,108,855

See  accompanying notes to the condensed consolidated financial statements

DATASEA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(1,284,936)	$(1,238,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,285	22,655
Changes in current assets and current liabilities:
Accounts receivable	—	229
Inventory	279	22,910
Prepaid expenses and other current assets	12,099	(65,303)
Accrued expenses and other payables	(44,790)	2,233
Net cash used in operating activities	(1,289,063)	(1,256,211)

Cash flows from investing activities:
Acquisition of office equipment and intangible assets	(64,531)	(14,288)
Net cash used in investing activities	(64,531)	(14,288)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(15,392)	(25,972)
Net proceeds from sale of common stock-offering	5,240,889	—
Deferred financing costs	—	(73,721)
Net proceeds from sale of common stock	308,858	1,419,686
Net cash provided by financing activities	5,534,355	1,319,993

Effect of exchange rate changes on cash	129,722	324,284

Net increase in cash	4,310,483	373,778

Cash – beginning of period	1,031,486	1,174,950

Cash – end of period	$5,341,969	$1,548,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

 See accompanying notes to the condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our” or similar terminology) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu.

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

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE, is a technology company in the PRC engaged in the development of information technology (“IT”) systems and network security solutions. The Company primarily focuses on IT systems security and leverages its proprietary technologies, intellectual property and market intelligence as it seeks to provide comprehensive and optimized security as well as new media advertising, micro-marketing, and data analysis solutions to its clients.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated no revenues during three and nine months ended March 31, 2019, has a deficit of approximately $5,410,000 at March 31, 2019, and continues to incur significant losses since inception. Management believes that these circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s management recognizes that the Company must generate sales and additional resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects healthy growth in its business. On December 21, 2018, the company completed an underwritten initial public offering of Common Stock with net proceeds $5.2 million, after deducing placement agent’ commissions and other offering costs and $600,000 of offering net proceeds held in escrow, which provides the Company with working capital for its operations for calendar year 2019. The Company plans to transfer the offering net proceeds to China during the fourth quarter of fiscal year 2018. The Company expects to generate its revenue through continuing establishment and ultimate potential expansion its business and product innovation and development. If revenue is not generated or does not reach the level anticipated in the Company’s plans, in order to maintain working capital sufficient to support the Company’s operation and finance the future growth of it business, the Company expects to fund any cash flow shortfall through financial support commitment from the Company’s major stockholder and public or private issuance of securities. Additional cash resources may not be available to the Company on desirable terms, or at all, if and when needed by the Company, and if the Company is faced with a lack of financial resources, its prospects, business and results of operations will be adversely affected.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2018. The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending June 30, 2019.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2019 and June 30, 2018, the Company has no such contingencies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory, comprised principally of smart student identification cards related to the Company’s “Safe Campus” security product, as well as products associated therewith comprised of routers to be used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.

Inventory amounts are reported net of such allowances. There were no allowances for inventory as of March 31, 2019 and June 30, 2018.

Deferred REGISTRATION Costs

The Company had capitalized certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred registration cost until such financings are consummated. After consummation of the Company’s initial public offering on December 21, 2018, these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. The Company incurred and deferred registration costs of $72,532 as of June 30, 2018 that were subsequently reclassified to additional paid-in capital after the Company successfully completed its initial public offering.

ESCROW

Escrow represents cash held in an indemnification escrow account related to requirements of financing agreement signed with the underwriter of the Company’s initial public offering for a period of 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018.

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

Furniture and fixtures	5-10 years
Office equipment	3-5 years
Vehicles	5 years

Leasehold improvements are depreciated utilizing the straight-line method over the shorter of their estimated useful lives or remaining lease term.

INTANGIBLE ASSETS

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified as of the balance sheet dates.

Intangible assets include licenses and certificates and are amortized over their useful life of five years.

FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC Topic 820, “Fair Value Measurements,” defines fair value, and establishes a three-level valuation hierarchy for disclosures that enhances disclosure requirements for fair value measures. The three levels are defined as follows:

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include other than those in level 1 quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of cash, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, and loan payable-shareholder, approximate their fair values due to their short maturities.

As of March 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three months ended March 31, 2019 and 2018, the Company incurred research and development expenses of $29,218 and $77,867, respectively.  For the nine months ended March 31, 2018 and 2017, the Company incurred research and development expenses of $133,103 and $251,882, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 (or approximately $73,238) is covered by insurance. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollars(“USD”) The accounts of the Chinese entities were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income(loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows

	March 31,
	2019	2018
Period end USD:RMB exchange rate	6.7121	6.2802
Average USD:RMB exchange rate	6.8271	6.5480

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring asset and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. With a twelve-month or less initial lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not currently expect the adoption of ASU 2016-02 to have a material impact on the Company’s financial statements unless it enters into a new long-term lease.

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020 ASU 2017-13 clarifies that the SEC would not object to certain public business entities electing to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning July1, 2019 and is required to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of the amendment in this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

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

Note 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2019 (Unaudited)	June 30, 2018
Office furniture and fixtures	$57,807	$71,027
Vehicle	2,980	3,005
Office equipment	81,576	52,036
Subtotal	142,363	126,068
Less: accumulated depreciation	95,411	70,798
Total	$46,952	$55,270

Depreciation expense for the three months ended March 31, 2019 and 2018 was $7,156 and $7,748 respectively. Depreciation expense for the nine months ended March 31, 2019 and 2018 was $24,787 and $21,386 respectively.

NOTE 5 –intangible assets

Intangible assets are summarized as follows:

	March 31, 2019 (Unaudited)	June 30, 2018
Software registration right	$38,715	$4,929
Patent	15,639	1,203
Value-added telecommunications business license	11,947	12,049
Subtotal	66,301	18,181
Less: Accumulated amortization	7,815	4,294
Total	$58,486	$13,887

Amortization expense for the three months ended March 31, 2019 and 2018 were $1,880 and $434, respectively.

Amortization expense for the nine months ended March 31, 2019 and 2018 were $3,498 and $1,268 respectively

Note 6 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019 (Unaudited)	June 30, 2018
Security deposit	$47,240	$55,156
Prepaid expenses and advances	53,911	65,769
Others	13,340	6,955
Total	$114,491	$127,880

Note 7 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	March 31, 2019 (Unaudited)	June 30, 2018
Deposit	$31,227	$31,493
Salary and other payables	69,256	115,785
Advances from customers	2,980	3,005
Total	$103,463	$150,283

Note 8 – related party transactions

The Company’s President, Zhixin Liu, has paid certain operating expenses on behalf of the Company. As of March 31, 2019 and June 30, 2018, the amounts due to the President were $11,174 and $27,058, respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payment.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $750. The agreement was renewed and expires on December 31, 2020.

The rent paid under this agreement was $2,197 and $2,291 for the three months ended March 31, 2019 and 2018, respectively. The rent paid under this agreement was $6,591 and $6,872 for the nine months ended March 31, 2019 and 2018, respectively.

On November 11, 2017, the Company bought a used car for $2,916 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu, a director and significant shareholder of the Company.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s President with an annual rent of approximately $2,930. The agreement was renewed and the term was extended to April 30, 2020. Rent expense for the three and nine months ended March 31, 2019 was $733 and $2,197, respectively. Rent expense for the three and nine months ended March 31, 2018 was $764 and $2,290, respectively.

In March and April 2018, the Company entered into six membership service agreements with five entities and one individual, three of which are stockholders of the Company, and eleven agency agreements with eleven individuals, nine of which are stockholders of the Company. Pursuant to the membership service agreements, the Company offers member management services through the Company’s Xin Platform APP and charges the entering parties a service fee of RMB1,000 (approximately $150) per member. Pursuant to the agency agreements, the agents are authorized as agents to market Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $750 and deposit $750 in financial products offered by China Minsheng Bank via the Xin Platform APP. Each agent will receive $8 for each customer that applies for a credit card of China Minsheng Bank via the Xin Platform APP. This project was suspended due to the change of product policy with China Minsheng Bank.

Note 9 – COMMON STOCK

On May 1, 2018, the Company affected the 1 for 3 reverse stock split of the Company’s issued and outstanding Common Stock, decreasing the number of outstanding shares from 57,511,771 to 19,170,846 These financial statements have been retroactively adjusted to reflect this reverse split.

On August 22, 2018, the Company’s Board of Directors and majority stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) for the Company to award up to a maximum of 4,000,000 shares of its Common Stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of its business. No awards have been granted under the 2018 Plan as of the date of this report, but the Company’s Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to its officers and directors of the Company.

During September, 2018, the Company sold 84,000 shares of Common Stock to third party investors at RMB 20 (approximately $2.94) per share and received proceeds of RMB 1,680,000 (approximately $244,666).

During November, 2018, the Company sold 21,500 shares of Common Stock to third party investors at $2.92 per share and received proceeds of $62,780.

On December 21, 2018, the Company successfully completed a registered, underwritten initial public offering and concurrent listing of the Company’s Common Stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund was held and disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. The Company sold 1,667,500 shares of Common Stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the offering, the Company’s Common Stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

In addition, the Company has agreed to issue warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at an exercise price of $6. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from the effective date of the Registration Statement for the offering and will terminate on the fifth anniversary of such effective date.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the nine months ended March 31, 2019 and 2018 as the US entity incurred losses.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the nine months ended March 31, 2019 and 2018 and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%.

The Company had net operating losses (“NOL”) of $540,999 and $438,937 during three months ended March 31, 2019 and 2018, respectively, $1,284,936 and $1,238,935 during nine months ended March 31, 2019 and 2018 respectively. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a 100% valuation as of March 31, 2019 and 2018 and no deferred tax asset has been recorded.

The provisions for income taxes is summarized as follows:

	Nine months ended March 31, 2019 (Unaudited)	Nine months ended March 31, 2018 (Unaudited)
Current	$—	$—
Deferred	321,234	309,734
Increase in valuation allowance	(321,234)	(309,734)
Total	$—	$—

	Three months ended March 31, 2019 (Unaudited)	Three months ended March 31, 2018 (Unaudited)
Current	$—	$—
Deferred	135,250	109,734
Increase in valuation allowance	(135,250)	(109,734)
Total	$—	$—

The Company’s net deferred tax asset as of March 31, 2019 and June 30, 2018 is as follows:

	March 31, 2019 (Unaudited)	June 30, 2018
Deferred tax asset – Net Operating Loss	$1,307,329	$986,095
Valuation allowance	(1,307,329)	(986,095)
Net deferred tax asset	$—	$—

NOTE 11 – Commiments

Lease Agreement

In December 2017, the Company renewed the one-year operating lease agreement for its office in Beijing. The lease has a monthly rent of RMB 35,192 (or approximately $5,000). The lease was renewed and extended to August 31, 2019. Future rental payment due under the lease is RMB 175,960(or approximately $26,000).

Rent expense for the three months ended March 31, 2019 and 2018 was $19,635 and $19,963 respectively. Rent expense for the nine months ended March 31, 2019 and 2018 was $61,834 and $60,906, respectively.

In December 2017, the Company renewed the one-year office property management contract. The contract will expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately $10,000). The lease was renewed and extended to August 31, 2019. Future management fee due under the contract is RMB351,920 (or approximately $52,000).

On March 20, 2019, the Company entered into an one-year operating lease agreement for renting an apartment for a senior manager. Pursuant to the lease agreement, the lease will expire in March 2020 and has monthly rent of RMB 5,200 (or approximately $760). Future rental payment due under the lease is RMB60,861 (or approximately $8,900). The Company should pay the commission of RMB 4,550 (or approximately $670).

On April 19, 2018, the Company renewed the one-year operating lease for the office rented in Beijing, China for Ms. Zhixin Liu, President of the Company. The lease has a monthly rent of RMB9,500 (or approximately $1,392). Rent expense for the three months ended March 31, 2019 and 2018 was $4,175 and $4,352, respectively. Rent expense for the nine months ended March 31, 2019 and 2018 was $12,524 and $13,057, respectively. The lease was renewed on April 20, 2019 and will expire in October 2019 with a monthly rent of RMB10,500 (or approximately $1,538). Future rental payment due under the lease is RMB73,500 (or approximately $10,766).

NOTE 12 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through May 15, 2019, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital; relationships with third-party equipment suppliers;

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

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE, is a technology company in the PRC engaged in the development of information technology (“IT”) systems and network security solutions. The Company primarily focuses on IT systems security and leverages its proprietary technologies, intellectual property and market intelligence as it seeks to provide comprehensive and optimized security as well as new media advertising, micro-marketing, and data analysis solutions to its clients

On March 15, 2018, we entered into a banking services direct sales cooperation agreement (the “Minsheng Agreement”) with China Minsheng Banking Co., Ltd, Tianjin Branch (“China Minsheng Bank”). Pursuant to the Minsheng Agreement, we establish a portal on our “Xin Platform” through which the platform users may purchase financial products offered by China Minsheng Bank. In consideration, China Minsheng Bank agreed to pay us service fees based on the amount of the financial products the platform users purchase and hold. For each specific product, the service fee will be calculated according to the following formula: T-days service fee = annual rate (0.12%) × the amount of the financial products the platform users maintain as of day (T-1) × net value of the financial product ÷ 365

The Minsheng Agreement has a term of two years and will be automatically extended one more year if neither party terminates the Minsheng Agreement within the last month of the initial two-year term.

In March and April 2018, we entered into six membership service agreements with five entities and one individual, three of which are stockholders of our company, and eleven agency agreements with eleven individuals, nine of which are stockholders of our company. Pursuant to the membership service agreements, we offer member management services through our Xin Platform APP and charge the entering parties a service fee of RMB1,000 (approximately $150) per member. Pursuant to the agency agreements, the agents are authorized as agents to market our Xin Platform APP in specific areas of China. Each agent is required to pay a Xin Platform APP usage fee of $750 and deposit $750 in financial products offered by China Minsheng Bank via the Xin Platform APP. Each agent will receive $8 for each customer that applies for a credit card of China Minsheng Bank via the Xin Platform APP. As of the date of this report, this project was suspended due to the change of product policy with China Minsheng Bank.

On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of Common Stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,846. Unless otherwise stated, all shares and per share amounts in this report have been retroactively adjusted to give effect to this stock split.

On August 22, 2018, our board of directors and majority stockholders adopted the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) under which we may award up to a maximum of 4,000,000 shares of Common Stock to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this report, but our board or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

On December 21, 2018, we successfully completed a registered, underwritten public offering of our shares with gross proceeds of $6.7 million before deducting underwriter’s commission and other offering costs, resulting in net proceeds to us of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrowed funds to be held and disbursed by the escrow agent pursuant to the terms and conditions of certain indemnification escrow agreement. $400,000 of the escrowed fund were disbursed in February 2019 following the underwriter’s confirmation of receipt of a written legal opinion from PRC legal counsel. We sold 1,667, 500 shares of Common Stock (including exercise of the underwriter’s over-allotment option) with an offering price of $4 per share. In connection with the offering, the Company’s Common Stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

We believe that the increased demand for security equipment and related products and services in China presents an attractive opportunity for us to establish and grow our business in the next twelve months.

Results of Operations

Three and Nine Months Ended March 31, 2019 and 2018

Revenue

We did not generate any revenue during three and nine months ended March 31, 2019, as compared to $6,468 and $15,502 of revenue from the services rendered under a government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China for the three and nine months ended March 31, 2018. During 2017, we suspended our marketing efforts on the cybersecurity program in order to focus our resources on the “Safe Campus” and “Smart Elevator” programs. The “Smart Elevator” program is still in the research and development stage. We expect to generate the revenue from “Safe Campus” program during 2019.

Cost of Goods and Gross Profit

We recorded $70 and $91 of cost of goods sold and $6,398 and $15,411 of gross profit for the three and nine months ended March 31, 2018.

Selling, General and Administrative Expenses:

Selling expenses were $34,388 and $82,946 for the three months ended March 31, 2019 and 2018, respectively. Selling expenses were $183,240 and $148,607 for the nine months ended March 31, 2019 and 2018, respectively. The increase in selling expense for the nine-month ended March 31, 2019 was primarily due to increase in salaries since we hired more employees to commerce marketing the Company’s Safe Campus products.

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $510,983 and $290,560, respectively. For the nine months ended March 31, 2019 and 2018, general and administrative expenses were $1,013,136 and $891,335, respectively. The increase in general administrative expenses was primarily due to the increase in professional fees, marketing expenses and salary expense.

We incurred research and development expenses of $29,218 and $77,867 during three months ended March 31, 2019 and 2018, respectively. We incurred research and development expenses of $133,103 and $251,882 during nine months ended March 31, 2019 and 2018. Research and development expenses are mainly related to our “Safe Campus” and “Smart Elevator” programs.

Net Loss

Due to our lack of revenue, we generated net losses of $540,999 and $438,937 for the three months ended March 31, 2019 and 2018, respectively, and we generated net losses of $1,284,936 and $1,238,935 for the nine months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our Common Stock and shareholder loans. Based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources to fund our operations through March 2020.

Our management recognizes that we must generate sales and additional cash resources to enable us to continue to develop and grow our operations. Based on increased demand for internet services in China, including internet security and big data integration, our management team expects growth in our business. On December 18, 2018, we completed a registered, underwritten Common Stock offering with net proceeds $5.7 million after deducing the underwriter’s commission and other offering costs, which will help our cash flow during 2019.

While we did not generate revenue during the quarter ended March 31, 2019, we seek to generate revenues through product innovation and development. If revenues are not generated or do not reach the level anticipated in our plan, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members and/or officers) and public or private issuance of securities. However, readers are cautioned that additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us. If we are faced with a lack of financial resources, our business, prospects and results of operations will be adversely affected.

As of March 31, 2019, we had a working capital of $5,403,418. Our current assets on March 31, 2019 were $5,531,443 primarily consisting of cash of $5,341,969, inventory of $74,983 and prepaid expenses and other current assets of $114,491. Our current liabilities were primarily composed of accounts payable of $13,389, accrued expenses and other payables of 103,462 and a loan payable to a shareholder of $11,174.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $1,289,063 during the nine months ended March 31, 2019, which consisted of our net loss of $1,284,936, offset by depreciation and amortization of $28,285, a change of prepaid expenses and other current assets of $12,099, and a change of accrued expenses and other payables of $44,790.

Net cash used in operating activities was $1,256,211during the nine months ended March 31, 2018, which consisted of our net loss of $1,238,935, offset by depreciation and amortization of $22,655, a change of accounts receivable of $229, a change of inventory of $22,910, a change of prepaid expenses and other current assets of $65,303, and a change of accrued expenses and other payables of $2,233.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $64,531 for the nine months ended March 31, 2019, which primarily related to cash paid for the acquisition of office furniture, equipment and patents.

Net cash used in investing activities totaled $14,288 for the nine months ended March 31, 2018, which primarily related to cash paid for the acquisition of office furniture and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $5,534,355 during the nine months ended March 31, 2019, which primarily consisted of payment of a shareholder loan, net of $15,392, the net proceeds from issuance of our Common Stock of $308,858 and the net proceeds from our public offering of $5,840,889, which is offset by $600,000 which is currently held in escrow.

Net cash provided by financing activities was $1,319,993 during the nine months ended March 31, 2018, which primarily consisted of payment of related party loans, net of $25,972, the net proceeds from sales of our Common Stock of $2,118,525 offset by advance for sale of Common Stock of 698,839 given in the previous period and deferred registration cost of $73,721.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: May 15, 2019	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 15, 2019	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)