Form 10-K
period 2019-06-30
DATASEA INC.
filed 2019-10-15
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 333-202071

DATASEA INC.
(Exact name of registrant as specified in its charter)
Nevada	45-2019013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20th Floor, Tower B, Guorui Plaza
1 Ronghua South Road, Technological Development Zone Beijing, People’s Republic of China	100176
(Address of principal executive offices)	(Zip Code)
+86 10-56145240
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	DTSS	NASDAQ Capital Market

 Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on December 31, 2018, as reported on Nasdaq Capital Market, was $69,822,573.

As of October 14, 2019, 20,943,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2019

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

- i -

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

- ii -

PART I

Item 1. Description of Business.

Overview

We are an emerging technology company in China engaged in (i) providing smart security solutions primarily to schools, scenic areas and public communities and (ii) developing education-related technologies. We leverage our proprietary technologies, intellectual property, innovative products and market intelligence to provide comprehensive and optimized security solutions and education-related technologies to our clients. We have been certified as one of the Zhongguancun High Tech Enterprises (issued by the Zhongguancun Science Park Administrative Committee) in recognition of our achievement in high technology products. Our security and technology engineers and experts create, design, build and run various security systems and education technologies tailored to our clients’ needs. Through our professional team and strong expertise in the industry, we offer our clients a broad portfolio of security solutions, along with strategic advice and ongoing management of their security infrastructure, and digital education tools or programs.

We have developed three smart security products: the safe campus security system, the scenic area security system, and the public community security system. As of the date of this report, the safe campus security system has entered the market and is used by many schools in China. The scenic area security system is in the testing phase and is expected to enter the market during calendar year 2020. Our public community security system is also in the testing phase and cannot yet predict when this system will be ready for the market.

We market and sell our smart security products, services and solutions to governments, enterprises, institutions, families and individuals through our distributors and city government partners.  Although we have generated very little revenues to date, we expect to generate revenues from sales of software systems, installation of the systems, including its software and hardware, upgrades of hardware, and support and maintenance services.

In addition, as a value-added service to our safe campus security system, we develop and offer education-related technologies to build campus networks, education management systems, education cloud platforms, science education platform and other education systems used in schools. We expect to generate revenues from sales of software sales, installation of the systems, including software and hardware, and supporting and maintenance services.

Recent Developments

On December 21, 2018, we successfully completed a registered, underwritten initial public offering and concurrent listing of the our common stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million (“2018 Offering”), of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund is being held by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between us and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. In the 2018 Offering, we sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the 2018 Offering, our common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

During our fiscal year ended June 30, 2019, we collaborated with China Association for Promoting of International Economic &Technological Cooperation (CAIETC), Zhongguancun Digital Culture Industry Alliance and the government of Xuanwu District, Nanjing Province to further expand our footprint. In July 2019, we began working with Shanghai Liangzhi Information Technology Co., Ltd. to establish an education product research and development center in Shanghai. We also collaborated with Beijing Chuangyan zhixing Education Technology Co., Ltd. to develop and promote an essential-qualities-oriented education (the so-called Suzhi education) platform. This platform will be introduced to schools across China.

Due to uncertainties of government policies, we determined to cease our smart elevator business and our collaboration with Minsheng Bank; due to low profitability, we determined to cease our cybersecurity system and equipment business.

History

We were incorporated under the laws of the State of Nevada on September 26, 2014 under the name Rose Rock Inc. On May 27, 2015, we amended our articles of incorporation to change our name to Datasea Inc. Up until October 2015, our primary business activities were providing consulting services to various U.S. companies seeking to do business in China as well as Chinese companies looking to enter the U.S. markets. Nonetheless, we were considered a shell company as defined in Rule 12b-2 under the Securities Act, as we had no or nominal business operations, employees and/or assets.

On May 26, 2015, pursuant to the terms of a stock purchase agreement, Ms. Zhixin Liu purchased 20,000,000 shares (without giving effect to our one-for-three reverse stock split that became effective on May 1, 2018), or 57.14%, of the issued and outstanding shares of our common stock from Mr. Xingzhong Sun, who was our sole officer, director and majority shareholder at the time of the transaction. As part of the transaction, Zhixin Liu was appointed as the Chairman of our Board of Directors (the “Board”).

On October 29, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Ms. Zhixin Liu and Mr. Fu Liu, the members (“Members”) of Datasea Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, whereby the Members transferred all of their membership interests of Shuhai Skill (HK) to us in exchange for the issuance of an aggregate of 20,000,000 shares* of our common stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon consummation of the Share Exchange, Shuhai Skill (HK) and its consolidated subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Tianjin Information”), became our wholly-owned subsidiary, and Shuahi Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), through its existing contractual relationship with Tianjin Information, became our variable interest entity (“VIE”). In addition, Xinzhong Sun resigned from the positions as our director, President, Secretary and Treasurer. Ms. Liu was appointed as our Chairman of the Board, Chief Executive Officer, President, Interim Chief Financial Officer, Treasurer and Secretary and Mr. Liu was appointed as a director. Mr. Liu is the father of Ms. Liu.

As a result of the Share Exchange, we, through our consolidated subsidiaries, are engaged in the business of providing Internet security products, new media advertising, micro-marketing, data analysis services in the PRC. All business operations are conducted through our wholly-owned subsidiary, Tianjin Information, and through Shuhai Beijing, our VIE. Shuhai Beijing is considered to be a VIE because we do not have any direct ownership interest in it, but, as a result of a series of contractual agreements (the “VIE Contractual Agreements”) among Tianjin Information, Shuhai Beijing and its shareholders, we are able to exert effective control over Shuhai Beijing and receive 100% of the net profits or net losses derived from the business operations of Shuhai Beijing. The VIE Contractual Agreements are more fully described below.

On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,827. Subsequent to the split, the number of our outstanding shares of our common stock increased from to 19,170,827 to 19,170,846 to accommodate certain shareholders’ positions due to rounding elections payable at the beneficial owner level. Unless otherwise stated, all shares and per share amounts in this report have been retroactively adjusted to give effect to this stock split.

VIE Agreements

Operation and Intellectual Property Service Agreement – The Operation and Intellectual Property Service Agreement allows Tianjin Information to manage and operate Shuhai Beijing and collect 100% of their net profits. Under the terms of the Operation and Intellectual Property Service Agreement, Shuhai Beijing entrusts Tianjin Information to manage its operations, manage and control its assets and financial matters, and provide intellectual property services, purchasing management services, marketing management services and inventory management services to Shuhai Beijing. Shuhai Beijing and its shareholders shall not make any decisions nor direct the activities of Shuhai Beijing without Tianjin Information’s consent.

Shareholders’ Voting Rights Entrustment Agreement – Tianjin Information has entered into a shareholders’ voting rights entrustment agreement (the “Entrustment Agreement”) under which Zhixin Liu and Fu Liu (collectively the “Shuhai Beijing Shareholders”) have vested their voting power in Shuhai Beijing to Tianjin Information or its designee(s). The Entrustment Agreement does not have an expiration date, but the parties can agree in writing to terminate the Entrustment Agreement.

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

Equity Pledge Agreement – Tianjin Information and the Shuhai Beijing Shareholders entered into an equity pledge agreement on October 27, 2015 (the “Equity Pledge Agreement”). The Equity Pledge Agreement serves to guarantee the performance by Shuhai Beijing of its obligations under the Operation and Intellectual Property Service Agreement and the Option Agreement. Pursuant to the Equity Pledge Agreement, Shuhai Beijing Shareholders have agreed to pledge all of their equity interests in Shuhai Beijing to Tianjin Information. Tianjin Information has the right to collect any and all dividends, bonuses and other forms of investment returns paid on the pledged equity interests during the pledge period. Pursuant to the terms of the Equity Pledge Agreement, the Shuhai Beijing Shareholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information. Upon an event of default or certain other agreed events under the Operation and Intellectual Property Service Agreement, the Option Agreement and the Equity Pledge Agreement, Tianjin Information may exercise the right to enforce the pledge.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

* Harbin Information Sea Information Technology Co., Ltd. is in the process of dissolution due to no operation since its inception.

Safe Campus Security System

Our safe campus security system is based on facial recognition, gesture recognition, license plate recognition and other artificial intelligence technologies. We provide our school customers, from kindergartens, elementary schools, middle schools to colleges, with two product options. Our customers can either purchase our standard version of the system that includes basic function modules, such as full-network monitoring, storage systems and visitor management systems, or a customized system that includes tailored modules, such as large-scale concurrent video monitoring modules. We are creating a hardware-software integration system to enable seamless security coverage on the campus. Our system aims to tackle security concerns on all campus, such as campus crime, fire, bullying, and to help schools prevent issues arising from personnel, technologies, equipment and other operational risks.

According to a 2019 research report by China Qianzhan Industry Research Institute, the campus security market size in China in 2019 was expected to be $6.34 billion. To capitalize the market opportunity, we plan to establish a nationwide sales network in China through our sales team, distributors and partners in various cities. Our safe campus security system will be implemented in schools in cities including Beijing, Wuhan, Handan and Harbin. In addition, our surveillance video will capture the pedestrian flow data, face information data and traffic data, which will be collected and process by our system. The intrusion alarm data, electronic guard data and other information will also be collected.

Scenic Area Security System

Our scenic area security system (currently in testing and expected to be introduced to the market during calendar year 2020) includes video surveillance, passenger flow statistics analysis, electric safety, prevention of fire hazard, parking lot management and other security monitor functions. We expect to provide our customers with two scenic area security product options. Our customers can either purchase our standard version of the system that includes basic function modules, such as full-network monitoring, storage systems and visitor management systems, or a customized system that includes tailored modules, such as 3D modeling based on geographic information system. We are creating a hardware-software integration system to enable seamless security coverage in the scenic area. Our system will allow multiple users to access and collect all the terminal data of scenic areas simultaneously and realize real-time online management to solve the issue of “isolated islands of data.” Similar to other security systems we offer, all information, including ticketing data, tourist flow data, intrusion alarm data, electronic patrol data, fire and emergency equipment distribution data, scenic retail store distribution data and other video surveillance data will be collected and proceed by our system.

We plan to promote and market our scenic area security system during the next three years. We plan to collect scenic ticketing data, tourist flow data, scenic heat map data, intrusion alarm data and emergency equipment distribution data, scenic retail store distribution data and other video surveillance data through this system to provide real-time monitoring and analysis services to our customers.

Public Community Security System

Our public community security system includes facial recognition technology, emergency rescue function, intrusion alarm, vehicle identification, RFID, smart alarm equipment and other functions.  This product is also currently in testing, and we cannot yet product when this product will enter the market. For our public community security system, we also plan to provide our customers with two product options. Our customers can either purchase our standard version of the system that includes basic function modules, such as full-network monitoring, storage systems and community visitor management systems, or a customized system that includes tailored modules, such as an emergency rescue management system. We are creating a hardware-software integration system to enable seamless security coverage in public communities. Our system aims to improve the efficiency of public community management and provide convenience for people’s life. We plan to market our public community security system market to northeastern China, Yangtze River Delta and Bohai Rim Economic Belt in the near future.

Education-related Technology

As a value-added service to our safe campus security system, we are developing and plan to offer education technologies to build campus networks, education management systems, education cloud platforms, science education platform and other education systems used in schools. We expect to generate revenues from sales of software sales, installation of the system, including its software and hardware, and supporting and maintenance services.

In July 2019, we began working with Shanghai Liangzhi information technology Co., Ltd. to establish an education product research and development center in Shanghai. We also collaborated with Beijing Chuangyan zhixing Education Technology Co., Ltd. to develop and promote an essential-qualities-oriented education (Suzhi education) platform. This platform will be introduced to schools across China.

Competitive Strengths

We believe our market position and potential future growth can be attributed to the following key factors and competitive strengths:

Advanced technology. We intend to equip our solutions with facial recognition technology, background modeling, data flow analysis and AR system cloud mirror control original security equipment to solve issue of information island and form an integrated security management system monitoring moving objects in the security area, intrusion, vehicles, network connections, etc.

Quality assurance. Since our inception, we have been certified (passed respective examinations and tests) computer information system security product quality supervision and inspection center of the Ministry of Public Security,ISO14001 and ISO18001, which ensures the high quality of our products.

Significant market opportunity. According to the 2019 intelligent security market development prospects and investment research report by China Commercial industry research institute, the total market size of China’s security industry in 2019 is around RMB 720 billion. The market size of the smart security industry was nearly RMB 30 billion in 2018 and is expected to grow into a RMB 100 billion market by 2020. We plan to capitalize such market opportunity in China and vigorously expand our business.

Strong research and development. We recruited and will continue to recruit talent to join our research and development team, which currently includes engineers who graduated from leading Chinese institutions, such as Chinese Academy of Sciences and Harbin Institute of Technology, with a strong background in S-AIOT (Security + Artificial Intelligence + Internet-of-Things).

Growth Strategy

We plan to continue to vigorously market our safe campus system in primary schools, middle schools, universities, vocational schools and colleges by participating industry conferences, through Weibo and other social media as well as our partners. We will also promote our services and products in scenic areas and communities.

We plan to further strengthen product innovation and development, expedite security data collection process and improve data analysis capabilities. We are working on a collaborative strategy to consolidate the data from our industry partners into an integrated platform for data analysis and processing to provide better security solutions to public or private institutions and families or individuals.

We also plan to expand our revenue generating potential but deploying our new scenic area and public community safety products.

Research and Development

We have a team of 15 engineers developing smart security system products and education-related technologies.

For the fiscal year ended June 30, 2019 and 2018, our research and development expenses were approximately $168,248 and $361,616. We plan to continue to invest $2 million in resources to conduct our research and development efforts.

Product Manufacturing

For cost savings purposes, we have outsourced the manufacture of hardware to third parties. We historically purchased 4S electronic student cards and attendance machines for our safe campus system from Shenzhen Yanze Technology Co., Ltd. During the fiscal year 2019, we outsourced the manufacture to Beiya technology (Hangzhou) Co., Ltd (“Beiya”) for our education technology products. Beiya produced three types of robots (educational robots, smart partners and mini robots) for us, and only sample products have been produced and delivered.

We are exploring corporative opportunities with other manufacturers and may change our suppliers from time to time.

As of the date of this report, we did not outsource the manufacture of other products to other parties, nor we had any manufacture facilities. As our business plan rolls out in the future, we may outsource the manufacture of other hardware to other manufacturers.

Marketing

We promote our smart security system through traditional and new media marketing channels. We are building a national distribution network of agents in different regions and plan to promote it through social media, online commercial advertising, industry BBS and industry conferences.

As of June 30, 2019, we had a sales and marketing team of 12 professionals. The sales expenses was $199,485 during fiscal year 2019.

Customers

We target to provide our products and services to a variety of customers, including schools, management entities of scenic areas as well as government bodies.

Competition

The security solutions industry and digital education is intensely competitive and we expect competition to increase in the future. Our primary competitors by product areas include:

●	Campus security solutions: Beijing Guoze Weiye technology and culture Co., Ltd. and Tongzhou Electronics Co.,Ltd.

●	Scenic area security solutions: Fujian Jiutian information science and technology co.,Ltd., ZheJiang Deep Intelligence Science and Technology Co., Ltd.

●	Essential-qualities-oriented education (Suzhi education) platform: Wuhan Songda education science and technology co., Ltd.

We believe that the principal competitive factors affecting the market for security solutions include breadth of product offerings, security effectiveness, manageability, reporting, technical features, performance, ease of use, price, professional services capabilities, distribution relationships and customer service and support. We believe that our solutions generally compete favorably with respect to such factors.

Intellectual Property

As of the date of this report, we have obtained 20 copyright registrations in China for our software and 3 patents in China. Since July 2018, we filed 6 patents, which are currently under review as of the date of this report.

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

The primary governmental regulations applicable to our “Safe Campus” system are (i) Security Management Regulations on Kindergartens, Elementary Schools, Middle Schools and High Schools promulgated by the Ministry of Education which requires the school management to comply with its specific requirements; (ii) The Twelfth Five Year Plan of National Education XI promulgated by the Ministry of Education in 2012 urging schools to increase investment in key areas and weak links, and constantly improve school information, modernization, and enhance the development of education system; (iii) “Notice from the Ministry of Education and Other Nine Ministries and Commissions on Accelerating the Advancement of Educational Information on a Number of Key Work “ (Teaching [2012]); (iv) Ministry of Public Security, General Office of the Ministry of Public Security (2015) No. 168 “On the Issuance of Security Regulations of Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice” which allows the installation of electronic surveillance systems on campus; (v) Office of the State Council Education Steering Committee (National Education Supervision letter [2016] No. 22) “On the Implementation of the Campus Bullying Prevention Governance;” and (vi) “Opinions of the General Office of the State Council on Strengthening the Construction of Safety Risk Prevention and Control System for Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice “ (Guo Ban Fa [2017] No. 35).

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

Employees

As of the date of this report, we have a total of 48 full time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	4
Marketing and Sales	12
Research & Development	15
Human Resource	3
Finance & Accounting	3
Audit	1
Operations	2
Administrative	2
Legal	1
Capital Market Strategy	4
Corporate Strategy Planning	1
Total	48

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

Risks Relating to Our Business and Industry

We have a limited operating history as a developer of smart security solutions and education technologies. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Our operating entity, Shuhai Beijing, was formed in February 2015 and has yet to generate material revenues and it may not generate material revenue or any profit for the foreseeable future. We are still in the process of developing, marketing and expansion of our business. We expect that our safe campus, scenic area and public community security systems supported by our smart security solutions will be our core business and main revenue producing sectors in the future. We have limited experience and operating history in developing and marketing our products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the potential growth opportunities associated with our products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early and development stage company and have limited financial resources. We had cash balances of $6,072,637 and $1,031,486 as of June 30, 2019 and June 30, 2018, respectively. We did not generate revenues during the year ended June 30, 2019.We had a net cash inflow of approximately $5 million during fiscal year ended June 30, 2019. We had a deficit of approximately$5,550,128 at June 30, 2019. Our independent registered public accounting firm included an explanatory paragraph in its audit opinion on our financial statements as of and for the years ended June 30, 2019 and 2018 that states that our losses from operations raise substantial doubt about our ability to continue as a going concern.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated no revenue from our business during the year ended June 30, 2019, and our expenses will be accrued until sufficient financing is obtained or our shareholders loan us the necessary funds to pay for these expenses. No assurances can be given that we will be able to obtain funds from our shareholders or others to continue our operations. We may need to seek additional financing. The financing sought may be in the form of equity or debt financing or a combination of both from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern and the failure to do so could cause us to cease our operations.

Supply chain issues that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

Currently, we do not own or operate our manufacturing facilities but instead rely on third party contractors to manufacture our products, and we expect that we will continue to rely on existing and new contractual manufacturers for the foreseeable future. The following reliance issues could have an adverse impact on the supply of our products and on our business and operating results:

●	Any financial problems of our contract manufacturers or component suppliers could limit supply or increase costs;

●	Reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could limit supply or increase costs; and

●	Industry consolidation occurring within one or more component supplier markets could limit supply or increase costs.

In addition, the following supply chain-related issues could adversely affect our customer relationships, operating results and financial condition:

●	a reduction or interruption in supply of one or more components;

●	a significant increase in the price of one or more components;

●	a failure to adequately authorize procurement of inventory by our contract manufacturers; and

●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

Over the long term, we intend to invest in engineering, sales, service and marketing activities, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources to key growth areas, such as smart security products and services. We are likely to recognize the costs and expenses associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Our business substantially depends upon the continued growth of the security, security-based systems, and education technologies, the decrease of which could have a negative impact on our business.

A substantial portion of our business and revenue depends on growth and evolution of the security system and education technologies in the PRC and globally, including the continued development and expansion of the Internet. To the extent that an economic slowdown or economic uncertainty and any related reductions in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results and financial condition.

Because of the rapid introduction of new products and changing customer requirements related to matters such as cost-effectiveness and security, we believe that there could be performance problems with security communications in the future, which could receive a high degree of publicity and visibility. Because smart security systems are our major products and resources, our business, operating results and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products or services. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

Product quality problems could lead to reduced revenue, gross margins, and net income.

The Internet security equipment we provide is highly complex as the products incorporate both hardware and software technologies. Neither we nor our contract manufacturers have developed a sophisticated product testing program due to the limit of available technologies. There can be no assurance that the pre-shipment testing programs we develop in the future will be adequate to detect all defects, including defects in individual products or defects affecting numerous shipments. Such potential defects might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. As an example, software typically contains bugs that can unexpectedly interfere with expected operations. From time to time, we will have to replace certain components and provide remediation in response to the discovery of defects or bugs in our products. There can be no assurance that such remediation, depending on the product involved, would not have a material adverse impact on our business. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, additional inventory costs, or product reengineering expenses, any of which could have a material adverse impact on our revenue, margins and net income.

We will likely have to incur indebtedness or issue new equity securities to fund future growth. If we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the research and development of new products and service platforms that meet the constantly evolving industry standards and consumer demands. As such, we expect that we will need additional capital to fund our future growth. We have primarily depended on loans and capital contributions from Ms. Zhixin Liu and Mr. Fu Liu, who currently serve as our only officers and directors. If cash from such sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Our success depends largely on the continued services of our key management and technical staff. In particular, our success depends on the continued efforts of Ms. Zhixin Liu, our Chairman of the Board of Directors, Chief Executive Officer and President, and Mr. Fu Liu, one of our directors and Ms. Liu’s father. Ms. Liu and Mr. Liu have been instrumental in developing our business model and are crucial to our business development. There can be no assurance that they will continue in their present capacities for any particular period of time. The loss of the services of Ms. Liu and/or Mr. Liu could materially and adversely affect our business development.

The various industries we are in are characterized by constant and rapid technological change and evolving standards. If we fail to anticipate and adapt to these changes and evolutions, our sales, gross margins and profitability will be adversely affected.

Technologies change rapidly in the security solution, new media advertising, micro marketing and data processing industries with frequent new products and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

We may face heightened competition from existing mature competitors as well as new entrants into the security equipment and service industries in which we compete within the PRC. If we are unable to compete effectively, we may lose customers and our financial results will be negatively affected.

The security and marketing industries in the PRC are highly competitive. Currently, Shuhai Beijing’s primary competitors for security solutions education-related technologies are mature companies with longer operating histories, more engineering resources, relatively sophisticated distribution channels and existing customer bases. For our campus security solutions, we compete with others who also offer their own campus electronic management solutions. Further, there are new competitors entering our industries. As a result, we could experience difficulties in obtaining customers, capturing market share, and generating revenue from our major products and services.

We depend on contract manufacturers, and our production and products could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We rely on third party contract manufacturers to provide manufacturing services for our products. If these services become unavailable, we would be required to identify and enter into new agreements with other contract manufacturer or take the manufacturing in-house. The loss of our contract manufacturers could significantly disrupt production as well as increase the cost of production. These changes could have a material adverse effect on our business and results of operations.

Our smart security systems may not be accepted by the intended users of our products, which could harm our future financial performance.

There can be no assurance that our smart security systems will achieve wide acceptance by our intended users. The degree of market acceptance for products and services based on our technology will also depend upon a number of factors, including the establishment and demonstration of the ability of our proposed solutions to provide an acceptable level of security in an efficient manner. Long-term market acceptance of our products and services will depend, in part, on the capabilities and operating features of our products and technologies as compared to those of other available products and services. As a result, there can be no assurance that currently available products, or products under development for commercialization, will be able to achieve market penetration, revenue growth or profitability, which would harm our future financial performance.

Changes to existing regulations may present technical, regulatory and economic barriers to the provision of our products and services, which may significantly increase our costs and adversely affect the results of our operations.

The smart security industry in China is highly regulated by the PRC Ministry of Public Security and Ministry of Industry and Information Technology. The PRC Ministry of Public Security and the Ministry of Industry and Information Technology might change the regulatory framework or impose higher technical standards in the future. As a result of this significant regulation, we may be unable to comply with existing or new laws, rules and regulations, and may have to incur extra costs in connection with engaging new technical staff, improving our existing products, and renewing our licenses.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading and trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the U.S. Securities and Exchange Commission (or the SEC) thereunder. Our senior management, which currently consists solely of Ms. Zhixin Liu, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management’s override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management has identified the following material weaknesses and believes that, as of June 30, 2019, our internal control over financial reporting was not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in generally accepted accounting principles of the United States (or U.S. GAAP); and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. We have retained a Chief Financial Officer whose service has begun since December 21, 2018. We also adopted internal control policies, including but not limited to a cash flow control policy, review of the accounting professional’s duties and responsibilities handbook, a travel allowance policy, a budget approval process, a reimbursement policy, a receivable policies, an asset control policy, an internal auditing policy and a cost accounting policy. In addition, we established an internal audit department led by the director of internal audit and a legal team to ensure proper compliance and risk management.

If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure will result in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating U.S. public companies.

As a public company, we are facing with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, our executive officers have little experience in operating a U.S. public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

Failure to comply with the Foreign Corrupt Practices Act could adversely affect our business.

We are required to comply with the United States Foreign Corrupt Practices Act (or FCPA), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of other companies or government agencies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

We have operations, agreements with third parties, and make sales in China. Companies with operations in China have been accused and found guilty of sales practices that involve unlawful activity, including violations of the FCPA. We believe to date we have complied in all material respects with the provisions of the FCPA. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants and/or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

We may be subject to liability if private information that we receive is not secure or if we violate privacy laws and regulations.

Because we store, process and use data, some of which contain personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to constant evolvement and change and uncertain interpretation. Any violation of these laws could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition.

In November 2016, the Standing Committee of the National People’s Congress passed China’s first cybersecurity law, or CSL, which took effect in June 2017. The CSL systematically lays out cybersecurity and data protection regulatory requirements and subjects many previously under-regulated or unregulated activities in cyberspace and data management to government scrutiny. The costs of compliance with and other burdens imposed by CSL may limit the use and adoption of our products and services and could have an adverse impact on our business.

The European Union General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, includes operational requirements for companies that receive or process personal data of residents of the European Economic Area. The GDPR establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under the GDPR for financial or non-financial losses. Although we do not conduct any business in the European Economic Area, in the event that residents of the European Economic Area access our website and input protected information, we may become subject to provisions of the GDPR. Compliance with the GDPR will impose additional responsibilities and liabilities in relation to our processing of personal data. The GDPR may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition.

We are also subject to laws restricting disclosure of information relating to our employees. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, cybersecurity and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or our third-party service-providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our business and operating results.

Risks Relating to Our Corporate Structure

Our corporate structure, in particular, our Variable Interest Entities (or VIE), and their Agreements (or VIE Agreements), are subject to significant risks, as set forth in the following risk factors.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

Our affiliation with Shuhai Beijing is managed through the VIE Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as direct ownership. The VIE Agreements are governed by and would be interpreted in accordance with the PRC laws. They also provide for the resolution of disputes through arbitration pursuant to PRC laws. If Shuhai Beijing fails to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under the PRC law, including seeking specific performance or injunctive relief, and claiming damages. There is a risk that we may be unable to obtain any of these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements, or could effect the validity of the VIE Agreements.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

All of our business is conducted through Shuhai Beijing, which is considered a VIE for accounting purposes, and we are considered the primary beneficiary, thus enabling us to consolidate our financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE under applicable accounting rules, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for accounting purposes. If such entity’s financial results were negative, this would have a corresponding negative impact on our operating results for reporting purposes.

Because we rely on the Operation and Intellectual Property Service Agreement with Shuhai Beijing for our revenue, the termination of this agreement would severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and all of our business operations are conducted through the VIE Agreements. As a result, our revenues rely on dividend payments from Tianjin Information after it receives payments from Shuhai Beijing pursuant to the Operation and Intellectual Property Service Agreement. Shuhai Beijing may terminate the Operation and Intellectual Property Service Agreement for any or no reason at all. Because neither we, nor our subsidiaries, own equity interests of Shuhai Beijing, the termination of the Operation and Intellectual Property Service Agreement would sever our ability to continue receiving payments from Shuhai Beijing under our current holding company structure. While we are currently not aware of any event or reason that may cause the Operation and Intellectual Property Service Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Operation and Intellectual Property Service Agreement is terminated, this would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

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

We conduct our business through Shuhai Beijing by means of VIE Agreements. If the PRC courts or administrative authorities determine that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Tianjin Information and Shuhai Beijing. We have been advised by our PRC counsel, Jingtian & Gongcheng, based on their understanding of the current PRC laws, rules and regulations, that (i) the structure for operating our business in China (including our corporate structure and contractual arrangements with Shuhai Beijing and its shareholders) will not result in any violation of PRC laws or regulations currently in effect; and (ii) the contractual arrangements among Tianjin Information and Shuhai Beijing and its shareholders governed by PRC law are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations concerning foreign investment in the PRC, and their application to and effect on the legality, binding effect and enforceability of the contractual arrangements. In particular, we cannot rule out the possibility that PRC regulatory authorities, courts or arbitral tribunals may in the future adopt a different or contrary interpretation or take a view that is inconsistent with the opinion of our PRC legal counsel.

If any of our PRC entities or their ownership structure or the contractual arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of our PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses;

●	discontinuing or restricting the operations;

●	imposing conditions or requirements with which the PRC entities may not be able to comply;

●	requiring us and our PRC entities to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our 2018 offering to finance our business and operations in China; or

●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

The shareholders of our VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Ms. Zhixin Liu and Mr. Fu Liu are majority shareholders of our Company and the shareholders of our VIE, Shuhai Beijing. Ms. Liu is our Chairman, Chief Executive Officer, President, Interim-CFO, Secretary and Treasurer, while Mr. Liu is one of our directors. They may have potential conflicts of interest with us. These shareholders may breach, or cause our VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and our VIE, which would have a material and adverse effect on our ability to effectively control our VIE and receive substantially all the economic benefits from it. For example, the shareholders may be able to cause our agreements with Shuhai Beijing to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company. We rely on Ms. Liu and Mr. Liu to abide by the laws of the State of Nevada and China, which provide that directors owe a fiduciary duty to the company that requires them to act in good faith and in what they believe to be the best interests of the company and not to use their position for personal gains. If we cannot resolve any conflict of interest or dispute between us and the shareholders of Shuhai Beijing, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

The draft Foreign Investment Law proposes sweeping changes to the PRC foreign investment legal regime and will likely to have a significant impact on businesses in China controlled by foreign invested enterprises primarily through contractual arrangements, such as our business.

On January 19, 2015, the PRC Ministry of Commerce (or MOFCOM) published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Foreign Investment Law, which was open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the draft Foreign Investment Law (or the Explanatory Note), which contains important information about the draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises (or FIEs), primarily through contractual arrangements. The draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as their respective detailed implementing rules. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects. The draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance by the Ministry of Commerce, treated as a PRC domestic investor provided that the entity is “controlled” by PRC entities and/or citizens. Once an entity is determined to be a FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a “catalogue of special administrative measures for foreign investments,” which is classified into the “catalogue of prohibitions” and the “catalogue of restrictions”, to be separately issued by the State Council later. Foreign investors are not allowed to invest in any sector set forth in the catalogue of prohibitions. However, unless the underlying business of the FIE falls within the catalogue of restrictions, which calls for market entry clearance by the Ministry of Commerce, prior approval from governmental authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

The specifics of the draft Foreign Investment Law’s application to variable interest entity structures have yet to be proposed, but it is anticipated that the draft Foreign Investment Law will regulate variable interest entities. MOFCOM suggests both registration and approval as potential options for the regulation of variable entity structures, depending on whether they are “Chinese” or “foreign-controlled”. One of the core concepts of the draft Foreign Investment Law is “de facto control”, which emphasizes substance over form in determining whether an entity is “Chinese” or “foreign-controlled”. This determination requires considering the nature of the investors that exercise control over the entity. “Chinese investors” are natural persons who are Chinese nationals, Chinese government agencies and any domestic enterprise controlled by Chinese nationals or government agencies. “Foreign investors” are foreign citizens, foreign governments, international organizations and entities controlled by foreign citizens and entities. We are majority controlled by Mr. and Ms. Liu, both of whom are PRC nationals, therefore, it increases the likelihood that our company may be deemed “Chinese” controlled. In its current form, the draft Foreign Investment Law will make it difficult for foreign financial investors, including private equity and venture capital firms, to obtain a controlling interest of a Chinese enterprise in a foreign restricted industry. However, under the proposed new law, we may no longer need to hold interests in our operating affiliate through contractual arrangements and may be able to have control through direct equity ownership.

On April 17, 2018, the Standing Committee of the National People’s Congress published its legislation work plan for 2018, according to which the draft Foreign Investment law will be deliberated by the Standing Committee of the National People’s Congress in December 2018. However, there are still substantial uncertainties regarding the draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption timeline or effective date of the final form of the law. While such uncertainties exist, we cannot determine whether the new foreign investment law, when it is adopted and becomes effective, will have a material positive or negative impact on our corporate structure and business.

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

We are a “controlled company” within the meaning of the NASDAQ Stock Market Rules and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

We are a “controlled company” as defined under the NASDAQ Stock Market Rules because Mr. Liu and Ms. Liu hold more than 50% of our voting power. For so long as we remain a controlled company under that definition, we are permitted to elect to rely, and will rely, on certain exemptions from the obligation to comply with certain corporate governance requirements, including:

●	the requirement that our director nominees must be selected or recommended solely by independent directors; and

●	the requirement that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As a result, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Stock Market.

Risks Associated With Doing Business in China

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products.

All of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and services.

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

Any significant appreciation or revaluation of the Renminbi may have a material adverse effect on the value of, and any dividends payable on, shares of our common stock in foreign currency terms. More specifically, if we decide to convert our Renminbi into U.S. dollars, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars we receive from our 2018 offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the Renminbi to the U.S. dollar could materially and adversely affect the price of shares of our common stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under our subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to convert Renminbi into foreign currency for capital expenditures.

Our subsidiaries and affiliated entities in China are subject to restrictions on making dividends and other payments to us.

We are a holding company and rely principally on dividends paid by our subsidiary in China for our cash needs, including paying dividends and other cash distributions to our shareholders to the extent we choose to do so, servicing any debt we may incur and paying our operating expenses. Tianjin Information’s income in turn depends on the service fees paid by our affiliated entities in China. Current PRC regulations permit our subsidiary in China to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under the applicable requirements of PRC law, Tianjin Information may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, if our subsidiaries or our affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to make dividends or make payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

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

The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is uncertain. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

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

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

As an offshore holding company of our PRC subsidiary, we may (i) make loans to our PRC subsidiary and affiliated entities, (ii) make additional capital contributions to our PRC subsidiary, (iii) establish new PRC subsidiaries and make capital contributions to these new PRC subsidiaries, and (iv) acquire offshore entities with business operations in China in an offshore transaction. However, most of these uses are subject to PRC regulations and approvals. For example:

●	loans by us to our wholly-owned subsidiary in China, which is a foreign-invested enterprise, cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange of the PRC (or SAFE) or its local counterparts;

●	loans by us to our affiliated entities, which are domestic PRC entities, over a certain threshold must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts; and

●	capital contributions to our wholly-owned subsidiary must file a record with the MOFCOM or its local counterparts and shall also be limited to the difference between the registered capital and the total investment amount.

We cannot assure you that we will be able to obtain these government registrations or filings on a timely basis, or at all. If we fail to finish such registrations or filings, our ability to use the proceeds from our 2018 offering and to capitalize our PRC subsidiary’s operations may be adversely affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the State Administration of Foreign Exchange (SAFE) promulgated a notice relating to the administration of foreign-invested company of its capital contribution in foreign currency into Renminbi (Hui Fa [2015]19) (or Circular 19). Although Circular 19 has fastened the administration relating to the settlement of exchange of foreign-investment, allows the foreign-invested company to settle the exchange on a voluntary basis, it still requires that the bank review the authenticity and compliance of a foreign-invested company’s settlement of exchange in previous time, and the settled in Renminbi converted from foreign currencies shall deposit on the foreign exchange settlement account, and shall not be used for several purposes as listed in the “negative list”. As a result, the notice may limit our ability to transfer funds to our operations in China through our PRC subsidiary, which may affect our ability to expand our business. Meanwhile, the foreign exchange policy is unpredictable in China, it shall be various with the nationwide economic pattern, the strict foreign exchange policy may have an adverse impact in our capital cash and may limit our business expansion.

Governmental control of the convertibility of Renminbi and restrictions on the transfer of cash into and out of China may constrain our liquidity and adversely affect our ability to use cash in our operation.

The PRC government also imposes controls on the convertibility of the Renminbi into foreign currencies. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE, by complying with certain procedural requirements. Approvals from appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may, at its discretion, impose any restriction on access of foreign currencies for current account transactions.

As an offshore holding company of our PRC subsidiary, the majority of our income is received in Renminbi. If the PRC government imposes restrictions on access of foreign currencies for current account transactions, we may not be able to pay dividends in foreign currencies to our shareholders.

A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles (or SAFE Circular No. 37), effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

These regulations apply to our direct and indirect shareholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations, and since SAFE Circular No. 37 was relatively new, there remains uncertainty with respect to its implementation. As of the date of this report, all PRC residents known to us that currently hold direct or indirect interests in our company have completed the necessary registrations with SAFE as required by SAFE Circular 37. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with the requirements of SAFE Circular 37.  However, we cannot assure you that these individuals or any other direct or indirect shareholders or beneficial owners of our company who are PRC residents will be able to successfully complete the registration or update the registration of their direct and indirect equity interest as required in the future. If they fail to make or update the registration, our shareholders could be subject to fines and legal penalties, and SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting our PRC subsidiary’s ability to distribute dividends to, or obtain loans denominated in foreign currencies from, our company, or prevent us from paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

We may be subject to fine due to our insufficient payment of the social insurance and housing fund of the employees.

Pursuant to the Social Insurance Law of the PRC, as amended on December 29, 2018,and the Regulation on the Administration of Housing Accumulation Funds, as amended on March 24, 2019, employers in China shall register with relevant social insurance agency and relevant housing provident fund management center and open special housing provident fund accounts for each of their employees, and pay contributions to the social insurance plan and the housing provident fund for their employees, such contribution amount payable shall be calculated based on the employee’s actual salary in accordance with the relevant regulations. In case the employer failed to make sufficient payment of the social insurance, it may be subject to fine up to 3 times of the insufficient amount. If the employer failed to register with relevant housing provident fund management center or failed to open special housing provident fund accounts for the employees within the ordered time limit, a fine of not less than RMB10,000 nor more than RMB50,000 may be imposed. In addition, if the employer fails to pay sufficient contributions to housing provident fund as required, the housing provident fund management center shall order it to make the payment and deposit within a prescribed time limit; where the payment has not been made after the expiration of the time limit, the housing provident fund management center may request the people’s court for compulsory enforcement. On July 20, 2018, the General Office of the Communist Party of China and the General Office of the State Council jointly issued the Reform Plan on Tax Collection and Administration Systems for Local Offices of the State Administration of Taxation and Local Taxation Bureaus, according to which the collection and administration of social insurance will be transferred from the social insurance departments to competent tax authorities, and the supervision over the payment of social insurance will be significantly strengthened in the way that an enterprise must pay social insurance for its employees based on their overall salary at certain legally required rates. If we are fined due to insufficient payment of the social insurance and housing fund of the employees, our business operations could be materially and adversely affected.

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct substantially all of our operations in China and all of our officers and directors reside in China.

We conduct substantially all of our operations in China through Shuhai Beijing, our consolidated VIE in China. All of our current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. Because of this factor, it may be difficult for you to conduct due diligence on our company, our executive officers or directors and attend stockholders meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

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

The economy of China has been experiencing significant growth, leading to inflation and increased labor costs. China’s overall economy and the average wage in the PRC are expected to continue to grow. Future increases in China’s inflation and material increases in the cost of labor may materially and adversely affect our profitability and results of operations.

To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company are located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to our company in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers are or become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

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

Risks Relating to Our an Investment in Our Common Stock

Our majority stockholders will control our Company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our officers and directors collectively hold approximately 78% beneficial ownership of our Company. Two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

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

The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently do not own any real estate or land use rights. We lease office space of approximately 2,007.46 square meters from Beijing Kaipeng Technology Co., Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $33,100 (RMB225,922.89). The lease agreement expired on October 7, 2022, we received a six-month rent free (two months for each year) discount, We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2020, as amended on May 1, 2019. We pay an annual rent of approximately $2,930 for this space. We believe the rented space is sufficient for our current operations.

In August 2019, we moved our headquarters from 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, China, to the current address.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock started trading on the NASDAQ Capital Market under the symbol “DTSS” on December 18, 2018. The following table sets forth the high and low bid prices for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter ended	HIGH	LOW
June 30, 2019	$3.14	$1.45
March 31, 2019[1]	$4.12	$1.62
December 31, 2018	$17.70	$3.90
September 30, 2018	$17.97	$15.00
June 30, 2018[2]	$18.00	$11.00

1.	On December 21, 2018, we consummated a registered, underwritten public offering of 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share.

2.	On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018. The stock price in this quarter is presented on a post-split basis.

Holders

We had 439 holders of record of our common stock as of October 14, 2019.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock of the Company to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of common stock of the Company to Ms. Liu.

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

On April 12, 2018, our board of directors and stockholders approved a one-for-three reverse stock split of our issued and outstanding shares of common stock, which became effective on May 1, 2018, decreasing the number of outstanding shares from 57,511,771 to 19,170,827. Subsequent to the split, the number of our outstanding shares increased from to 19,170,827 to 19,170,846 to accommodate certain shareholders’ positions due to rounding elections payable at the beneficial owner level. Unless otherwise stated, all shares and per share amounts in this form 10K have been retroactively adjusted to give effect to this stock split.

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

On December 21, 2018, the Company successfully completed a registered, underwritten initial public offering and concurrent listing of the Company’s common stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund was held and disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. The Company sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

In addition, the Company has agreed to issue warrants to the representative of the underwriters to purchase 101,500 shares of common stock at an exercise price of $6. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023.

We believe that the increased demand for security equipment and related products in China presents an attractive opportunity for the Company to establish and grow its business in the next twelve months.

Results of Operations

Years Ended June 30, 2019 and 2018

Revenue

We did not generate any revenue during year  ended June 30, 2019, as compared to $10,571 of revenue from the services rendered under our government procurement contract with the Bureau of Public Security of Daqing City in Heilongjiang Province, China for the years ended June 30, 2018. During the year ended June 30, 2018, the Company focused its resources on the “Safe Campus” and “Smart Elevator” programs. The “Smart Elevator” program is currently suspended since we found there is no market demand. We expect to generate the revenue from “Safe Campus” program during fiscal 2020.

Cost of Goods and Gross Profit

We recorded $0 and $4,819 of cost of goods sold and $0 and $5,752 of gross deficit for the years ended June 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $199,486 and $172,029 for the years ended June 30, 2019 and 2018, respectively. The increase in selling expense was primarily due to increase in in salaries since the Company hired more employees to market the Company’s Safe Campus products.

For the years ended June 30, 2019 and 2018, general and administrative expenses were $1,131,575 and $1,133,534, respectively.

We incurred research and development expenses of $168,248 and $361,616 during the years ended June 30, 2019 and 2018, respectively. The decrease in research and development expenses are mainly related to our “Safe Campus” and “Smart Elevator” programs and expenses incurred in fiscal year 2018.

Net Loss

Due to our lack of recurring revenue, we generated net losses of $1,425,181 and $1,604,141 for the years ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. Based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources fund our operations through December 2020.

The Company’s management recognizes that the Company must generate sales and additional cash resources to enable it to continue to develop its operations. Based on increased demand for internet services in China, including internet security and big data integration, the Company’s management team expects growth in its business. On December 18, 2018, the company completed a registered underwritten common stock offering with net proceeds $5.7 million after deducting underwriter’s commission and other offering costs, which will help the Company’s cash flow during fiscal 2020.

The Company expects to generate revenue through expansion of the current safe campus business and through product innovation and development, which is expected to lead to the introduction of new products such as the scenic area and public community security products. If revenues are not generated or do not reach the level anticipated in the Company’s plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, the Company expects to fund any cash flow shortfall through financial support from the Company’s majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, readers are cautioned that additional cash resources may not be available to the Company on desirable terms, or at all, if and when needed by the Company.

As of June 30, 2019, we had a working capital of $4,568,461. Our current assets on June 30, 2019 were $6,251,863 primarily consisting of cash of $6,072,637, inventory of $73,294 and prepaid expenses and other current assets of $105,932. Our current liabilities were primarily composed of accounts payable of $13,088, accrued expenses and other payables of 264,684 advances from customer of $1,318,897 and loan payable from a shareholder of $86,733,

As of June 30, 2018, we had a working capital of $1,044,432. Our current assets on June 30, 2018 were $1,235,276 primarily consisting of cash of $1,031,486, inventory of $75,910 and prepaid expenses and other current assets of $127,880. Our current liabilities were primarily composed of accounts payable of $13,503, accrued expenses and other payables of $150,283 and loans payable to a shareholder of $27,058.

Cash Flow from Operating Activities

Net cash provided by operating activities was $75,952 during the year ended June 30, 2019, which consisted of our net loss of $1,425,181, offset by depreciation and amortization of $36,306, a change of prepaid expenses and other current assets of $18,116, advances from customer of $1,323,792 and a change of accrued expenses and other payables of $122,640

Net cash used in operating activities was $1,484,730 during the year ended June 30, 2018, which consisted of our net loss of $1,604,141, offset by depreciation and amortization of $32,694, expenses paid by our president of $9,000, a change of accounts receivable of $225, a change of inventory of $27,195, a change of prepaid expenses and other current assets of $31,660, and a change of accrued expenses and other payables of $81,958.

Cash Flow from Investing Activities

Net used in investing activities totaled $566,385 for the year ended June 30, 2019, which primarily related to cash paid for the acquisition of office furniture, equipment and patent, and prepaid expenses in intangible asset.

Cash used in investing activities totaled $27,454 for the year ended June 30, 2018, which primarily related to cash paid for the acquisition of office furniture, equipment and patent.

Cash Flow from Financing Activities

Net cash provided by financing activities was $5,609,202 during the year ended June 30, 2019, which primarily consisted of proceeds of a shareholder loan, net of $60,867 the net proceeds from sale of the Company’s common stock of $307,445 and the net proceeds from sale of common stock $4,840,889, which is offset by $1,000,000 which was placed in escrow, and $400,000 released from escrow account.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of June 30, 2019, our internal control over financial reporting was not effective due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

Management Plan to Remediate Material Weaknesses

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the year ended June 30, 2019, we have retained a Chief Financial Officer whose service has begun since December 21, 2018. In addition, we have adopted internal control policies, including but not limited to a cash flow control policy, review of the accounting professional’s duties and responsibilities handbook, a travel allowance policy, a budget approval process, a reimbursement policy, a receivable policies, an asset control policy, an internal auditing policy and a cost accounting policy. In addition, we established an internal audit department led by the director of internal audit and a legal team to ensure proper compliance and risk management.

We expect to implement the following measures in the fiscal year ending June 30, 2020 to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Zhixin Liu	33	Chairman of the Board, CEO, President, Secretary and Treasurer
Jijin Zhang	50	Chief Financial Officer
Fu Liu	54	Director
Tongjun Si	78	Independent Director
Stephen (Chun Kwok) Wong	37	Independent Director
Ling Wang	63	Independent Director

Biographical Information

Ms. Zhixin Liu. Ms. Liu currently serves as our Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer. Prior to founding Shuhai Beijing in February of 2015, from February 2012 to January 2015, Ms. Liu also worked as the General Manager of Harbin Jinfenglvyuan Bio-Technology Co., Ltd. where she was responsible for implementing the company’s annual work plan, financial budget report, profit distribution, utilization plan, conducting the daily management of the company, and signing agreements on behalf of the company. From January 2011 to February 2012, Ms. Liu worked as a board director in Beijing Jinyajianguo Refrigeration Plants Manufacturing Co., Ltd., a private company. Ms. Liu studied IT Management at Employee University directly under Heilongjiang Provincial Governmental Departments. She also had business administration courses at China Agricultural University. As our President and Chief Executive Officer, Ms. Liu brings to the Board an intimate understanding of the industry and our operations. We believe Ms. Liu’s experience qualifies her to serve on our board of directors.

Mr. Jijin Zhang. Mr. Zhang has served as our Chief Financial Officer since December 21, 2018. Prior to joining our company, Mr. Zhang was the member of the Board of Supervisors of Beijing Tongfang Shenhuo Co., Ltd. overseeing its internal accounting practice, and the Chief Financial Officer of Hebei Tsinghua Tongfang Electronics Co., Ltd. from 2005 to August 2018. He served as Chief Financial Officer of Beijing Hede Group Co., Ltd. from 1995 to 2005. Mr. Zhang received his Bachelor’s degree in accounting from North China University of Technology in 1995.

Mr. Fu Liu. Mr. Liu currently serves as a member of our Board of Directors. Mr. Liu has served as the chairman of the board of directors of Shuhai Beijing since February 2015. Prior to his service on the board of Shuhai Beijing, from February 2012 to January 2015, Mr. Liu served as the Chairman of Board of Directors of Harbin Jinfenglvyuan Bio-Technology Co. Ltd. From January 2011 to January 2015, he served as a director of Beijing Jinyajianguo Refrigeration Equipment Co., Ltd. Prior to that, Mr. Liu was the director of Kedong County Rural Economic Management Office in Qiqihar City in Heilongjiang Province from January 2005 to January 2012. Mr. Liu studied accounting at Heilongjiang Institute of Finance and Economics in June 1987 and completed legal studies at the CPC Party School Heilongjiang Provincial Committee in 1989. Among other qualifications, Mr. Liu brings to the Board extensive knowledge of our business, relevant executive officer experience as well as governmental and political expertise. We believe Mr. Liu’s experience qualifies him to serve on our board of directors.

Mr. Stephen (Chun Kwok) Wong. Mr. Wong has served as a member of our Board of Directors since December 21, 2018. Mr. Wong currently serves as the chief executive officer of Splendid Holding Limited, an interior design company incorporated in Hong Kong. Mr. Wong served as the group financial controller for Fitness World (Group) Limited and MJ Medical Beauty Limited from February 2017 to August 2018. He was a senior associate at Pricewaterhouse Coopers Limited (PwC) from January 2016 to January 2017. He worked at Moore Stephens Associates Limited (Hong Kong) as a senior associate from October 2010 to December 2015. He was a supervisor at KLC Kennic Lui & Co. from July 2009 to August 2010 and an auditor at KLC CPA Limited from October 2005 to June 2008.  Mr. Wong studied accounting and received his Bachelor of Commerce degree in Accounting from Macquarie University in Sydney, Australia in 2005. We believe Mr. Wong’s experience qualifies him to serve on our board of directors.

Mr. Tongjun Si. Mr. Si has served as a member of our Board of Directors since December 21, 2018. Since January 1998, Mr. Si served as the commissioner of 12th precinct, the chief of the technology bureau and the director of the Police Association of China of the Ministry of Public Security. After retiring in 2002, he has been serving as the vice chairman of China Security & protection Industry Association. Mr. Si graduated from Xi’an Military Telecommunication Engineering Institute (now Xidian University) in 1960. We believe Mr. Si’s experience qualifies him to serve on our board of directors.

Ms. Ling Wang. Ms. Ling Wang has served as a member of our Board of Directors since December 21, 2018. Ms. Wang served as the Secretary of Party Committee at University of International Business and Economics from 2004 to 2016. She also worked at Consulate General of the People’s Republic of China in San Francisco from 1999 to 2003. From 1987 to 1999, she served various positions at the Ministry of Education of the People’s Republic of China. Ms. Wang received a Master’s degree in law from Renmin University of China in 1983. We believe Ms. Wang’s experience qualifies her to serve on our board of directors.

Family Relationships

Mr. Liu, our director, is the father of Ms. Liu, our Chairman, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Corporate Secretary.

The Board and Committees

Our Board has an Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee. Our Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee each complies with the listing requirements of the Nasdaq Marketplace Rules. At least one member of the Audit Committee is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and each member is “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules. Our board has determined that Stephen Wong meets those requirements.

Audit Committee

Stephen Wong, Tongjun Si and Ling Wang are the members of our Audit Committee and Stephen Wong serves as the chairperson. All members of our Audit Committee satisfies the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

We adopted and approved a charter for the Audit Committee. In accordance with our Audit Committee Charter, our Audit Committee shall perform several functions, including:

•	evaluate the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;

•	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;

•	monitor the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	review the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the board;

•	review and approves in advance any proposed related-party transactions and report to the full board of directors on any approved transactions; and

•	provide oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board of directors, including Sarbanes-Oxley Act implementation, and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

It is determined that Stephen Wong possesses accounting or related financial management experience that qualifies him as an "audit committee financial expert" as defined by the rules and regulations of the SEC.

Compensation Committee

Ling Wang, Stephen Wong and Tongjun Si are the members of our Compensation Committee and Ling Wang is the chairperson. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee shall be responsible for overseeing and making recommendations to the board of directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nomination and Corporate Governance Committee

Tongjun Si, Ling Wang and Stephen Wong are the members of our Nomination and Corporate Governance Committee and Tongjun Si serves as the chairperson. All members of our Nomination and Corporate Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Nomination and Corporate Governance Committee prior to consummation of this offering. In accordance with the Nomination and Corporate Governance Committee’s Charter, the Nomination and Corporate Governance Committee shall be responsible to identity and propose new potential director nominees to the board of directors for consideration and review our corporate governance policies.

Independence of the Board

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, our board has determined that Stephen Wong, Tongjun Si and Ling Wang do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq.

In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

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

Code of Conduct and Ethics

We have adopted a written code of ethics  that applies to all of our directors, officers and employees in accordance with the rules of the NASDAQ Stock Market and the SEC. We have filed a copy of our code of ethics as an exhibit to the Registration Statement on Form S-1 (No. 333-221906). You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended June 30, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the Company in all capacities for our fiscal years ended June 30, 2019 and 2018 for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and	Fiscal	Salary		Bonus	Stock Awards	Option Awards	Other Compensation	Total
Principal Position	Year	($)		($)	($)	($)	($)	($)

Ms. Zhixin Liu	2019	$35,686		—	—	—	—	$35,686
Chairman, CEO, President, Secretary and Treasurer	2018	$27,642	(1)	—	—	—	—	$27,642
Jijin Zhang	2019	$15,506						$15,506
CFO	2018	$2258.8						$2258.8

(1)	Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal years 2018 and 2017.

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2019.

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

Director Compensation

The following table shows for the fiscal year ended June 30, 2019, certain information with respect to the compensation of our directors:

Fiscal Year 2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Zhixin Liu*	—	—	—
Fu Liu	27,642		27,642
Tongjun Si	8,434.66		8434.66
Stephen (Chun Kwok) Wong	8,434.66		8434.66
Ling Wong	8,434.66		8434.66

*Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 14, 2019 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% Stockholder
Zhixin Liu	9,583,335	50.0%
Fu Liu	5,416,668	28.3%
Directors and Executive Officers:
Zhixin Liu	9,583,335	50.0%
Fu Liu	5,416,668	28.3%
All officers and directors as a group (two persons)	15,000,003	78.3%

(1)	Applicable percentage of ownership is based on 19,170,846 shares of common stock outstanding as of October 14, 2019, together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.

(2)	Unless otherwise indicated, the address for the shareholders is 20th Floor, Tower B of Guorui Plaza, 1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Ms. Liu has paid certain operating expenses on behalf of us for product research and development, market expansion and general operation. As of June 30, 2019 and June 30, 2018, the amounts due to Ms. Liu were $86,733 and $27,058, respectively. These amounts are interest-free, unsecured and due on demand. We have not received any demand for payments.

On January 1, 2016, Ms. Liu entered into a car rental agreement with us. Pursuant to the agreement, we rent a car from Ms. Liu for a monthly rent of approximately $764. The agreement expired on December 31, 2018 but was extended by the parties to December 31, 2020. The rent paid under this agreement was $13,184 and $9,000 for the years ended June 30, 2019 and 2018 respectively.

On November 11, 2017, we bought a used car for $3,054 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

In April 2017, we entered into an apartment rental agreement with Ms. Liu. Pursuant to the agreement, we rent an apartment from Ms. Liu with an annual rent of approximately $2,930. The agreement was renewed and the term was extended to April 30, 2020.

On March 19, 2018, we entered into agency agreements with seven stockholders of our company. Pursuant to these agreements, such stockholders are authorized as agents to market our Xin platform application (an online platform that was designed to identify potential customers and to market our products and services to targeted groups based on the data collected through our security systems) in specific areas of China in collaboration with China Minsheng Bank. Each agent was required to pay a Xin platform application usage fee of $764 and deposit $764 in financial products offered by China Minsheng Bank via Xin platform applications. Each agent would receive $8 for each customer that applies for a credit card of China Minsheng Bank via Xin platform application. Due to uncertainties of government policies, we determined to cease our collaboration with China Minsheng Bank. These shareholders were no longer marketing the Xin platform applications.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm Wei, Wei & Co., LLP, during the fiscal years ended June 30, 2019 and 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2019	2018
Audit Fees	$58,000	$34,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$58,000	$34,000

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2019 and 2018 is compatible with and did not impair their independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-18 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.

10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.
10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Translation of Employment Agreement, dated August 21, 2018 by and between Shuhai Information Technology Co., Ltd. and Mr. Jijin Zhang, incorporated herein by reference to Exhibit 10.17 of the S-1/A filed on October 16, 2018.
10.17	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.18*	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1*	Subsidiaries of the Company.
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: October 15, 2019	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	President, Chief Executive Officer (principal executive officer) and Chair	October 15, 2019
Zhixin Liu

/s/ Jijin Zhang	Chief Financial Officer	October 15, 2019
Jijin Zhang	(principal accounting and financial officer)

/s/ Fu Liu	Director	October 15, 2019
Fu Liu

/s/ Tongjun Si	Independent Director	October 15, 2019
Tongjun Si

/s/ Chun Kwok Wong	Independent Director	October 15, 2019
Chun Kwok Wong

/s/ Ling Wang	Independent Director	October 15, 2019
Ling Wang

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

DATASEA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Datasea, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datasea, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Flushing, New York

October 15, 2019

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018

ASSETS
Current Assets
Cash	$6,072,637	$1,031,486
Inventory	73,294	75,910
Prepaid expenses and other current assets	105,932	127,880
Total Current Assets	6,251,863	1,235,276

Property and equipment, net	41,116	55,270
Intangible assets, net	555,811	13,887
Deferred registration costs	-	72,532
Escrow	600,000	-
Total Assets	$7,448,790	$1,376,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,088	$13,503
Accrued expenses and other payables	264,684	147,278
Advances from customers	1,318,897	3,005
Loan payable-shareholder	86,733	27,058
Total Current Liabilities	1,683,402	190,844

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 and 19,170,846 shares issued and outstanding at June 30, 2019 and 2018, respectively	20,944	19,171
Additional paid-in capital	11,104,666	5,121,102
Accumulated other comprehensive income	189,906	170,795
Deficit	(5,550,128)	(4,124,947)
Total Stockholders’ Equity	5,765,388	1,186,121

Total Liabilities and Stockholders’ Equity	$7,448,790	$1,376,965

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	June 30, 2019	June 30, 2018

Revenues	$-	$10,571
Cost of goods sold	-	4,819
Gross profit	-	5,752

Operating expenses:
Selling expenses	199,485	172,029
General and administrative expenses	1,131,575	1,133,534
Research and development expenses	168,248	361,616
Total operating expenses:	1,499,308	1,667,179

Loss from operations	(1,499,308)	(1,661,427)

Other income(expense):
Other (expense) income, net	(1,732)	57,560
Interest income (expense)	75,859	(274)
Total other income	74,127	57,286

Net loss	(1,425,181)	(1,604,141)
Other comprehensive income
Foreign currency translation adjustment	19,111	113,103
Total comprehensive loss	$(1,406,070)	$(1,491,038)

Net loss per share
Basic and diluted	$(0.07)	$(0.08)

Weighted average shares outstanding
Basic and diluted	20,119,430	19,130,098

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Accumulated	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	$(2,520,806)	$57,692	$558,634
Sale of common stock	300,500	301	2,118,224	-	-	2,118,525
Net loss	-	-	-	(1,604,141)	-	(1,604,141)
Foreign currency translation gain	-	-	-	-	113,103	113,103
Balance at June 30, 2018	19,170,846	19,171	5,121,102	(4,124,947)	170,795	1,186,121
Sale of common stock	105,500	106	307,340	-	-	307,446
Net proceeds from public offering	1,667,500	1,667	5,676,224	-	-	5,677,891
Net loss	-	-	-	(1,425,181)	-	(1,425,181)
Foreign currency translation gain	-	-	-	-	19,111	19,111
Balance at June 30, 2019	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(1,425,181)	$(1,604,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,306	32,694
Expenses paid by president	-	9,000
Changes in current assets and current liabilities:
Accounts receivable	-	225
Inventory	279	27,195
Prepaid expenses and other current assets	18,116	(31,660)
Accrued expenses and other payables	122,640	81,958
Advances from customer	1,323,792	-
Net cash provided by (used in) operating activities	75,952	(1,484,730)

Cash flows from investing activities:
Acquisition of office equipment	(18,918)	(25,916)
Acquisition of intangible assets	(547,467)	(1,538)
Net cash (used in) investing activities	(566,385)	(27,454)

Cash flows from financing activities:
Proceeds (Repayment) of loan payable - shareholder, net	60,867	(123,850)
Net proceeds from public offering	4,840,889	-
Deferred registration costs	-	(72,408)
Net proceeds from sale of common stock	307,446	1,432,128
Release from escrow account	400,000	-
Net cash provided by financing activities	5,609,202	1,235,870

Effect of exchange rate changes on cash	(77,618)	132,850

Net increase(decrease) in cash	5,041,151	(143,464)

Cash – beginning of year	1,031,486	1,174,950

Cash – end of year	$6,072,637	$1,031,486

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash financing activity:
Expenses paid by president	$-	$9,000
Proceeds from public offering held in escrow	$600,000	$-

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

On May 1, 2018, the Company had a 1 for 3 reverse stock split decreasing the shares outstanding from 57,511,711 to 19,170,846. The consolidated financial statements have been retroactively adjusted to reflect the reverse split.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE is engaged in providing smart security solutions primarily to schools, tourist attractions and public community.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s total assets and liabilities presented in the accompanying consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of June 30, 2019 and 2018 and for the years ended June 30, 2019 and 2018, respectively:

	June 30, 2019	June 30, 2018
Current assets	$1,573,413	$1,173,521
Non-current assets	96,927	141,688
Total assets	$1,670,340	$1,315,209

Current liabilities	$6,232,836	$4,476,483
Non-current liabilities	-	-
Total liabilities	$6,232,836	$4,476,483

	For the years Ended June 30
	2019	2018
Revenue	$-	$10,571
Gross profit	-	4,819
Net loss	$(1,432,372)	$(1,547,467)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2019 and 2018, the Company has no such contingencies.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

Inventory

Inventory, comprised principally of electronic student cards and routers to be used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary.

There were no allowances for inventory as of June 30, 2019 and 2018.

Deferred REGISTRATION Costs

Deferred registration costs are comprised of certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred registration costs until such financing is consummated. After consummation of the equity financing, these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. The Company incurred deferred registration costs of $72,532 as of June 30, 2018 that was subsequently reclassified to additional paid-in capital after the Company successfully completed its initial public offering on December 21, 2018.

ESCROW

Escrow represents cash held for an indemnification related to requirements with the underwriter for a period of 18 months or longer subsequent to the common stock offering (See note 9).

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

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying value of cash, inventory, prepaid expenses and other current assets, accounts payable, advances from customers, accrued expenses and other payables, and loan payable-shareholder, approximate their fair values due to their short maturities.

As of June 30, 2019 and 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

REVENUE RECOGNITION

On January1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to retained earnings upon adoption of this new guidance, as the Company’s revenue was recognized based on the amount of consideration, we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company derives its revenues from professional service contracts with its customers with revenues being recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the services price to the customer is fixed upon acceptance of the professional services contract. The Company recognizes revenue when professional service is rendered to the customer by the Company and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied.

During the year ended June 30, 2018, one customer accounted for 85.1% of the Company’s total sales.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from items that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported, if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the years ended June 30, 2019 and 2018, the Company incurred research and development expenses of $168,248 and $361,616, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($73,246) is covered by insurance. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Cash denominated in RMB with a U.S. dollar equivalent of $1,395,104 and $1,031,485 at June 30, 2019 and 2018, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, as of June 30, 2019, $1,321,858 are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2019, the cash balance of approximately $672,000 was maintained at U.S. financial institutions, of which approximately $422,000 was not insured. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000). As of June 30, 2019, the cash balance of approximately $4,006,000 was maintained at financial institutions in Hong Kong, of which approximately $3,942,000 of cash balance was not insured.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB, the accounts of the Hong Kong subsidiary and the accounts of the U.S. parent company are maintained in United States dollars(“USD”) The accounts of the Chinese entities were translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income(loss).” Comprehensive income(loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in USD to RMB for the purposes of preparing the consolidated financial statements were as follows

	June 30,
	2019	2018
Period end USD:RMB exchange rate	6.8668	6.6553
Average USD:RMB exchange rate	6.8263	6.6667

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve-month or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of the ASU 2016-02 will have a significant impact on the Company’s consolidated financial statements due to the new lease agreement signed in July 2019 (see note 11).

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning August 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments—Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning August 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2019	June 30, 2018
Furniture and fixtures	$83,437	$71,027
Vehicle	2,913	3,005
Office equipment	54,641	52,036
Subtotal	140,991	126,068
Less: Accumulated depreciation	99,875	70,798
Total	$41,116	$55,270

Depreciation expense for the years ended June 30, 2019 and 2018 was $31,442 and $31,007 respectively.

DATASEA INC.

Notes to Consolidated Financial Statements

NOTE 4 – intangible assets

Intangible assets are summarized as follows:

	June 30, 2019	June 30, 2018
Software registration right	$37,843	$4,929
Patent	15,286	1,203
Value-added telecommunications business license	11,678	12,049
Technology development	500,000	-
Subtotal	564,807	18,181
Less: Accumulated amortization	8,996	4,294
Total	$555,811	$13,887

Amortization expense for the years ended June 30, 2019 and 2018 were $4,864 and $1,687, respectively.

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd.(“SDT”). SDT will assist the Company on intelligent monitoring, smart bayonet, intelligent border warning, intelligent power, intelligent detection and other technical development work. Pursuant to the agreement, SDT will complete the development work in twelve months and maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of June 30, 2019, the Company paid SDT $500,000 recorded as intangible assets. As of the date of the report, the Company paid SDT an additional $500,000, however, the technology development has not commenced yet since the Company has not decided the details of technology development.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	June 30, 2018
Security deposit	$46,933	$55,156
Prepaid expenses and advances	34,181	65,769
Others	24,818	6,955
Total	$105,932	$127,880

Note 6 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	June 30, 2019	June 30, 2018
Deposit	$30,525	$31,493
Salary payable and other payable	234,159	115,785
Total	$264,684	$147,278

Note 7 – ADVANCES FROM CUSTOMERs

On March 5, 2018, the Company entered into separate agreements with two agents. Pursuant to the agreements, the Company authorized the agents to market the Safe Campus Management System. The term of the agreements are for five years and will expired on March 6, 2023 and July 1, 2023. As of June 30, 2019, the Company received advances from those agents of $1,318,897.

As of June 30, 2019 and 2018, the Company recorded advances from customers of $1,318,897 and $3,005, respectively.

DATASEA INC.

Notes to Consolidated Financial Statements

Note 8 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of June 30, 2019 and 2018, the amounts due to the President were $86,733 and $27,058 respectively. These amounts are interest-free, unsecured and due on demand. The Company has not received any demand for payment.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $750. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2020. The rent paid under this agreement was $13,184 and $9,000 for the years ended June 30, 2019 and 2018, respectively.

On November 11, 2017, the Company bought a used car for $3,000 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu, a director of the Company.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s president with an annual rent of approximately $2,930. The agreement was renewed and the term was extended to April 30, 2020. The rent paid under this agreement was $2,930 and $3,000 for the years ended June 30, 2019 and 2018, respectively.

On April 22, 2019, the Company borrowed RMB400,000 (or approximately $58,251) with no interest from the Company’s president to pay operating expenses. The loan was repaid on July 8, 2019.

Note 9 – COMMON STOCK

On May 1, 2018, the Company affected the 1 for 3 reverse stock split of the Company’s issued and outstanding Common Stock, decreasing the number of outstanding shares from 57,511,771 to 19,170,846 These financial statements have been retroactively adjusted to reflect this reverse split.

On July 14, 2017, the Company entered into subscription agreements with investors and sold 95,334 shares of the Company’s Common Stock at $7.05 per share. The Company received the proceeds of $672,100 from sale of Common Stock.

On August 21, 2017, the Company entered into subscription agreements with investors and sold 118,500 shares of the Company’s Common Stock at $7.05 per share. The Company received the proceeds of $835,425 from sale of Common Stock.

On September 21, 2017, the Company entered into subscription agreements with investors and sold 86,666 shares of the Company’s Common Stock at $7.05 per share. The Company received the proceeds of $611,000 from sale of Common Stock.

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

DATASEA INC.

Notes to Consolidated Financial Statements

Note 9 – COMMON STOCK (Continued)

On December 21, 2018, the Company successfully completed a registered, underwritten initial public offering and concurrent listing of the Company’s Common Stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. The escrow fund is being held and disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. The Company sold 1,667,500 shares of Common Stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. The Company’s Common Stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at an exercise price of $6 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023.

Note 10 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the year ended June 30, 2018 as the US entity incurred losses. For the year ended June 30, 2019, US entity had $23,764 of net income from interest income.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the years ended June 30, 2019 and 2018 and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. The Company received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company.

The Company has generated net operating losses (“NOL”) of $1,425,181 and $1,604,141 during years ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company has approximately $1,454,000 of NOL related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of July 31, 2019 and 2018.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2019 and 2018:

	Years ended June 30,
	2019	2018
Statutory U.S. tax rate	21%	21%
Effect of PRC statutory tax rate	-7%	-7%
Valuation allowance	-14%	-14%
Effective tax rate	0%	0%

DATASEA INC.

Notes to Consolidated Financial Statements

Note 10 – income taxes (Continued)

The provisions for income taxes is summarized as follows:

	Year ended June 30, 2019	Year ended June 30, 2018
Current	$-	$-
Deferred	213,777	401,036
Increase in valuation allowance	(213,777)	(401,036)
Total	$-	$-

The Company’s net deferred tax asset as of June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Deferred tax asset	$1,199,872	$986,095
Valuation allowance	(1,199,872)	(986,095)
Net deferred tax asset	$-	$-

The valuation allowance increased by $213,777 and $401,036 for the years ended June 30, 2019 and 2018, respectively.

NOTE 11 – CommiTments

Lease Agreements

In December 2017, the Company renewed a one-year operating lease agreement for its office in Beijing. The lease was to expire on February 28, 2019 and has a monthly rent of RMB 35,192 (or approximately $5,200). The lease was renewed and expired on August 31, 2019. Future rental payment due under the lease is RMB 70,384 or approximately $10,400).

Rent expense for the years ended June 30, 2019 and 2018 was $61,864 and $63,345 respectively.

In December 2017, the Company renewed the one-year property management contract. The contract was to expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately $10,000). The contact was renewed and expired to August 31, 2019. Future management fees due under the contract is RMB140,768 (or approximately $20,000).

On March 20, 2019, the Company entered into the one-year operating lease agreement for a senior management’s dormitory. Pursuant to the lease agreement, the lease expires on March 22, 2020 and has a monthly rent of RMB 5,200 (or approximately $760). Future rental payment due under the lease is RMB 45,067 (or approximately $6,600).

On July 30, 2019, the Company entered into an operating lease agreement for its office in Beijing. Pursuant to the lease agreement, the lease will start on October 8, 2019 and expire on October 7, 2022 and has a monthly rent of RMB 225,922.89 (or approximately $33,000). The lease required a security deposit of three months’ rent of RMB677,768.68 (or approximately $99,000) The Company will receive a six-month rent abatement. Future rental payment due under the lease is RMB6,777,687 (or approximately $993,000).

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing. Pursuant to the property service agreement, the agreement will start on August 9, 2019 and expires on October 8, 2022, and has a quarterly fee of RMB 202,351.97 (or approximately $30,000). The deposit was RMB202,352 (or approximately $30,000). Future payment due under the agreement is RMB2,563,125 (or approximately $375,700).

The total future minimum lease payment and management fee as of June 30, 2019 are payable as follows:

Twelve months ending June 30,	Minimum Lease Payment
2020	$444,343
2021	449,531
2022	449,531
2023	128,931
2024	-
Thereafter	-
Total minimum payments required	$1,472,336

DATASEA INC.

Notes to Consolidated Financial Statements

Note 12 – Parent Financials

The following schedules present the parent company balance sheets as of June 30, 2019 and 2018, and the income statements for the years ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
Cash	$671,557	$-
Long term investment	4,500,480	-
Other receivable	-	4,532,740
Escrow	600,000	-
Total Assets	$5,772,037	$4,532,740

Accrued expenses and other payables	$750	$750
Total liabilities	750	750

Common stock	20,944	19,170
Additional paid-in capital	5,739,948	4,277,569
Accumulated other comprehensive income	-	284,448
Retained earnings(Deficit)	10,395	(13,368)
Total Stockholders’ Equity	5,771,287	4,567,819

Total Liabilities and Stockholders’ Equity	$5,772,037	$4,568,569

	For the Years Ended June 30,
	2019	2018
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling expenses	-	-
General and administrative expenses	22,899	-
Total operating expenses:	22,899	-

Other income(expense):
Other (expense)	(520)
Interest income	47,182	-
Total other income	46,662	-

Net income	$23,764	$-

NOTE 13 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through October 15, 2019, the date these financial statements were issued and has determined that other than the following paragraph and Note 11, no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

On July 2, 2019, The Company entered into a technology development service agreement. Pursuant to the agreement, the Company appointed HW(HK) Limited to develop eye protection general technical system from July 2, 2019 to July 1, 2021. The total payment to be paid under the agreement is $1,200,000. As of the date of the report, the Company paid HW(HK) Limited $900,000 and the technology development is in process.