Form 10-Q
period 2019-09-30
DATASEA INC.
filed 2019-11-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 20,943,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019

ASSETS
Current Assets
Cash	$3,318,155	$6,072,637
Inventory	70,406	73,294
Prepaid expenses and other current assets	252,233	105,932
Total Current Assets	3,640,794	6,251,863

Property and equipment, net	35,757	41,116
Intangible assets, net	2,235,234	555,811
Prepaid expense - non current	221,396	-
Escrow	600,000	600,000
Right-of-use assets	1,197,819	-
Total Assets	$7,931,000	$7,448,790

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$12,572	$13,088
Accrued expenses and other payables	78,652	264,684
Advances from customer	1,266,941	1,318,897
Loan payable-shareholder	-	86,733
Operating lease liabilities	358,938	-
Total Current Liabilities	1,717,103	1,683,402

Other liability
Operating lease liabilities	838,881	-
Total Other Liability	838,881	-

Total Liabilities	2,555,984	1,683,402.0

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at September 30 and June 30, 2019, respectively	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	196,519	189,906
Deficit	(5,947,113)	(5,550,128)
Total Stockholders' Equity	5,375,016	5,765,388

Total Liabilities and Stockholders' Equity	$7,931,000	$7,448,790

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018

Revenues	$-	$-
Cost of goods sold	-	7,434
Gross deficit	-	(7,434)

Operating expenses:
Selling expenses	51,175	76,879
General and administrative expenses	307,259	226,571
Research and development expenses	51,207	62,771
Total operating expenses:	409,641	366,221

Loss from operations	(409,641)	(373,655)

Other income :
Other (expense), net	(9,504)	(3,925)
Interest income	22,160	5,921
Total other income	12,656	1,996

Net loss	(396,985)	(371,659)
Other comprehensive loss
Foreign currency translation adjustment	6,613	31,573
Total comprehensive (loss)	$(390,372)	$(340,086)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,171,759

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance at June 30, 2017	18,870,346	$18,870	$3,002,878	(2,520,806)	$57,692	$558,634
Sale of common stock	300,500	301	2,118,224	-	-	2,118,525
Net loss	-	-	-	(1,604,141)	-	(1,604,141)
Foreign currency translation gain	-	-	-	-	113,103	113,103.00
Balance at June 30, 2018	19,170,846	19,171	5,121,102	(4,124,947)	170,795	1,186,121
Sale of common stock	84,000	84	244,581	-	-	244,665
Net loss	-	-	-	(371,659)	-	(371,659)
Foreign currency translation gain	-	-	-		31,573	31,573
Balance at September 30, 2018 (unaudited)	19,254,846	$19,255	$5,365,683	$(4,496,606)	$202,368	$1,090,700

Balance at June 30, 2018	19,170,846	$19,171	$5,121,102	$(4,124,947)	$170,795	$1,186,121
Sale of common stock	105,500	106	307,340	-	-	307,446
Sale of common stock-offering	1,667,500	1,667	5,676,224			5,677,891
Net loss	-	-	-	(1,425,181)	-	(1,425,181)
Foreign currency translation gain	-	-	-	-	19,111	19,111
Balance at June 30, 2019	20,943,846	20,944	11,104,666	(5,550,128)	189,906	5,765,388
Net loss	-	-	-	(396,985)	-	(396,985)
Foreign currency translation gain	-	-	-	-	6,613	6,613
Balance at September 30, 2019 (unaudited)	20,943,846	$20,944	$11,104,666	$(5,947,113)	$196,519	$5,375,016

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(396,985)	$(371,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,969	12,162
Expenses paid by president		-
Changes in current assets and current liabilities:
Prepaid expenses and other assets	(378,368)	5,556
Right-of-use assets	(1,219,937)	-
Accrued expenses and other payables	(176,000)	(81,449)
Operating lease liabilities	1,219,937	-
Net cash used in operating activities	(944,384)	(435,390)

Cash flows from investing activities:
Acquisition of office equipment	(1,408)	(4,881)
Acquisition of intangible assets	(1,688,575)	(14,703)
Net cash used in investing activities	(1,689,983)	(19,584)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(84,855)	(26,471)
Net proceeds from sale of common stock	-	246,944
Net cash provided by financing activities	(84,855)	220,473

Effect of exchange rate changes on cash	(35,261)	35,092

Net increase in cash	(2,754,482)	(199,408)

Cash – beginning of period	6,072,637	1,031,486

Cash – end of period	$3,318,155	$832,078

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to the consolidated financial statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our” or similar terminology) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu, one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu.

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

On May 1, 2018, the Company implemented a 1 for 3 reverse stock split decreasing the shares outstanding from 57,511,711 to 19,170,846. The unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse split.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE is engaged in providing smart security solutions primarily to schools, tourist or scenic attractions and public communities in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2019. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending June 30, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Equity Option Agreement –the Shuhai Beijing Shareholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”), pursuant to which the Shuhai Beijing Shareholders have granted Tianjin.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of September 30, 2019 and June 30, 2019 and for the three months ended September 30, 2019 and 2018, respectively:

	September 30, 2019 (Unaudited)	June 30, 2019
Current assets	$702,885	$1,573,413
Non-current assets	309,044	96,927
Total assets	$1,011,929	$1,670,340

Current liabilities	$5,736,211	$6,232,836
Non-current liabilities	-	-
Total liabilities	$5,736,211	$6,232,836

	Three Months Ended September 30 (Unaudited)
	2019	2018
Revenue	$-	$-
Gross profit	-	-
Net loss	$(347,824)	$(366,615)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2019 and June 30, 2019, the Company has no such contingencies.

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

Inventory amounts are reported net of such allowances. There were no allowances for inventory as of September 30, 2019 and June 30, 2019.

ESCROW

Escrow represents cash held in an indemnification escrow account related to requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for a period of 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018.

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

Intangible assets include licenses, certificates, patents and other technology and are amortized over their useful life of five to ten years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying value of cash, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other payables, advances from customers, and loan payable-shareholder, approximate their fair values due to their short maturities.

As of September 30, 2019 and June 30, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

REVENUE RECOGNITION

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of July 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance, as the Company’s revenue was recognized based on the amount of consideration, we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer.

ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASC 606 under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is seeking to derive its revenues from professional service contracts with its customers, with revenues being recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the service price to the customer is fixed upon acceptance of the professional services contract. The Company will recognize revenue when professional service is rendered to the customer by the Company and collectability of payment is reasonably assured. These revenues will be recognized at a point in time after all performance obligations are satisfied.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three months ended September 30, 2019 and 2018, the Company incurred research and development expenses of $51,207 and $62,771, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($69,946) is covered by insurance. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Cash denominated in RMB with a U.S. dollar equivalent of $117,611 and $1,395,104 at September 30 and June 30, 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, as of September 30, 2019, approximately $48,000 of such funds were not covered by insurance in the PRC. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2019, the cash balance of approximately $578,684 was maintained at U.S. financial institutions, of which approximately $329,000 was not insured. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000). As of September 30, 2019, the cash balance of approximately $2,621,860 was maintained at financial institutions in Hong Kong, of which approximately $2,578,000 of cash balance was not insured.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows

	September 30,	September 30,	June 30,
	2019	2018	2019
Period end USD: RMB exchange rate	7.1484	6.8665	6.8668
Average USD: RMB exchange rate	7.0188	6.8031	6.8263

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve-month or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. The Company adopted ASU 2016-02 on July 1, 2019. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components a lease as single lease component. On July 1, 2019, the Company adopted the Topic 842, as of July 1, 2019, the adoption of this standard resulted in the recording of right-of use assets and operating lease liabilities, (see Note 12).

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

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

Note 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2019 (Unaudited)	June 30, 2019
Furniture and fixtures	$77,980	$83,437
Vehicle	2,798	2,913
Office equipment	56,042	54,641
Subtotal	136,820	140,991
Less: accumulated depreciation	101,063	99,875
Total	$35,757	$41,116

Depreciation expense for the three months ended September 30, 2019 and 2018 was $5,217 and $11,445 respectively.

NOTE 4 – intangible assets

Intangible assets are summarized as follows:

	September 30, 2019 (Unaudited)	June 30, 2019
Software registration right	$36,352	$37,843
Patent	14,684	15,286
Value-added telecommunications business license	11,218	11,678
Technology development	2 ,183,343	500,000
Subtotal	2,245,597	564,807
Less: Accumulated amortization	10,363	8,996
Total	$2,235,234	$555,811

NOTE 4 – intangible assets (Continued)

Amortization expense for the three months ended September 30, 2019 and 2018 were $1,753 and $717, respectively.

On May 28, 2019, the Company entered into an agreement  with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of September 30, 2019, the Company paid SDT $1,000,000 recorded as intangible assets. However, the development has not commenced yet since the Company has not finalized the technology specifications.

On July 2, 2019, the Company entered into a technology development service agreement  with HW (HK) Limited, an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two period ending July 1, 2021. The total payments to made under the agreement is $1,200,000. As of September 30, 2019, the Company paid HW (HK) Limited $900,000 and the technology development is in process.

On July 16, 2019, the Company entered into an agreement with Beijing Chuangyan Zhixing Education Technology Co., Ltd., an unaffiliated party, to develop and promote an essential-qualities-oriented education (the so-called Suzhi education) platform. The Company plans to introduce this platform to schools across China. Pursuant to the agreement, the Company will pay RMB 2,000,000 (approximately $285,000) as fund to purchase the product needed. As of September 30, 2019, the Company paid $283,343 recorded as intangible assets.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019 (Unaudited)	June 30, 2019
Security deposit	$156,189	$46,933
Prepaid expenses and advances	82,505	34,181
Others	13,539	24,818
Total	$252,233	$105,932

Note 6 – Prepaid expenses – non Current

Prepaid expenses-noncurrent assets consisted of the following:

	September 30, 2019 (Unaudited)	June 30, 2019
Prepaid expenses	$125,509	$-
Lease deposits	95,887	-
Total	$221,396	$-

Note 7 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	September 30, 2019 (Unaudited)	June 30, 2019
Deposit	$-	$30,525
Salary and other payables	78,652	234,159
Total	$78,652	$264,684

NOTE 8 – ADVANCES FROM CUSTOMERS

On March 5, 2018, the Company entered into separate agreements with two sales agents. Pursuant to the agreements, the Company authorized the agents to market the Company’s Safe Campus Management System. The term of the agreements are for five years and will expire on March 6, 2023 and July 1, 2023, respectively.

As of September 30 and June 30, 2019, the Company recorded $1,266,941 and $1,318,897 of advances from the sales agents, respectively.

Note 9 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of September 30 and June 30, 2019, the amounts due to the President were $0 and $86,733 respectively. These amounts were interest-free, unsecured and due on demand.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $750. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2020. The rent paid under this agreement was $2,137 and $2,205 for the three months ended September 30, 2019 and 2018, respectively.

On November 11, 2017, the Company bought a used car for $3,000 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu, a director of the Company.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s President with an annual rent of approximately $2,849. The agreement was renewed and the term was extended to April 30, 2020. The rent paid under this agreement was $712 and $735 for the three months ended September 30, 2019 and 2018, respectively.

On April 22, 2019, the Company borrowed RMB400,000 (or approximately $57,000) with no interest from the Company’s President to pay operating expenses. The loan was repaid on July 8, 2019.

Note 10 – COMMON STOCK

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

In September 2018, the Company sold 84,000 shares of Common Stock to third party investors at RMB 20 (approximately $2.94) per share and received proceeds of RMB 1,680,000 (approximately $244,666).

In November 2018, the Company sold 21,500 shares of Common Stock to third party investors at $2.92 per share and received proceeds of $62,780.

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

Note 11 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the three months ended September 30, 2018 as the US entity incurred losses. For the three months ended September 30, 2019, US entity had $72,873 of net loss.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three months ended September 30, 2019 and 2018 and therefore did not incur any Hong Kong Profits tax.

Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. The Company received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company.

The Company has generated net operating losses (“NOL”) of $396,985 and $371,659 during three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company has approximately $369,870 of NOL related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2019 and 2018.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2019 and 2018:

	Three Months ended September 30, (Unaudited)
	2019	2018
Statutory PRC. tax rate	25.0%	25.0%
Effect of PRC tax rate holiday	-10.0%	-10.0%
Valuation allowance	15.0%	15.0%
	0.0%	0.0%

The provisions for income taxes is summarized as follows:

	Three months ended September 30, 2019 (Unaudited)	Three months ended September 30, 2018 (Unaudited)
Current	$-	$-
Deferred	48,617	92,915
Increase in valuation allowance	(48,617)	(92,915)
Total	$-	$-

The Company’s net deferred tax asset as of September 30, 2019 and June 30, 2019 is as follows:

	September 30, 2019 (Unaudited)	June 30, 2019
Deferred tax asset – net operating loss	$1,248,489	$1,199,872
Valuation allowance	(1,248,489)	(1,199,872)
Net deferred tax asset	$-	$-

The valuation allowance increased by $48,617 and $92,915 for the three months ended September 30, 2019 and 2018, respectively.

NOTE 12 – Commiments

Lease Agreement

In December 2017, the Company renewed a one-year operating lease agreement for its office in Beijing. The lease was to expire on February 28, 2019 and has a monthly rent of RMB 35,192 (or approximately $5,000). The lease was renewed and expired on August 31, 2019.

In December 2017, the Company renewed the one-year property management contract. The contract was to expire on February 28, 2019 and has a monthly management fee of RMB 70,384 (or approximately $10,000). The contract was renewed and expired to August 31, 2019.

On March 20, 2019, the Company entered into the one-year operating lease agreement for a senior management’s dormitory. Pursuant to the lease agreement, the lease expires on March 22, 2020 and has a monthly rent of RMB 5,200 (or approximately $760). Future rental payment due under the lease is RMB 30,781 (or approximately $4,400).

On July 30, 2019, the Company entered into an operating lease agreement for its office in Beijing. Pursuant to the lease agreement, the lease will start on October 8, 2019 and expire on October 7, 2022 and has a monthly rent of RMB 225,923 (or approximately $32,000). The lease required a security deposit of three months’ rent of RMB677,769 (or approximately $97,000) The Company will receive a six-month rent abatement. Future rental payment due under the lease is RMB6,386,935 (or approximately $910,000).

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing. Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or approximately $29,000). The deposit was RMB202,352 (or approximately $29,000). Future payment due under the agreement is RMB2,144,777 (or approximately $305,500).

The following table summarizes the impact of our operating leasing on our consolidated unaudited financial statements:

Consolidated statement of Operations

Three Months Ended September 30,
2019
(Unaudited)
Operating lease expense	$32,306

Consolidated Balance Sheet

September 30, 2019 (Unaudited)
Right-of-use assets	$1,197,819
Lease liabilities	$358,938
Lease liabilities-non current	$838,881

Weighted average remaining lease term	2.95 years
Weighted average discount rate	4.75%

Consolidated Statement of Cash Flows

Three Months Ended September 30,
2019 (Unaudited)
Cash flow from operating activities
Right-of-use assets recognized in exchange for operating lease liabilities	$1,219,937

The total future minimum lease payment and management fee as of September 30, 2019 are payable as follows:

Twelve months ending September 30,	Minimum Lease Payment
2020	$450,730
2021	467,630
2022	279,459
2023	-
2024	-
Thereafter	-
Total minimum payments required	$1,197,819

Note 13 – Parent COMPANY Financial INFORMATION

The following schedules present the balance sheets of Datasea, Inc. (the parent company) as of September 30 and June 30, 2019, and the income statements for the three months ended September 30, 2019 and 2018.

	September 30, 2019 (Unaudited)	June 30, 2019
Cash	$578,684	$6,751,557
Long term investment	4,500,480	4,500,480
Other receivable and prepaid expense	20,000	-
Escrow	600,000	600,000
Total Assets	$5,699,164	$5,772,037

Accrued expenses and other payables	$750	$750
Total liabilities	750	750

Common stock	20,944	20,944
Additional paid-in capital	5,739,948	5,739,948

Deficit	(62,478)	(10,395)
Total Stockholders’ Equity	5,698,414	5,771,287

Total Liabilities and Stockholders’ Equity	$5,699,164	$5,772,037

	Three Months Ended September 30, (Unaudited)
	2019	2018
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling expenses	-	-
General and administrative expenses	75,458	-
Total operating expenses:	75,458	-

Other income(expense):
Other (expense)	(165)
Interest income	2,750	-
Total other income	2,585	-

Net loss	$(72,873)	$-

NOTE 14 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through November 14, 2019, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

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

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of common stock at an exercise price of $6.00 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023.

We believe that the increased demand for security equipment and related products in China presents an attractive opportunity for the Company to establish and grow its business in the next twelve months.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenue

We did not generate any revenue during three months ended September 30, 2019 and 2018.

Cost of Goods and Gross Profit

We recorded $0 and $7,434 of cost of goods sold and $0 and $7,434 of gross deficit for the three months ended September 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $51,175 and $76,879 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, general and administrative expenses were $307,259 and $226,571, respectively.

We incurred research and development expenses of $51,207 and $62,771 during the three months ended September 30, 2019 and 2018, respectively.

Net Loss

Due to our lack of recurring revenue, we generated net losses of $396,985 and $371,659 for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. During the six months period ended September 30, 2019, we paid $1.9 million to two third-party agencies for research and development of our new product, which reduced our liquidity position. However, based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources to fund our operations through December 2020.

Our management recognizes that we must generate sales and additional cash resources in order for our Company to continue our operations. Based on increased demand for security services in China, our management believes in the potential for growth in our business. On December 18, 2018, we completed a registered underwritten common stock offering with net proceeds $5.7 million after deducting underwriter’s commission and other offering costs, which will help our cash flow during fiscal 2020.

We expect to generate revenue through expanding our current Safe Campus business and through product innovation and development, which is expected to lead to the introduction of new products such as the scenic area and public community security products. If revenues are not generated or do not reach the level anticipated in the our plan, in order to maintain working capital sufficient to support the Company’s operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, readers are cautioned that additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of September 30, 2019, we had a working capital of $1,923,691. Our current assets on September 30, 2019 were $3,640,794 primarily consisting of cash of $3,318,155, inventory of $70,406 and prepaid expenses and other current assets of $252,233. Our current liabilities were primarily composed of accounts payable of $12,572, accrued expenses and other payables of $78,652, operating lease liabilities of $358,938 and advances from customer of $1,266,941.

As of June 30, 2019, we had a working capital of $4,568,461. Our current assets on June 30, 2019 were $6,251,863 primarily consisting of cash of $6,072,637, inventory of $73,294 and prepaid expenses and other current assets of $105,932. Our current liabilities were primarily composed of accounts payable of $13,088, accrued expenses and other payables of $264,684, loan payable to shareholder of $86,733 and advances from customer of $1,318,897.

Cash Flow from Operating Activities

Net cash used in operating activities was  $944,384 during the three months ended September 30, 2019, which consisted of our net loss of $396,985, offset by depreciation and amortization of $6,969, a change of prepaid expenses and other current assets of $378,368, and a change of accrued expenses and other payables of $176,000.

Net cash used in operating activities was $435,390 during the three months ended September 30, 2018, which consisted of our net loss of $371,659, offset by depreciation and amortization of $12,162, a change of prepaid expenses and other current assets of $5,556, and a change of accrued expenses and other payables of $81,449.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1,689,983 for the three months ended September 30, 2019, which primarily related to cash paid for the acquisition of office furniture and equipment of $1,408, and for intangible assets of $1,688,575.

Cash used in investing activities totaled $19,584 for the three months ended September 30, 2018, which primarily related to cash paid for the acquisition of office furniture and equipment of $4,881 and for a patent of $14,703.

Cash Flow from Financing Activities

Net cash used in financing activities was $84,855 during the three months ended September 30, 2019, which primarily consisted of payment of a shareholder loan, net of $84,855.

Net cash provided by financing activities was $220,473 during the three months ended September 30, 2018, which primarily consisted of payment of a shareholder loan, net of $26,471, and the net proceeds from issuance of the Company’s common stock of $246,944.

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

Upon the closing of our registered underwritten offering in December 2018, we appointed Jijin Zhang as our chief financial officer to lead our accounting and financial reporting effort. We also established an audit committee of our board of directors to oversee all aspects of our internal accounting control and corporate governance functions. In addition, we have adopted internal control policies, including but not limited to a cash flow control policy, review of the accounting professional’s duties and responsibilities handbook, a travel allowance policy, a budget approval process, a reimbursement policy, a receivable policies, an asset control policy, an internal auditing policy and a cost accounting policy. Besides, we established an internal audit department led by the director of internal audit and a legal team to ensure proper compliance and risk management. We plan to take steps to enhance and improve the design of our internal controls over financial reporting. We expect to further implement the following measures in the fiscal year ending June 30, 2020 to remediate the material weaknesses identified, subject to obtaining additional financing, including: (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopting sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: November 14, 2019	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: November 14, 2019	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)