Form 10-Q
period 2019-12-31
DATASEA INC.
filed 2020-02-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 14, 2020, 20,943,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,804,740	$6,072,637
Inventory	74,432	73,294
Prepaid expenses and other current assets	253,621	105,932
Total Current Assets	3,132,793	6,251,863

Property and equipment, net	242,458	41,116
Intangible assets, net	1,951,504	555,811
Prepaid expense - non current	126,396	-
Escrow	600,000	600,000
Right-of-use assets	1,114,892	-
Total Assets	$7,168,043	$7,448,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$52,771	$13,088
Accrued expenses and other payables	93,996	264,684
Advances from customer	1,300,638	1,318,897
Loan payable-shareholder	-	86,733
Operating lease liabilities	579,475	-
Total Current Liabilities	2,026,880	1,683,402

Other liability
Operating lease liabilities	535,417	-
Total Other Liability	535,417	-

Total Liabilities	2,562,297	1,683,402.0

Commitments and Contingencies

Stockholders’ Equity

Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	178,281	189,906
Deficit	(6,698,145)	(5,550,128)
Total Stockholders’ Equity	4,605,746	5,765,388

Total Liabilities and Stockholders’ Equity	$7,168,043	$7,448,790

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Revenues	$-	$-	$-	$-
Cost of goods sold	194	-	194	-
Gross defict	(194)	-	(194)	-

Operating expenses:
Selling expenses	58,146	71,973	109,321	148,852
General and administrative expenses	638,157	275,582	945,416	502,153
Research and development expenses	69,158	41,114	120,365	103,885
Total operating expenses:	765,460	388,669	1,175,102	754,890

Loss from operations	(765,654)	(388,669)	(1,175,296)	(754,890)

Other income (expense) :
Other (expense) income, net	3,088	460	(6,416)	(3,465)
Interest income	11,534	8,497	33,694	14,418
Total other income	14,622	8,957	27,278	10,953

Net loss	(751,032)	(379,712)	(1,148,018)	(743,937)
Other comprehensive loss
Foreign currency translation adjustment	(18,238)	(7,450)	(11,625)	24,123
Total comprehensive loss	$(769,270)	$(387,162)	$(1,159,643)	$(719,814)

Net loss per share
Basic and diluted	$(0.04)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,445,150	20,943,846	19,308,455

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common	Par	Paid in		Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance at June 30, 2018(audited)	19,170,846	$19,171	$5,121,102	(4,124,947)	$170,795	$1,186,121
Sale of common stock	84,000	84	244,581	-	-	244,665
Net loss	-	-	-	(371,659)	-	(371,659)
Foreign currency translation gain	-	-	-	-	31,573	31,573
Balance at September 30, 2018(unaudited)	19,254,846	19,255	5,365,683	(4,496,606)	202,368	1,090,700
Sale of common stock	21,500	22	62,759	-	-	62,781
Sale of common stock-offering	1,667,500	1,668	5,676,022			5,677,690
Net loss	-	-	-	(372,278)	-	(372,278)
Foreign currency translation gain	-	-	-		(7,450)	(7,450)
Balance at December 31, 2018(unaudited)	20,943,846	$20,945	$11,104,464	$(4,868,884)	$194,918	$6,451,443

Balance at June 30, 2019(audited)	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388
Net loss	-	-	-	(396,985)	-	(396,985)
Foreign currency translation gain	-	-	-	-	6,613	6,613
Balance at September 30, 2019(unaudited)	20,943,846	20,944	11,104,666	(5,947,113)	196,519	5,375,016
Net loss	-	-	-	(751,032)	-	(751,032)
Foreign currency translation gain	-	-	-	-	(18,238)	(18,238)
Balance at December 31, 2019(unaudited)	20,943,846	$20,944	$11,104,666	$(6,698,145)	$178,281	$4,605,746

See accompanying notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net loss	$(1,148,018)	$(743,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,186	19,319
Changes in current assets and current liabilities:
Inventory	(2,121)	278
Prepaid expenses and other assets	(271,654)	1,409
Right-of-use assets	(1,097,886)	-
Accrued expenses and other payables	(163,636)	(71,915)
Operating lease liabilities	1,097,886	-
Net cash used in operating activities	(1,572,243)	(794,846)

Cash flows from investing activities:
Acquisition of office equipment	(208,538)	(15,754)
Acquisition of intangible assets	(1,400,000)	(14,583)
Net cash used in investing activities	(1,608,538)	(30,337)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(84,227)	(17,508)
Net proceeds from sale of common stock	-	4,748,422
Net proceeds from issuance of common stock	-	307,724
Net cash provided by financing activities	(84,227.00)	5,038,638

Effect of exchange rate changes on cash	(2,890)	28,567

Net (decrease) increase in cash	(3,267,897)	4,242,022

Cash – beginning of period	6,072,637	1,031,486

Cash – end of period	$2,804,740	$5,273,508

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

On October 16, 2019, Shuhai Bejing incorporated a wholly owned subsidiary, Heilongjiang Xunrui Technology Co. Ltd., which is engaged in developing and marketing the Company’s smart security system products.

On December 3, 2019, Shuhai Beijing formed Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”), a joint venture in PRC, in which Shuhai Beijing holds a 99% ownership interest with the remaining 1% ownership held by Nanjing Fanhan Zhineng Technology Institute Co. Ltd, an unrelated party that was supported by both Nanjing Municipal Government and Beijing University of Posts and Telecommunications. Shuhai Nanjing was formed for purposes of easy access of government funding and private financing in new technology development and project incubation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing, and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2019. The results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year ending June 30, 2020.

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

Through the VIE agreements, the Company is deemed the primary beneficiary of Shuhai Beijing and its subsidiaries. Accordingly, the results of Shuhai Beijing and its subsidiaries have been included in the accompanying unaudited condensed consolidated financial statements. Shuhai Beijing has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shuhai Beijing do not have recourse to the Company’s general credit.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2019 and June 30, 2019 and for the three and six months ended December 31, 2019 and 2018, respectively:

	December 31, 2019 (Unaudited)	June 30, 2019
Current assets	$209,493	$1,573,413
Non-current assets	306,270	96,927
Total assets	$515,764	$1,670,340

Current liabilities	$5,940,253	$6,232,836
Non-current liabilities	-	-
Total liabilities	$5,940,253	$6,232,836

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	For the Six Months Ended December 31, 2019	For the Six Months Ended December 31, 2018

Revenues	$-	$-	$-	$-
Gross profit (loss)	$(194)	$-	$(194)	$-
Net loss	$(512,996)	$(456,966)	$(709,076)	$(823,581)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2019 and June 30, 2019, the Company has no such contingencies.

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

Inventory amounts are reported net of such allowances. There were no allowances for inventory as of December 31, 2019 and June 30, 2019.

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

Furniture and fixtures	5-10 years
Office equipment	3-5 years
Vehicles	5 years
Lease improvement	3 years

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying value of the Company’s short-term financial instruments, such as accounts payable, approximate their fair values due to their short maturities.

As of December 31, 2019 and June 30, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three and six months ended December 31, 2019, the Company incurred research and development expenses of $69,158 and $120,365, respectively. For the three and six months ended December 31, 2018, the Company incurred research and development expenses of $41,114 and $103,885, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($71,806) is covered by insurance. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Cash denominated in RMB with a U.S. dollar equivalent of $67,806 and $1,395,104 at December 31 and June 30, 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of December 31, 2019, the cash balance of approximately $529,493 was maintained at U.S. financial institutions, of which approximately $279,500 was not insured. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000). As of December 31, 2019, the cash balance of approximately $2,207,400 was maintained at financial institutions in Hong Kong, of which approximately $2,143,000 of cash balance was not insured.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows

	December 31,	December 31,	June 30,
	2019	2018	2019
Period end USD: RMB exchange rate	6.9632	6.8764	6.8668
Average USD: RMB exchange rate	7.0711	6.8587	6.8263

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires a lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve-month or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. The Company adopted ASU 2016-02 on July 1, 2019. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components a lease as single lease component. On July 1, 2019, the Company adopted the Topic 842, as of July 1, 2019, the adoption of this standard resulted in the recording of right-of use assets and operating lease liabilities, (see Note 10).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2019 (Unaudited)	June 30, 2019
Furniture and fixtures	$91,534	$83,437
Vehicle	2,872	2,913
Lease improvement	126,607	-
Office equipment	129,795	54,641
Subtotal	350,808	140,991
Less: accumulated depreciation	108,350	99,875
Total	$242,458	$41,116

Depreciation expense for the three months ended December 31, 2019 and 2018 was $4,490 and $6,186 respectively.

Depreciation expense for the six months ended December 31, 2019 and 2018 was $9,707 and $17,631 respectively.

NOTE 4 – intangible assets

Intangible assets are summarized as follows:

	December 31, 2019 (Unaudited)	June 30, 2019
Software registration right	$37,319	$37,843
Patent	15,075	15,286
Technology development	1,900,000	500,000
Value-added telecommunications business license	11,516	11,678
Subtotal	1,963,910	564,807
Less: Accumulated amortization	12,406	8,996
Total	$1,951,504	$555,811

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of December 31, 2019, the Company paid SDT $1,000,000 recorded as prepayment. However, the development has not commenced yet since the Company has not finalized the technology specifications.

On July 2, 2019, the Company entered into a technology development service agreement  with HW (HK) Limited, an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two period ending July 1, 2021. The total payments to made under the agreement is $1,200,000. As of December 31, 2019, the Company paid HW (HK) Limited $900,000 and the technology development is in process.

Amortization expense for the three months ended December 31, 2019 and 2018 were $1,726 and $806, respectively.

Amortization expense for the six months ended December 31, 2019 and 2018 were $3,479 and $1,618, respectively.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2019 (Unaudited)	June 30, 2019
Security deposit	$44,997	$46,933
Prepaid expenses and advances	194,027	34,181
Others	14,597	24,818
Total	$253,621	$105,932

Note 6 – accrued expenses and other payables

Accrued expenses and other payable consisted of the following:

	December 31, 2019 (Unaudited)	June 30, 2019
Deposit	$-	$30,525
Salary and other payables	93,996	234,159
Total	$93,996	$264,684

NOTE 7 – ADVANCES FROM CUSTOMERS

On March 5, 2018, the Company entered into separate agreements with two sales agents. Pursuant to the agreements, the Company authorized the agents to market the Company’s Safe Campus Management System. The term of the agreements is for five years and will expire on March 6, 2023 and July 1, 2023, respectively. In accordance with ASU 2016-08, Principal versus Agent Considerations (ASC 606), the Company determined that it was the principal in these two contracts and as such, the Company recorded the payments received from the two sales agents as advances. The Company will recognize revenue from these contracts as the sales agents sell the products and services to third parties.

As of December 31 and June 30, 2019, the Company recorded $1,300,638 and $1,318,897 of advances from the sales agents, respectively.

Note 8 – related party transactions

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of December 31 and June 30, 2019, the amounts due to the President were $0 and $86,733 respectively. These amounts were interest-free, unsecured and due on demand.

On January 1, 2016, the Company’s President entered into a car rental agreement with the Company. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $707. The agreement expired on December 31, 2016. The agreement was renewed and the term was extended to December 31, 2020. The rent paid under this agreement was $2,121 and $2,205 for the three months ended December 31, 2019 and 2018, respectively. The rent paid under this agreement was $4,242 and $4,410 for the six months ended December 31, 2019 and 2018, respectively.

In April 2017, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment from the Company’s President with an annual rent of approximately $2,828. The agreement was renewed and the term was extended to April 30, 2020. The rent paid under this agreement was $707 and $729 for the three months ended December, 2019 and 2018, respectively. The rent paid under this agreement was $1,414 and $1,458 for the six months ended December, 2019 and 2018, respectively.

On April 22, 2019, the Company borrowed RMB400,000 (or approximately $57,000) with no interest from the Company’s President to pay operating expenses. The loan was repaid on July 8, 2019.

Note 9 – income taxes

The Company was incorporated in the United States of America, is subject to U.S. tax and plans to file U.S. federal income tax returns. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC. No provision for US federal income tax was made for the three and six months ended December 31, 2018 as the US entity incurred losses. For the three and six months ended December 31, 2019, US entity had $52,522 and $125,395 of net loss.

The Company’s offshore subsidiary, Shuhai Skill (HK), did not earn any income that was derived in Hong Kong for the three and six months ended December 31, 2019 and 2018 and therefore did not incur any Hong Kong Profits tax. Under the Corporate Income Tax Law of the PRC, the corporate income tax rate is 25%. The Company received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company.

The Company has generated net operating losses (“NOL”) of $751,032 and $379,712 during three months ended December 31, 2019 and 2018, respectively, $1,148,018 and $743,937 during six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company has approximately $860,820 of NOL related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2019 and 2018.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended December 31, 2019 and 2018

	Three Months Ended December 31 (Unaudited),		Six Months Ended December 31 (Unaudited),
	2019	2018	2019	2018
Statutory U.S. tax rate	21%	21%	21%	21%
Effect of PRC statutory tax rate	-6%	-6%	-6%	-6%
Valuation allowance	-15%	-15%	-15%	-15%
Effective tax rate	-	-	-	-

The provisions for income taxes is summarized as follows:

	Three Months Ended December 31 (Unaudited),		Six Months Ended December 31 (Unaudited),
	2019	2018	2019	2018
Current	$-	$-	$-	$-
Deferred	131,109	208,007	179,726	200,000
Increase in valuation allowance	(131,109)	(208,007)	(179,726)	(200,000)
Provision for income tax	$-	$-	$-	$-

NOTE 9 – INCOME TAXES (Continued)

The Company’s net deferred tax asset as of December 31, 2019 and June 30, 2019 is as follows:

	December 31, 2019 (Unaudited)	June 30, 2019
Deferred tax asset – net operating loss	$1,379,598	$1,199,872
Valuation allowance	(1,379,598)	(1,199,872)
Net deferred tax asset	$-	$-

The valuation allowance increased by $131,109 and $208,007 for the three months ended December 31, 2019 and 2018, respectively. The valuation allowance increased by $179,726 and $200,000 for the six months ended December 31, 2019 and 2018, respectively.

NOTE 10 – Commiments

Lease Agreement

On March 20, 2019, the Company entered into the one-year operating lease agreement for a senior management’s dormitory. Pursuant to the lease agreement, the lease expires on March 22, 2020 and has a monthly rent of RMB 5,200 (or approximately $735). Future rental payment due under the lease is RMB 15,600 (or approximately $2,200).

On July 30, 2019, the Company entered into an operating lease agreement for its office in Beijing. Pursuant to the lease agreement, the lease will start on October 8, 2019 and expire on October 7, 2022 and has a monthly rent of RMB 225,923 (or approximately $32,000). The lease required a security deposit of three months’ rent of RMB677,769 (or approximately $96,000) The Company will receive a six-month rent abatement. Future rental payment due under the lease is RMB6,099,918 (or approximately $863,000).

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing. Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or approximately $29,000). The deposit was RMB202,352 (or approximately $29,000). Future payment due under the agreement is RMB2,023,520 (or approximately $286,200).

The following table summarizes the impact of our operating leasing on our consolidated unaudited financial statements:

Consolidated statement of Operations

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
	(Unaudited)	(Unaudited)
Operating lease expense	$126,674	$147,958

Consolidated Balance Sheet

December 31, 2019 (Unaudited)
Right-of-use assets	$1,114,892
Lease liabilities	$579,475
Lease liabilities-non current	$535,417

Weighted average remaining lease term	2.33 years
Weighted average discount rate	4.75%

NOTE 10 – COMMIMENTS (Continued)

Consolidated Statement of Cash Flows

Six Months Ended December 31, 2019
(Unaudited)
Cash flow from operating activities
Right-of-use assets recognized in exchange for operating lease liabilities	$1,097,886

The total future minimum lease payment and management fee as of December 31, 2019 are payable as follows:

Twelve months ending December 31,	Minimum Lease Payment
2020	$465,868
2021	485,669
2022	163,355
2023	-
2024	-
Thereafter	-
Total minimum payments required	$1,114,892

NOTE 11 – Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On October 29, 2015, Rose Rock Inc. entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together owned 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to Rose Rock Inc. in exchange for the issuance of an aggregate of 6,666,667 shares of common stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become our wholly-owned subsidiaries, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become our variable interest entity (“VIE”) through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 82% of the outstanding shares of common stock. As of October 29, 2015, there were 18,333,333 shares of common stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

After the Share Exchange, we, through our consolidated subsidiaries and VIE, is engaged in the business of providing Internet security products and equipment, new media advertising, micro-marketing, and data analysis services in the PRCs.

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

On August 22, 2018, our board of directors and majority stockholders adopted our 2018 Equity Incentive Plan (the “2018 Plan”) under which we may award up to a maximum of 4,000,000 shares of common stock to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this Report, but our Board or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

On December 21, 2018, we successfully completed a registered, underwritten initial public offering and concurrent listing of our common stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund was held and disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between us and the underwriter of the offering. $400,000 of the escrow fund was disbursed to us in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. We sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the offering, Our common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

In addition, we issued warrants to the representative of the underwriters to purchase 101,500 shares of common stock at an exercise price of $6.00 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023.

We believe that the increased demand for security equipment and related products in China presents an attractive opportunity for us to establish and grow its business in the next twelve months.

Recent Developments

On October 16, 2019, Shuahi Information Technology Co., Ltd. (“Shuhai Beijing”), our variable interest entity, incorporated a wholly owned subsidiary, Heilongjiang Xunrui Technology Co. Ltd., which is expected to focus on research and development of new technologies and products.

On December 3, 2019, Shuhai Beijing formed Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”), a joint venture in PRC, in which Shuhai Beijing holds a 99% ownership interest with the remaining 1% ownership held by Nanjing Fanhan Zhineng Technology Institute Co. Ltd, an unrelated party that was supported by both Nanjing Municipal Government and Beijing University of Posts and Telecommunications. Shuhai Nanjing was formed for purposes of easy access of government funding and private financing in new technology development and project incubation.

In January 2020, as described below, to expeditiously establish new subsidiaries to further expand our business operation, we acquired ownerships in three entities for no consideration from our management who set up such entities on the Company’s behalf.

On January 3, 2020, Shunhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with Zhixin Liu, President of the Company, and Fu Liu, a Director of the Company (Fu Liu is the father of Zhixin Liu). Pursuant to the Transfer Agreements, Fu Liu and Zhixin Liu, each agreed, for no consideration, to (i) transfer their 51% and 49% ownership interest, respectively, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shunhai Beijing; and (ii) transfer their 51% and 49% ownership interest, respectively, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shunhai Beijing.

On January 7, 2020, Shunhai Beijing entered into another equity transfer agreement with Zhixin Liu, Fu Liu and Ze Liu, who is an unrelated third party. Pursuant to this equity transfer agreement, Fu Liu, Zhixin Liu and Ze Liu each agreed to transfer their 51%, 16%, 33% ownership interests, respectively, in Guozhong Hoze (Beijing) Technology Ltd. (“Guozhong Hoze”) to Shunhai Beijing for no consideration.

Guozhong Times was formed to focus on collaborating with third parties as a means of expanding our business.  Guohao Century was formed to explore potential business targets that we could acquire to improve our business model and product offerings.  Guozhong Hoze was formed to further develop and market our smart security system products.

Starting in December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in Hubei Province.  The Chinese government has taken certain emergency measures to combat the spread of the virus, including extending the Chinese Lunar New Year holiday, postponing the spring semesters of schools and universities, and adopting transport restrictions in various areas.  While we recently announced that we are seeking to modify our products and software to assist schools and communities in addressing the coronavirus outbreak, we may be unable to successfully do so.  Moreover, a prolonged slowdown in the Chinese economy and our target markets as a result of the virus could have a material adverse effect on our business, including an inability to market and sell our products.  As a consequence, we may be unable to generate revenue, could face shortfalls in liquidity and may be required to reduce or refocus our operations, which may raise substantial doubts about our ability to continue as a going concern.

Results of Operations

Three and six Months Ended December 31, 2019 and 2018

Revenue

We did not generate any revenue during three and six months ended December 31, 2019 and 2018.

Cost of Goods and Gross Profit

We recorded $194 and $0 of cost of goods sold and $194 and $0 of gross deficit for the three and six months ended December 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses:

Selling expenses were $58,146 and $71,973 for the three months December 31, 2019 and 2018, respectively. Selling expenses were $109,321 and $148,852 for the six months December 31, 2019 and 2018, respectively. The decrease in selling expenses was primarily attributed to a decrease in salary expenses.

General and administration expenses increased $362,575, or 131.6% from $275,582 during the three months ended December 31, 2018 to $638,157 during the same period in 2019. The increases were attributed to increases in rent expenses and approximately $285,000 of capitalized technology was expensed during three months ended December 31, 2019.

General and administration expenses increased $443,263, or 88.2% from $502,153 during the six months ended December 31, 2018 to $945,416 during the same period in 2019. The increases were attributed to increases in rent expenses, meal and entertainment and approximately $285,000 of capitalized technology was expensed during three months ended December 31, 2019.

We incurred research and development expenses of $69,158 and $120,365 during the three and six months ended December 31, 2019, respectively, comparing $41,114 and $103,885 during the same period in 2018. The increase was attributed to the increase in salary expense since we hired more staff in research and development department.

Net Loss

Due to our lack of recurring revenue, we generated net losses of $751,032 and $1,148,018 for the three and six months ended December 31, 2019, respectively, $379,712 and $743,937 for the same period in 2018.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. During the six months period ended December 31, 2019, we paid $1.9 million to two third-party agencies for research and development of our new product, which reduced our liquidity position. However, based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources to fund our operations through December 2020.

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

We expect to generate revenue through expanding our current Safe Campus business and through product innovation and development, which is expected to lead to the introduction of new products such as the scenic area and public community security products. If revenues are not generated or do not reach the level anticipated in the our plan, in order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, readers are cautioned that additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of December 31, 2019, we had a working capital of $1,105,913. Our current assets on December 31, 2019 were $3,132,793 primarily consisting of cash of $2,804,740, inventory of $74,432 and prepaid expenses and other current assets of $253,621. Our current liabilities were primarily composed of accounts payable of $52,771, accrued expenses and other payables of $93,996, operating lease liabilities of $579,475 and advances from customer of $1,300,638.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $1,572,243 during the six months ended December 31, 2019, which consisted of our net loss of $1,148,018, offset by depreciation and amortization of $13,186, a change of prepaid expenses and other current assets of $271,654, and a change of accrued expenses and other payables of $163,636.

Net cash used in operating activities was $794,846 during the six months ended December 31, 2018, which consisted of our net loss of $743,937, offset by depreciation and amortization of $19,319, a change of prepaid expenses and other current assets of $1,409, and a change of accrued expenses and other payables of $71,915.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1,608,538 for the six months ended December 31, 2019, which primarily related to cash paid for the acquisition of office furniture and equipment of $208,538, and for intangible assets of $1,400,000.

Cash used in investing activities totaled $30,337 for the six months ended December 31, 2018, which primarily related to cash paid for the acquisition of office furniture, equipment of $15,754 and for intangible assets of $14,583.

Cash Flow from Financing Activities

Net cash used in financing activities was $84,227 during the six months ended December 31, 2019, which primarily consisted of payment of a shareholder loan, net of $84,227.

Net cash provided by financing activities was $5,038,638 during the six months ended December 31, 2018, which primarily consisted of payment of a shareholder loan, net of $17,508, the net proceeds from issuance of our common stock of $307,724 and the net proceeds from sale of common stock $5,748,422, which is offset by $1,000,000 which was placed in escrow ($400,000 of which was released to us from escrow subsequent to December 31, 2018).

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: February 14, 2020	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: February 14, 2020	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)