Form 10-Q
period 2020-03-31
DATASEA INC.
filed 2020-05-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, the Company had 20,943,846 shares of its common stock, $0.001 par value per share, issued and outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,010,811	$6,072,637
Restricted cash	600,000	600,000
Inventory	272,749	73,294
Value-added tax prepayment	70,534	-
Prepaid expenses and other current assets	491,913	105,932

Total current assets	3,446,007	6,851,863

NONCURRENT ASSETS
Fixed assets, net	252,315	41,116
Intangible assets, net	1,948,882	555,811
Right-of-use assets, net	758,162	-

Total noncurrent assets	2,959,359	596,927

TOTAL ASSETS	$6,405,366	$7,448,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$46,768	$13,088
Advances from customers	1,361,134	1,318,897
Accrued expenses and other payables	178,779	264,684
Loan payable to shareholder	-	86,733
Operating lease liabilities	348,401	-

Total current liabilities	1,935,082	1,683,402

NONCURRENT LIABILITIES
Operating lease liabilities	421,558	-

Total noncurrent assets	421,558	-

TOTAL LIABILITIES	2,356,640	1,683,402

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at March 31, 2020 and June 30, 2019	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	179,000	189,906
Accumulated deficit	(7,255,884)	(5,550,128)

TOTAL STOCKHOLDERS’ EQUITY	4,048,726	5,765,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,405,366	$7,448,790

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling	142,605	183,240	33,284	34,388
General and administrative	1,373,837	1,013,136	428,227	510,983
Research and development	229,511	133,103	109,146	29,218

Total operating expenses	1,745,953	1,329,479	570,657	574,589

Loss from operations	(1,745,953)	(1,329,479)	(570,657)	(574,589)

Non-operating income
Other (expense) income, net	(3,632)	(2,571)	2,784	894
Interest income	43,828	47,114	10,134	32,696

Total non-operating income, net	40,196	44,543	12,918	33,590
				-
Loss before income tax	(1,705,757)	(1,284,936)	(557,739)	(540,999)

Income tax	-	-	-	-

Net loss	(1,705,757)	(1,284,936)	(557,739)	(540,999)

Other comprehensive item
Foreign currency translation gain (loss)	(10,906)	222,332	719	198,209

Total comprehensive loss	$(1,716,663)	$(1,062,604)	$(557,020)	$(342,790)

Net loss per share
Basic and diluted	$(0.08)	$(0.06)	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,845,627	20,943,846	20,943,846

DATASEA INC.

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance at July 1, 2019	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388

Net loss	-	-	-	(396,985)	-	(396,985)

Foreign currency translation gain	-	-	-	-	6,613	6,613

Balance at September 30, 2019	20,943,846	20,944	11,104,666	(5,947,113)	196,519	5,375,016

Net loss	-	-	-	(751,032)	-	(751,032)

Foreign currency translation loss	-	-	-	-	(18,238)	(18,238)

Balance at December 31, 2019	20,943,846	20,944	11,104,666	(6,698,145)	178,281	4,605,746

Net loss	-	-	-	(557,739)	-	(557,739)

Foreign currency translation gain	-	-	-	-	719	719

Balance at March 31, 2020	20,943,846	$20,944	$11,104,666	$(7,255,884)	$179,000	$4,048,726

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance at July 1, 2018	19,170,846	$19,171	$5,121,102	(4,124,947)	$170,795	$1,186,121

Sale of common stock	84,000	84	244,581	-	-	244,665

Net loss	-	-	-	(371,659)	-	(371,659)

Foreign currency translation gain	-	-	-	-	31,573	31,573

Balance at September 30, 2018	19,254,846	19,255	5,365,683	(4,496,606)	202,368	1,090,700

Sale of common stock	21,500	22	62,759	-	-	62,781

Sale of common stock - offering	1,667,500	1,668	5,676,224	-	-	5,677,892

Net loss	-	-	-	(372,278)	-	(372,278)

Foreign currency translation loss	-	-	-	-	(7,450)	(7,450)

Balance at December 31, 2018	20,943,846	20,945	11,104,666	(4,868,884)	194,918	6,451,645

Net loss	-	-	-	(540,999)	-	(540,999)

Foreign currency translation gain	-	-	-	-	198,209	198,209

Balance at March 31, 2019	20,943,846	$20,945	$11,104,666	$(5,409,883)	$393,127	$6,108,855

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net loss	$(1,705,757)	$(1,284,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,536	28,285
Operating lease expense	113,211	-
Changes in assets and liabilities:
Inventory	(204,186)	279
Prepaid expenses and other current assets	(394,017)	12,099
Accounts payable	34,500	-
Advance from customers	83,889	-
Accrued expenses and other payables	(13,338)	(44,790)
Taxes payable	(105,098)	-
Payment on operating lease liabilities	(132,953)	-

Net cash used in operating activities	(2,285,214)	(1,289,063)

Cash flows from investing activities:
Acquisition of fixed assets	(248,333)	(64,531)
Acquisition of intangible assets	(1,400,000)	-

Net cash used in investing activities	(1,648,333)	(64,531)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(85,091)	(15,392)
Net proceeds from sale of common stock - offering	-	5,240,889
Net proceeds from issuance of common stock	-	308,858

Net cash provided by (used in) financing activities	(85,091)	5,534,355

Effect of exchange rate changes on cash	(43,189)	129,722

Net (decrease) increase in cash and restricted cash	(4,061,826)	4,310,483

Cash and restricted cash, beginning of period	6,672,637	1,031,486

Cash and restricted cash, end of period	$2,610,811	$5,341,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$875,366	$-

DATASEA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (UNAUDITED) AND JUNE 30, 2019

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company in exchange for the issuance of an aggregate of 6,666,667 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company; and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

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

On October 16, 2019, Shuhai Beijing incorporated a wholly owned subsidiary, Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), which is engaged in developing and marketing the Company’s smart security system products.

On December 3, 2019, Shuhai Beijing formed Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”), a joint venture in PRC, in which Shuhai Beijing holds a 99% ownership interest with the remaining 1% ownership held by Nanjing Fanhan Zhineng Technology Institute Co. Ltd, an unrelated party that was supported by both Nanjing Municipal Government and Beijing University of Posts and Telecommunications. Shuhai Nanjing was formed for purposes of easy access of government funding and private financing in new technology development and project incubation. As of this report date, Shuhai Nanjing has no operations yet.

In January 2020, as described below, to expeditiously establish new subsidiaries to further expand the business and operation, the Company acquired ownerships in three entities for no consideration from the Company’s management who set up such entities on the Company’s behalf.

On January 3, 2020, Shuhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with President of the Company, and a Director of the Company. Pursuant to the Transfer Agreements, the Director and the President, each agreed, for no consideration, to (i) transfer their 51% and 49% ownership interest, respectively, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shuhai Beijing; and (ii) transfer their 51% and 49% ownership interest, respectively, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shuhai Beijing. Guozhong Times and Guohao Century were established for developing technology for electronic products, intelligence equipment and accessories, and providing software and information system consulting, installation and maintenance services. Guozhong Times started operation since January 2020, Guohao Century has not yet commenced operation as of this report date.

On January 7, 2020, Shuhai Beijing entered into another equity transfer agreement with the President, the same Director described above and an unrelated individual. Pursuant to this equity transfer agreement, the Director, the President and the unrelated each agreed to transfer their 51%, 16%, 33% ownership interests, respectively, in Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) to Shuhai Beijing for no consideration. Guozhong Haoze was formed to further develop and market the smart security system products. Guozhong Haoze has not yet commenced operation as of this report date

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.”Based on the epidemic prevention and control system embedded in our intelligent security platform, the company was able to promptly organize our employees at home to develope and upgrade the body temperature measurement and administration backend of the epidemic prevention and control system, which could meet the needs of schools and public communities for epidemic prevention, and well adressed the problem of how to integrate our security platform and epidemic prevention system. Ever since April, the company has resumed normal work, and the impact of COVID-19 outbreak on our marketing efforts from January to March of 2020 has been minimized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2020 and 2019, the Company had a net loss of $1.71 million and $1.28 million, respectively. The Company has an accumulated deficit of $7.26 million as of March 31, 2020. This raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

The Company is currently seeking to modify its products and software to assist schools and communities in addressing the coronavirus outbreak, providing possible remedy and prevention for the future outbreak after school resumes and public community reverts to social activities by promoting Epidemic Prevention and Control Systems. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others  which are planned to be used altogether with operating turnover to support Company’s R&D, procurement, marketing and daily operation , while the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries of Shuhai Skill (HK), Tianjin Information and its VIE, Shuhai Beijing, and its subsidiaries – Xunrui and Guozhong Times. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements (“CFS”) have been prepared pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments and elimination of intercompany transactions upon consolidation) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended June 30, 2019. The results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending June 30, 2020.

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

The following financial statement amounts and balances of the VIE were included in the accompanying condensed consolidated financial statements as of March 31, 2020 and June 30, 2019 and for the nine and three months ended March 31, 2020 and 2019, respectively:

	March 31, 2020 (Unaudited)	June 30, 2019
Current assets	$546,373	$1,573,413
Non-current assets	990,548	96,927
Total assets	$1,536,921	$1,670,340

Current liabilities	$1,863,810	$6,232,836
Non-current liabilities	421,558	-
Total liabilities	$2,285,368	$6,232,836

	For the Three Months Ended March 31, 2020 (Unaudited)	For the Nine Months Ended March 31, 2020 (Unaudited)

Revenues	$-	$-
Gross profit	$-	$-
Net loss	$235,541	$944,617

	For the Three Months Ended March 31, 2019 (Unaudited)	For the Nine Months Ended March 31, 2019 (Unaudited)

Revenues	$-	$-
Gross profit	$-	$-
Net loss	$291,011	$1,107,119

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with US GAPP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our unaudited condensed consolidated financial statements.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2020 and June 30, 2019, the Company has no such contingencies.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

RESTRICTED CASH

Restricted cash represents cash held in an indemnification escrow account related to requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for a period of 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018.

INVENTORY

Inventory comprised principally of smart student identification cards related to the Company’s “Safe Campus” security products, as well as products associated therewith comprised of routers to be used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were no allowances for inventory as of March 31, 2020 and June 30, 2019.

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

INTANGIBLE ASSETS

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified as of the balance sheet date.

Intangible assets include licenses, certificates, patents and other technology and are amortized over their useful life of five to ten years.

FAIR VALUE (“FV”) OF FINANCIAL INSTRUMENTS

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of March 31, 2020 and June 30, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. During the reporting periods there was no impairment loss recognized on long-lived assets.

LEASES

On July 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after July 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term.

The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease at inception. Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current), on the condensed consolidated balance sheets. At March 31, 2020, the net ROU was $758,162, and total operating lease liabilities (includes current and noncurrent) was $769,956.

REVENUE RECOGNITION

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606), by using the modified retrospective method for contracts that were not completed as of July 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance, as the Company’s revenue was recognized based on the amount of consideration, we expect to receive in exchange for satisfying the performance obligations.

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

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At March 31, 2020 and June 30, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three and nine months ended March 31, 2020, the Company incurred research and development expenses of $109,146 and $229,511, respectively. For the three and nine months ended March 31, 2019, the Company incurred research and development expenses of $29,218 and $133,103, respectively.

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

Cash denominated in RMB with a U.S. dollar equivalent of $1,584,380 and $1,395,104 at March 31, 2020 and June 30, 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of March 31, 2020, the cash balance of approximately $410,138 was maintained at U.S. financial institutions, of which approximately $160,000 was not insured. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000). As of March 31, 2020, the cash balance of approximately $16,293 was maintained at financial institutions in Hong Kong.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows

	March 31,	March 31,	June 30,
	2020	2019	2019
Period end USD: RMB exchange rate	7.0851	6.7121	6.8668
Average USD: RMB exchange rate	6.9993	6.8271	6.8263

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its Consolidated Financial Statements.

NOTE 3 – FIXED ASSETS

Fixed assets are summarized as follows:

	March 31, 2020 (Unaudited)	June 30, 2019
Furniture and fixtures	$89,439	$83,437
Vehicle	2,823	2,913
Leasehold improvement	137,826	-
Office equipment	151,885	54,641
Subtotal	381,973	140,991
Less: accumulated depreciation	129,658	99,875
Total	$252,315	$41,116

Depreciation expense for the three months ended March 31, 2020 and 2019 was $23,556 and $7,156 respectively.

Depreciation expense for the nine months ended March 31, 2020 and 2019 was $33,263 and $24,787 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2020 (Unaudited)	June 30, 2019
Software registration right	$36,677	$37,843
Patent	11,318	15,286
Technology development	1,900,000	500,000
Value-added telecommunications business license	14,815	11,678
Subtotal	1,962,810	564,807
Less: Accumulated amortization	13,928	8,996
Total	$1,948,882	$555,811

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of March 31, 2020, the Company paid SDT $1,000,000. However, the development has not commenced yet since the Company has not finalized the technology specifications.

On July 2, 2019, the Company entered into a technology development service agreement  with HW (HK) Limited, an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two period ending July 1, 2021. The total payments to made under the agreement is $1,200,000. As of March 31, 2020, the Company paid HW (HK) Limited $900,000 and the technology development is in process.

Amortization expense for the three months ended March 31, 2020 and 2019 were $3,546 and $1,880, respectively.

Amortization expense for the nine months ended March 31, 2020 and 2019 were $5,273 and $3,498, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020 (Unaudited)	June 30, 2019
Security deposit	$155,900	$46,933
Prepaid expenses and advances	80,910	34,181
Other receivables	197,598	-
Others	57,505	24,818
Total	$491,913	$105,932

On February 20, 2020, Guozhong Times entered an Operation Cooperation Agreement with an unrelated company, Heqin (Beijing) Technology Co, Ltd. (“Heqin”) for marketing and promoting the sale of Face Recognition Payment Processing equipment and related technical support, and other products of the Company including Epidemic Prevention and Control Systems. Heqin has a strong sales team who used to work shoulder by shoulder with fortune 500 companies and specializes in business marketing and sales channel establishment and expansion, especially in education industry and public area.They have had Successful experience of organizing multiple business matchmaking meetings with customers, distributors and retailers.

The cooperation term is from February 2, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period up to July 30, 2020. During the period of March and April 2020, Guozhong Times will provide the operating fund to Heqin, together with a credit line provided by Guozhong Times to Heqin for the period from May 2020 through August 2020, for total borrowing amount of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of March 31, 2020, Guozhong Times had an outstanding receivable of RMB 1.4 million ($197,598) from Heqin and was recorded as other receivable, with no interest and repayment date no later than the end of current fiscal year. The loan to Heqin is secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

No profits will be allocated and distributed before the full repayment of the borrowing. After Heqin pays in full the borrowing amount, Guozhong Times and Heqin will start to distribute from the profits of sale of Face Recognition Payment Processing equipment and related technical support at 30% and 70% of the net income, respectively. The profit allocation for the sale of other products of the Company are to be negotiated. Heqin will receive certain stock reward when it reaches the preset sales target under the performance compensation mechanism.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payable consisted of the following:

	March 31, 2020 (Unaudited)	June 30, 2019
Deposit	$-	$30,525
Salary and other payables	178,779	234,159
Total	$178,779	$264,684

As of March 31, 2020, accrued expenses and other payables mainly consisted of salary payable of $111,808, and accrued labilities and other payables of $66,971. As of June 30, 2019, salary and other payables mainly consist of salary payable of $52,551 and other payable of $180,858.

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

As of March 31, 2020, the Company had advances from customers of $1,361,134, of which, $1.28 million was advances from the sales agents. As of June 30, 2019, the Company had advances from customers of $1,318,897, all was the advances from the sales agents.

As of March 31, 2020, Guozhong Times has received 33 purchase orders from development and construction companies from Anhui and Fujian province, China for customized hardware and software solutions to detect and control the novel coronavirus outbreak in public areas. Datasea’s systems sold in these orders are utilized in public places, including campuses, shopping malls, scenic areas, residential areas and factory areas.

The value of a single purchase order ranges from $1,620 to $2,620 (RMB 11,500 to RMB 18,600). The total value of the 33 agreements is $84,000 (RMB 596,520). Pursuant to the purchase orders, customers shall pay the full amount within 15 days after the purchase order is signed. As of March 31, 2020, Guozhong Times has received $69,500 (RMB493,500).

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of March 31, 2020 and June 30, 2019, the amounts due to the President were $nil and $86,733 respectively. These amounts were interest-free, unsecured and due on demand.

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for a term of two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement entered on November 30, 2019 for the leasing period from December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded as prepaid expenses at March 31, 2020. The Company recorded car rental expense of $1,429 and $2,197 for the three months ended March 31, 2020 and 2019. The Company recorded car rental expense of $3,572 and $6,591 for the nine months ended March 31, 2020 and 2019.

In April 2019, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment located in Harbin city as the Company’s branch office from the Company’s President with an annual rent of approximately $2,828. The term was from May 1, 2019 through April 30, 2020. The rent paid under this agreement was $729 and $733 for the three months ended March 31, 2020 and 2019, respectively. The rent paid under this agreement was $2,186 and $2,197 for the nine months ended March 31, 2020 and 2019, respectively.

On April 22, 2019, the Company borrowed RMB400,000 (or approximately $57,000) with no interest from the Company’s President to pay operating expenses. The loan was repaid on July 8, 2019.

NOTE 9 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s US parent company, was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of March 31, 2020, the US entity had net operating loss (“NOL”) carry forwards for income tax purpose of $261,419. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, and Guozhong Times are subject to the regular 25% PRC income tax rate.

As of March 31, 2020, the Company has approximately $5.17 million of NOL related to its HK holding company, PRC subsidiaries and VIEs that expire in years 2019 through 2023. The Company estimated the NOL based on the unaudited financial statements of each entity per PRC GAAP, which the management believes it approximates the financial statements per PRC tax law. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of March 31, 2020 and June 30, 2019.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31 (Unaudited),		Nine Months Ended March 31 (Unaudited),
	2020	2019	2020	2019
US federal statutory rates	(21.0)%	(21.0)%	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.1)	6.0%	(3.6)	6.0%
Effect of PRC tax holiday	0.8%	-%	5.2%	-%
Valuation allowance	23.3%	15.0%	19.4%	15.0%
Effective tax rate	-	-	-	-

The Company’s net deferred tax asset as of March 31, 2020 and June 30, 2019 is as follows:

	March 31, 2020 (Unaudited)	June 30, 2019
Deferred tax asset – net operating loss	$901,777	$1,199,872
Valuation allowance	(901,777)	(1,199,872)
Net deferred tax asset	$-	$-

NOTE 10 – COMMIMENTS

Lease Agreement

On March 20, 2019, the Company entered into the one-year operating lease agreement for a senior management’s dormitory. Pursuant to the lease agreement, the lease expires on March 22, 2020 and has a monthly rent of RMB 5,200 (or approximately $735). The Company did not renew the lease upon lease expiration.

On July 30, 2019, the Company entered into an operating lease agreement for its office in Beijing. Pursuant to the lease agreement, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expire on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or approximately $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or approximately $96,000). The Company will receive a six-month rent abatement.

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing (described above). Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or approximately $29,000). The deposit was RMB202,352 (or approximately $29,000).

On August 28, 2019, the Company entered an operating lease agreement for senior officers’ dormitory in Beijing. The lease has a term of two-years with expiration date on August 31, 2021, the monthly rent is RMB 14,500 ($2,045), payable every six months in advance.

The Company adopted ASC 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the office and dormitory leases with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
	(Unaudited)	(Unaudited)
Operating lease expense	$31,727	$113,211

March 31, 2020 (Unaudited)
Right-of-use assets	$758,162
Lease liabilities	$348,401
Lease liabilities - noncurrent	$421,558

Weighted average remaining lease term	2.47 years
Weighted average discount rate	5.00%

 The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2020:

Twelve months ending March 31,	Minimum Lease Payment
2021	$348,401
2022	302,774
2023	175,525
Total undiscounted cash flows	826,700
Less: imputed interest	(56,741)
Present value of lease liabilities	769,959

NOTE 11 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent event:

In 2018, the Company’s Board of Directors and majority stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), the 2018 Plan authorized the reserve of 4,000,000 shares of the Company’s common stock as stock reward to attract and retain personnel, provide additional incentives to employees, directors and consultants and promote the success of the Company’s business. No awards have been granted under the 2018 Plan as of the date of this Report. In April 2020, the Board approved and authorized the preparation of Form S-8 to register the 4,000,000 shares of the Company’s common stock subject to the 2018 Plan.

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

Overview

We are an emerging technology company in China engaged in (i) providing smart security solutions primarily to schools, scenic areas and public communities and (ii) developing education-related technologies. We leverage our proprietary technologies, intellectual property, innovative products and market intelligence to provide comprehensive and optimized security solutions and education-related technologies to our clients. We have been certified as one of the Zhongguancun High Tech Enterprises (issued by the Zhongguancun Science Park Administrative Committee) in recognition of our achievement in high technology products. Our security and technology engineers and experts create, design, build and run an intelligent 3D security system through visual and non-visual Perception algorithms, and hardware products such as face recognition cameras, Infra-red Emissions and smoke detectors.

Our mission is to offer products and services to users ranging from businesses to individuals. Empowered by data, our company strives to provide comprehensive smart security solutions applied in a variety of matters, such as campus safety and public space surveillance. Our customers include but are not limited to, schools, public communities, and scenic areas nationwide in China.

We have developed three smart security products: the safe campus security system, the scenic area security system, and the public community security system. As of the date of this report, the safe campus security system has entered the market and is used by many schools in China. Notwithstanding the impact of the COVID-19 outbreak, the the Company continues its work developing of safe campus security system continues. The scenic area security system is in the testing phase and is expected to enter the market during calendar year 2020. Our public community security system is also in the testing phase; we cannot provide an estimate when this system is expected to enter the market. For the time being, however, the Company has focused on developing a detection system designed to assist in monitoring and detecting effects of future outbreaks (discussed below), as a special version of the public community security system, and has already installed it across a large number of public communities.

We market and sell our smart security products, services and solutions to enterprises, institutions, families and individuals through our distributors and city partners. Although we have generated very little revenues to date, we expect to generate revenues from sales of software systems, installation of the systems, including its software and hardware, upgrades of hardware, and support and maintenance services.

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

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015 by amending its articles of incorporation. On December 21, 2018, we completed a registered, underwritten initial public offering and concurrent listing of our common stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account and subsequently released to the Company of $400,000. We sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the offering, our common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.” In addition, we issued warrants to the representative of the underwriters to purchase 101,500 shares of common stock at an exercise price of $6.00 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” During the period from January to March 2020, the Company’s marketing and business developments efforts have been materially adversely affected since, among other reasons, the Company’s employees were not able to return to our offices to resume their duties. The Company resumed its operations in April. As a recipient of the PRC government support programs intended to mitigate the adverse economic impact of the pandemic, the Company expects that its business operations would recover and not be materially affected going forward. Its intelligent security platform has enabled the Company’s R&D team to continue working in online mode during the pandemic, which the Company believes would facilitate and support the Company’s recovery. In addition, the Company believes its efforts to move its functions online were sufficiently prompt and effective to minimize adverse effects on the Company’s financial reporting and internal control over financing reporting systems. The Company does not anticipate any impairments of its assets. However, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies may have a material adverse affect on the demand for the Company’s services. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that the pandemic continues on for a significantly longer period of time, we may need to raise capital in the future.

Recent Business Developments

On October 16, 2019, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), our variable interest entity, incorporated a wholly owned subsidiary, Heilongjiang Xunrui Technology Co. Ltd., which to focus on research and development of new technologies and products.

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

In January 2020, as described below, to expand our business operation, we acquired ownerships in three entities for no consideration from our management who set up such entities on the Company’s behalf.

On January 3, 2020, Shuhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with Zhixin Liu, President of the Company, and Fu Liu, a Director of the Company (Fu Liu is the father of Zhixin Liu). Pursuant to the Transfer Agreements, Fu Liu and Zhixin Liu, each agreed, for no consideration, to (i) transfer their 51% and 49% ownership interest, respectively, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shuhai Beijing; and (ii) transfer their 51% and 49% ownership interest, respectively, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shuhai Beijing.

On January 7, 2020, Shuhai Beijing entered into another equity transfer agreement with Zhixin Liu, Fu Liu and Ze Liu, who is an unrelated third party. Pursuant to this equity transfer agreement, Fu Liu, Zhixin Liu and Ze Liu each agreed to transfer their 51%, 16%, 33% ownership interests, respectively, in Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) to Shuhai Beijing for no consideration.

Guozhong Times was formed to focus on collaborating with third parties as a means of expanding our business.  Guohao Century was formed to explore potential business targets that we could acquire to improve our business model and product offerings.  Guozhong Haoze was formed to further develop and market our smart security system products.

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2020 and 2019, we had a net loss of $1.71 million and $1.28 million, respectively. We had an accumulated deficit of $7.26 million as of March 31, 2020. This raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

We are currently seeking to modify its products and software to assist schools and communities in addressing the coronavirus outbreak, providing potential monitoring and control tools for possible future outbreaks. Namely, Datasea has completed Installation of Epidemic Prevention and Control Systems in several K-12 schools and public communities. Its system includes a data-based management platform and the front-end equipment, 7-inch facial recognition and temperature measurement terminals and the security turnstiles. These systems have 3 core functions: non-contact and accurate temperature measurement, mask recognition and face comparison. In addition, these systems can be seamlessly integrated with the Company’s safe campus security system to record students’ arrival and departure and issue various notices.

The company expanded its market partners to facilitate market development. Among them, Heqin Company works for marketing and promoting the sale of Face Recognition Payment Processing equipment and other products of the Company including Epidemic Prevention and Control Systems. In addition, the Company has newly established two sales teams for promoting school clients and smart city project expansion.

Results of Operations

Comparison of the nine months ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$-		$-
Cost of goods sold	-	-%	-	-%
Gross profit	-	-%		-%
Selling expenses	142,605	-%	183,240	-%
Research and development	229,511	-%	133,103	-
General and administrative expenses	1,373,837	-%	1,013,136	-%
Operating expenses	1,745,953	-%	1,329,479	-%
Loss from operations	(1,745,953)	-%	(1,329,479)	-%
Non-operating income, net	40,196	-%	44,543	-%
Loss before income taxes	(1,705,757)	-%	(1,284,936)	-%
Income tax expense	-	-%	-	-%
Net loss	$(1,705,757)	-%	(1,284,936)	-%

Revenue

We did not generate any revenue for the nine months ended March 31, 2020 and 2019.

On March 5, 2018, we entered into separate agreements with two sales agents. Pursuant to the agreements, we authorized the agents to market the Company’s Safe Campus Management System. The term of the agreements is for five years and will expire on March 6, 2023 and July 1, 2023, respectively. In accordance with ASU 2016-08, Principal versus Agent Considerations (ASC 606), we determined that it was the principal in these two contracts and as such, we recorded the payments received from the two sales agents as advances. We will recognize revenue from these contracts as the sales agents sell the products and services to third parties. As of March 31, 2020, we had $1.28 million advances from the sales agents.

As of March 31, 2020, Guozhong Times has received 33 purchase orders from development and construction companies from Anhui and Fujian province, China for customized hardware and software solutions to detect and control the novel coronavirus outbreak in public areas. Datasea’s systems sold in these orders are utilized in 33 public places, including campuses, shopping malls, scenic areas, residential areas and factory areas. The value of a single purchase order ranges from $1,620 to $2,620 (RMB 11,500 to RMB 18,600). The total value of the 33 agreements is $84,000 (RMB 596,520). Pursuant to the purchase orders, customers shall pay the full amount within 15 days after the purchase order is signed. As of March 30, 2020, Guozhong Times has received $69,500 (RMB493,500).

Cost of Goods

We recorded $0 of cost of goods sold for both the nine months ended March 31, 2020 and 2019.

Gross Profit

The gross profit for the nine months ended March 31, 2020 and 2019 were $0.

Selling, General and Administrative Expenses

Selling expenses were $142,605 and $183,240 for the nine months March 31, 2020 and 2019, respectively, a decrease of $40,635 or 22%. The decrease in selling expenses was primarily attributed to a decrease in salary expenses by $43,803 of Shuhai Beijing, which was partly offset by increased travel expense by $1,912 and meal and entertainment by $1,932 of Shuhai Beijing.

As we are currently modifying our products and software to assist schools and communities in addressing the coronavirus outbreak, providing possible remedy and prevention for the future outbreak, and expanding the artificial intelligence application and products, we incurred increased research and development expenses by $96,408 or 72%, we had $229,511 and $133,103 R&D expense during the nine months ended March 31, 2020 and 2019, respectively. The increase was mainly from increased salary expense by $58,000 as a result of hiring more staffs in research and development department, and other related expenses by $30,000.

General and administration expenses increased $360,701, or 36% from $1,013,136 during the nine months ended March 31, 2019 to $1,373,837 during the same period in 2020. The increases were attributed to increases in rent expenses by $101,188, and increased professional fee by $247,825.

Non-operating income, net

Non-operating income were $40,196 and $44,543 for the nine months ended March 31, 2020 and 2019. For the nine months ended March 31, 2020, we had interest income $43,828 and other expense $3,632. For the nine months ended March 31, 2019, we had interest income $47,114 and other expense $2,571.

Net Loss

Due to our lack of revenue, we generated net losses of $1,705,757 and $1,284,936 for the nine months ended March 31, 2020 and 2019, respectively, the increased net loss mainly due to increased operating expense as describe above.

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$-		$-
Cost of goods sold	-	-%	-	-%
Gross profit	-	-%	-	-%
Selling expenses	33,284	-%	34,388	-%
Research and development	109,146	-%	29,218	-
General and administrative expenses	428,227	-%	510,983	-%
Operating expenses	570,657	-%	574,589	-%
Loss from operations	(570,657)	-%	(574,589)	-%
Non-operating income	12,918	-%	33,590	-%
Loss before income taxes	(557,739)	-%	(540,999)	-%
Income tax expense	-	-%	-	-%
Net loss	$(557,739)	-%	(540,999)	-%

Revenue

We did not generate any revenue for the three months ended March 31, 2020 and 2019.

On March 5, 2018, we entered into separate agreements with two sales agents. Pursuant to the agreements, we authorized the agents to market the Company’s Safe Campus Management System. The term of the agreements is for five years and will expire on March 6, 2023 and July 1, 2023, respectively. In accordance with ASU 2016-08, Principal versus Agent Considerations (ASC 606), we determined that it was the principal in these two contracts and as such, we recorded the payments received from the two sales agents as advances. We will recognize revenue from these contracts as the sales agents sell the products and services to third parties. As of March 31, 2020, we had $1.28 million advances from the sales agents.

As of March 31, 2020, Guozhong Times has received 33 purchase orders from development and construction companies from Anhui and Fujian province, China for customized hardware and software solutions to detect and control the novel coronavirus outbreak in public areas. Datasea’s systems sold in these orders are utilized in 33 public places, including campuses, shopping malls, scenic areas, residential areas and factory areas. The value of a single purchase order ranges from $1,620 to $2,620 (RMB 11,500 to RMB 18,600). The total value of the 33 agreements is $84,000 (RMB 596,520). Pursuant to the purchase orders, customers shall pay the full amount within 15 days after the purchase order is signed. As of March 30, 2020, Guozhong Times has received $69,500 (RMB493,500).

Cost of Goods

We recorded $0 of cost of goods sold for both the three months ended March 31, 2020 and 2019.

Gross Profit

The gross profit for the three months ended March 31, 2020 and 2019 were $0.

Selling, General and Administrative Expenses

Selling expenses were $33,284 and $34,388 for the three months March 31, 2020 and 2019, respectively, a slight decrease of $1,104 or 3%. The decrease in selling expenses was primarily attributed to a decrease in salary expenses by $2,450 of Shuhai Beijing, which was partly offset by increased travel expense by $1,336 of Shuhai Beijing.

As we are developing the new products like Epidemic Prevention and Control Systems for schools and communities, which are featuring non-contact temperature measurement, mask recognition and facial comparison, and other artificial intelligence application and products like face-recognition payment processing products, we incurred increased R&D expense of $79,928 or 274%; we had research and development expenses of $109,146 and $29,218 during the three months ended March 31, 2020 and 2019, respectively. The increase was attributed to the increase in salary expense by $65,471 as a result of hiring more staffs in research and development department, and other related research expense by $14,000.

General and administration expenses decreased $82,756, or 16% from $510,983 during the three months ended March 31, 2019 to $428,227 during the same period in 2020. As our R&D expense increased significantly, we tried our best to cost control on other general and administrative expenses to keep our overall operating expenses under the budget.

Non-operating income, net

Non-operating income were $12,918 and $33,590 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, we had interest income $10,134 and other income $2,784. For the three months ended March 31, 2019, we had interest income $32,696 and other income $894.

Net Loss

Due to our lack of revenue, we generated net losses of $557,739 and $540,999 for the three months ended March 31,2020 and 2019, respectively. The slight increase in net loss mainly due to decreased non-operating income as describe above.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. Our management recognizes that we must generate sales and additional cash resources in order for our Company to continue our operations. Based on increased demand for security services in China, our management believes in the potential for growth in our business. In addition, following our December 2018 IPO, we received net proceeds $5.7 million, which, we expect, along with expected growth in revenue, we will sufficient cash resources for our operations for the next 12 months from this report date.

We expect to generate revenue through expanding our current Safe Campus business, promoting Epidemic Prevention and Control Systems, scenic area and public community security products, and other artificial intelligence application and products such as face recognition products, and through continuous product innovation and development. If revenues are not generated or do not reach the level anticipated in our plan, in order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of March 31, 2020, we had a working capital of $1,510,925 (or a current liquidity ratio of 1.78:1). Our current assets on March 31, 2020 were $3,446,007. As of June 30, 2019, we had a working capital of $4,568,461 excluding the restricted cash of $600,000 (or current liquidity ratio of 3.71:1). Our current assets on June 30, 2019 were $6,251,863 excluding the restricted cash of $600,000, which will be released to the Company following the termination of the Indemnification Escrow Agreement originally executed in connection with our 2019 IPO.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2020 and 2019, respectively.

	2020	2019
Net cash used in operating activities	$(2,285,214)	$(1,289,063)
Net cash used in investing activities	$(1,648,333)	$(64,531)
Net cash provided by (used in) financing activities	$(85,901)	$5,534,355

Cash Flow from Operating Activities

Net cash used in operating activities was $2,285,214 during the nine months ended March 31, 2020, comparing with net cash used in operating activities of $1,289,063 during the nine months ended March 31, 2019, an increase of cash outflow by $996,151. The increase in cash outflow was mainly due to increased net loss by $420,821, increased cash outflow on inventory by $204,465, increased cash outflow on prepaid expenses by $406,116, and increased cash outflow on taxes payable by $105,098, despite we had cash inflow from account payable by $34,500 and cash inflow from advance from customers by $83,889.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1,648,333 for the nine months ended March 31, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment of $248,333, and for intangible assets of $1,400,000. Net cash used in investing activities totaled $64,531 for the nine months ended March 31, 2019, which primarily related to cash paid for the acquisition of office furniture, equipment and patents.

Cash Flow from Financing Activities

Net cash used in financing activities was $85,091 during the nine months ended March 31, 2019, which primarily consisted of repayment of a shareholder loan of $85,091. Net cash provided by financing activities was $5,534,355 during the nine months ended March 31, 2019, which primarily consisted of repayment of a shareholder loan of $15,392, net proceeds from issuance of our Common Stock of $308,858, and net proceeds from our public offering of $5,840,889, which is offset by $600,000 which is currently held in escrow.

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

The conclusion that our disclosure controls and procedures were not effective was due to the following material weaknesses in internal control over financial reporting: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

In order to remediate the foregoing weaknesses, the Company has undertaken the following steps:

●	Adopted internal control policies, including, but not limited to, budget approval process, procurement and assets control, cash flow control, travel allowance, reimbursement, credit control, internal auditing and a cost accounting, review of the accounting professional duties and responsibilities handbook.

●	Established an internal audit department led by the director of internal audit and a legal team to ensure proper compliance and risk management, training internal staff such as financial department, marketing department and senior management team.

●	Established international department to enhance the compliance and financing management in the international capital markets.

●	Engaged a new China-based legal counsel to strengthen the Company’s operational compliance across markets in China.

We plan to take these and additional steps to enhance and improve the design of our internal controls over financial reporting and to further implement the following measures in the fiscal year ending June 30, 2020 to remediate the material weaknesses identified, subject to obtaining additional financing, including, appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopting sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our generating more revenue or raising additional capital to cover the costs of implementing the changes required.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the most recently completed fiscal year. Except as updated below, there have been no material changes from the risk factors previously disclosed in such Annual Report.

The COVID-19 pandemic may have material adverse impact on the Company and its operations.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” During the period from January to March 2020, the Company’s marketing and business developments efforts have been materially adversely affected since, among other reasons, the Company’s employees were not able to return to our offices to resume their duties. As the Company resumed in its operations in April, it is expected that its business operations would not be materially affected, particularly in light of the fact that the Company has been the recipient of the PRC government support programs intended to mitigate the economic impact of the pandemic. Its intelligent security platform has enabled the Company’s R&D team to continue working in online mode during the pandemic, which the Company believes would support the Company’s recovery. In addition, the Company believes its efforts to move its functions online were sufficiently prompt and effective to minimize any adverse effect on the Company’s financial reporting and internal control over financing reporting systems. Presently, the Company does not anticipate any impairments of its assets. It is also possible that the outbreak will cause additional disruptions to the Company’s operations and prospects. The Company may incur significant delays, reductions in revenue and increases in expenses relating to such events outside of its control. Moreover, the Company anticipates that the impact of the COVID-19 outbreak on the United States and world economies might have a material adverse affect on the demand for the Company’s services. We currently believe that our financial resources will be adequate to see us through the outbreak. In the event that we do need to raise capital in the future, the outbreak-related instability in the securities markets could affect our ability to raise additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, effective January 10, 2020, Wei, Wei & Co., LLP (“WWC”) voluntarily resigned as independent registered public accounting firm of the Company. WWC’s reports on the Company’s financial statements for the fiscal years ended June 30, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle. For the fiscal years ended June 30, 2019 and 2018 and during the subsequent interim periods through the date of this report, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with WWC’s report on the Company’s financial statements for such fiscal year. For the fiscal years ended June 30, 2019 and 2018 and during the subsequent interim periods through the date of this report, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On January 14, 2020, the Audit Committee of the Company’s Board of Directors appointed Morison Cogen LLP (“Morison”) as the Company’s new independent registered public accounting firm, effective immediately. For the fiscal years ended June 30, 2019 and 2018 and during the subsequent interim periods through January 10, 2020, neither the Company nor anyone acting on behalf of the Company had consulted Morison regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Morison provide a written report or oral advice to the Company that Morison concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit	Description
16.1	Letter of Wei, Wei & Co., LLP, dated January 16, 2020 (1)
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: May 14, 2020	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 14, 2020	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)