Form 10-Q/A
period 2019-09-30
DATASEA INC.
filed 2020-09-15
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended September 30, 2019 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures as discussed in Note 15 to the accompanying restated unaudited financial statements.

Background of the Restatement

On September 7, 2020, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of Datasea, Inc. (the “Company”) and executive management, in consultation with the Board and the Company’s independent registered public accounting firm, Morison Cogen LLP, has concluded that the following previously filed financial statements of the Company should not be relied upon:

●	The Company’s unaudited financial statements on Form 10-Q for the quarterly periods ended September 30, 2019, December 31, 2019, and March 31, 2020 (the “Affected Quarterly Reports”).

The non-reliance conclusion with respect to interim financial statements included in the Affected Quarterly Reports resulted from the determination that part of the research and developments costs capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985 (Costs of software to be sold, leased, or marketed). Specifically, pursuant to this guidance, such development costs that are incurred prior to the point where the project has demonstrated technological feasibility are to be expensed as they are incurred. In the Affected Quarterly Reports, the Company recorded such development cost as intangible assets.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

●	Part I – Item 1. Financial Statements

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited) (Restated)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,318,155	$6,072,637
Inventory	70,406	73,294
Prepaid expenses and other current assets	752,233	105,932

Total current assets	4,140,794	6,251,863

NONCURRENT ASSETS
Property and equipment, net	35,757	41,116
Intangible assets, net	335,234	555,811
Prepaid expenses	1,421,396	-
Restricted cash / escrow	600,000	600,000
Right-of-use assets, net	1,197,819	-

Total noncurrent assets	3,590,206	1,196,927

TOTAL ASSETS	$7,731,000	$7,448,790

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,572	$13,088
Advances from customers	1,266,941	1,318,897
Accrued expenses and other payables	78,652	264,684
Taxes payable	-	-
Loan payable to shareholder	-	86,733
Operating lease liabilities	358,938	-

Total current liabilities	1,717,103	1,683,402

NONCURRENT LIABILITIES
Operating lease liabilities	838,881	-

Total noncurrent assets	838,881	-

TOTAL LIABILITIES	2,555,984	1,683,402

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at September 30, 2019 and June 30, 2019	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	196,519	189,906
Accumulated deficit	(6,147,113)	(5,550,128)

TOTAL STOCKHOLDERS' EQUITY	5,175,016	5,765,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,731,000	$7,448,790

See notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED
	September 30, 2019	September 30, 2018
	(Restated)

Revenues	$-	$-
Cost of goods sold	-	7,434

Gross profit	-	(7,434)

Operating expenses
Selling	51,175	76,879
General and administrative	307,259	226,571
Research and development	251,207	62,771

Total operating expenses	609,641	366,221

Loss from operations	(609,641)	(373,655)

Non-operating income
Other expense, net	(9,504)	(3,925)
Interest income	22,160	5,921

Total non-operating income, net	12,656	1,996

Net loss	(596,985)	(371,659)

Other comprehensive item
Foreign currency translation adjustment	6,613	31,573

Total comprehensive loss	$(590,372)	$(340,086)

Net loss per share
Basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,171,759

See notes to the consolidated financial statements

DATASEA INC.

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total
Balance at July 1, 2019 (Audited)	20,943,846	$20,944	$11,104,666	$-	$(5,550,128)	$189,906	$5,765,388

Net loss (Restated)	-	-	-	-	(596,985)	-	(596,985)

Foreign currency translation gain	-	-	-	-	-	6,613	6,613

Balance at September 30, 2019 (Restated)	20,943,846	$20,944	$11,104,666	$-	$(6,147,113)	$196,519	$5,175,016

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total
Balance at July 1, 2018 (Audited)	19,170,846	$19,171	$5,121,102	$-	$(4,124,947)	$170,795	$1,186,121

Sale of common stock	84,000	84	244,581	-	-	-	244,665

Net loss	-	-	-	-	(371,659)	-	(371,659)

Foreign currency translation gain	-	-	-	-	-	31,573	31,573

Balance at September 30, 2018	19,254,846	$19,255	$5,365,683	$-	$(4,496,606)	$202,368	$1,090,700

See notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
	(Restated)

Cash flows from operating activities:
Net loss	$(596,985)	$(371,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,969	12,162
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,578,368)	5,556
Right-of-use assets	(1,219,937)	-
Accrued expenses and other payables	(176,000)	(81,449)
Payment on operating lease liabilities	1,219,937	-

Net cash used in operating activities	(2,344,384)	(435,390)

Cash flows from investing activities:
Acquisition of fixed assets	(1,408)	(4,881)
Acquisition of intangible assets	(288,575)	(14,703)

Net cash used in investing activities	(289,983)	(19,584)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(84,855)	(26,471)
Net proceeds from sale of common stock	-	246,944

Net cash provided by (used in) financing activities	(84,855)	220,473

Effect of exchange rate changes on cash	(35,261)	35,092

Net (decrease) in cash and restricted cash	(2,754,482)	(199,408)

Cash and restricted cash, beginning of period	6,672,637	1,031,486

Cash and restricted cash, end of period	$3,918,155	$832,078

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See notes to the consolidated financial statements

DATASEA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED) AND JUNE 30, 2019

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of September 30, 2019 and June 30, 2019 and for the three months ended September 30, 2019 and 2018, respectively:

	September 30, 2019	June 30, 2019
	(Unaudited)
Current assets	$702,885	$1,573,413
Non-current assets	309,044	96,927
Total assets	$1,011,929	$1,670,340

Current liabilities	$5,736,211	$6,232,836
Non-current liabilities	-	-
Total liabilities	$5,736,211	$6,232,836

	Three Months Ended September 30 (Unaudited)
	2019	2018
Revenue	$-	$-
Gross profit	-	-
Net loss	$(347,824)	$(366,615)

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

ESCROW

Escrow represents cash held in an indemnification escrow account related to requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for a period of 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018, but in no event it shall be held in escrow for longer than 24 months.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three months ended September 30, 2019 and 2018, the Company incurred research and development expenses of $251,207 and $62,771, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2019	June 30, 2019
	(Unaudited)
Furniture and fixtures	$77,980	$83,437
Vehicle	2,798	2,913
Office equipment	56,042	54,641
Subtotal	136,820	140,991
Less: accumulated depreciation	101,063	99,875
Total	$35,757	$41,116

Depreciation expense for the three months ended September 30, 2019 and 2018 was $5,217 and $11,445 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2019	June 30, 2019
	(Unaudited)
Software registration right	$36,352	$37,843
Patent	14,684	15,286
Value-added telecommunications business license	11,218	11,678
Technology / software development (see Note 5)	283,343	500,000
Subtotal	345,597	564,807
Less: Accumulated amortization	10,363	8,996
Total	$335,234	$555,811

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

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	June 30, 2019
	(Unaudited)
Security deposit	$156,189	$46,933
Prepaid expenses and advances	582,505	34,181
Others	13,539	24,818
Total	$752,233	$105,932

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of September 30, 2019, the Company paid SDT $1,000,000, of which, $50,000 was recorded as research and development expense in the statement of operations for the three months ended September 30, 2019 as the costs were incurred before the establishment of technological feasibility, and $950,000 was recorded as prepaid software development expenses, of which, $350,000 was current and $600,000 was noncurrent.

On July 2, 2019, the Company entered into a technology development service agreement  with HW (HK) Limited, an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021. The total payments to be made under the agreement is $1,200,000. As of September 30, 2019, the Company paid HW (HK) Limited $900,000, of which, $150,000 was recorded as research and development expense in the statement of operations for the three months ended September 30, 2019 as the costs were incurred before the establishment of technological feasibility, and $750,000 was recorded as prepaid software development expenses, of which, $150,000 was current and $600,000 was noncurrent.

NOTE 6 – PREPAID EXPENSES – NON CURRENT

Prepaid expenses - noncurrent assets consisted of the following including $1,200,000 prepaid software development expenses (see Note 5) :

	September 30, 2019	June 30, 2019
	(Unaudited)
Prepaid expenses	$1,325,509	$-
Lease deposits	95,887	-
Total	$1,421,396	$-

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payable consisted of the following:

	September 30, 2019	June 30, 2019
	(Unaudited)
Deposit	$-	$30,525
Salary and other payables	78,652	234,159
Total	$78,652	$264,684

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2019 and 2018:

	Three Months ended September 30, (Unaudited)
	2019	2018
Statutory PRC. tax rate	25.0%	25.0%
Effect of PRC tax rate holiday	-10.0%	-10.0%
Valuation allowance	15.0%	15.0%
	0.0%	0.0%

The provisions for income taxes is summarized as follows:

	Three months ended September 30, 2019	Three months ended September 30, 2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	48,617	92,915
Increase in valuation allowance	(48,617)	(92,915)
Total	$-	$-

The Company’s net deferred tax asset as of September 30, 2019 and June 30, 2019 is as follows:

	September 30, 2019	June 30, 2019
	(Unaudited)
Deferred tax asset – net operating loss	$1,248,489	$1,199,872
Valuation allowance	(1,248,489)	(1,199,872)
Net deferred tax asset	$-	$-

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

	September 30, 2019	June 30, 2019
	(Unaudited)
Cash	$578,684	$6,751,557
Long term investment	4,500,480	4,500,480
Other receivable and prepaid expense	20,000	-
Escrow	600,000	600,000
Total Assets	$5,699,164	$5,772,037

Accrued expenses and other payables	$750	$750
Total liabilities	750	750

Common stock	20,944	20,944
Additional paid-in capital	5,739,948	5,739,948

Deficit	(62,478)	(10,395)
Total Stockholders’ Equity	5,698,414	5,771,287

Total Liabilities and Stockholders’ Equity	$5,699,164	$5,772,037

	Three Months Ended September 30, (Unaudited)
	2019	2018
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling expenses	-	-
General and administrative expenses	75,458	-
Total operating expenses:	75,458	-

Other income(expense):
Other (expense)	(165)
Interest income	2,750	-
Total other income	2,585	-

Net loss	$(72,873)	$-

NOTE 14 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through November 14, 2019, the date these financial statements were issued and has determined that no material subsequent events have occurred that require recognition in or disclosure to the financial statements.

NOTE 15 – RESTATEMENT

In May and July 2019, the Company entered into two technology development service agreements with two companies to develop security-related systems and eye protection technical systems for the Company for $1,200,000 each. As of September 30, 2019, the Company paid $1,900,000 in total and was originally recorded as intangible assets. However, under FASB ASC Topic 985 ”Costs of Software to Be sold, Leased or Marked”, research and development costs that are incurred prior to the point where the project has demonstrated technological feasibility are to be expensed as they are incurred. Accordingly, the Company is restating its consolidated financial statements to increase the research and development expense by $200,000 for the quarter ended September 30, 2019, and to decrease intangible assets by $200,000 as of September 30, 2019. In addition, the Company is reclassifying the adjusted net intangible assets of $1,700,000 at September 30, 2019 to prepaid expenses. These prepaid expenses will either be expensed to research and development expense when incurred or capitalized as an intangible asset if the expenditures met the criteria established by FASB ASC Topic 985.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at September 30, 2019:

	As Previously Reported	Restated	Net adjustment
Prepaid expense and other current assets	$252,233	$752,233	$500,000
Total current assets	3,640,794	4,140,794	500,000

Intangible assets, net	2,235,234	335,234	(1,900,000)
Prepaid expense - noncurrent	221,396	1,421,396	1,200,000

Total non-current assets	4,290,206	3,590,206	(700,000)
Total assets	$7,931,000	$7,731,000	$(200,000)

Accumulated deficit	$(5,947,113)	$(6,147,113)	$(200,000)
Total stockholders' equity	5,375,016	5,175,016	(200,000)
Total liabilities and equity	$7,931,000	$7,731,000	$(200,000)

The following table presents the effects of the restatement on the accompanying consolidated statement of operations and comprehensive loss for the three months ended September 30, 2019:

	As Previously Reported	Restated	Net adjustment
Research and development	$51,207	$251,207	$200,000

Total operating expenses	409,641	609,641	200,000

Net loss	(396,985)	(596,985)	(200,000)

Total comprehensive loss	$(390,372)	$(590,372)	$(200,000)

Net loss per share	$(0.02)	$(0.03)	$(0.01)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the three months ended September 30, 2019:

	As Previously Reported	Restated	Net adjustment

Net loss	$(396,985)	$(596,985)	$(200,000)

Prepaid expenses and other current assets	(378,368)	(1,578,368)	(1,200,000)

Net cash used in operating activities	(944,384)	(2,344,384)	(1,400,000)

Acquisition of intangible assets	(1,688,575)	(288,575)	1,400,000

Net cash used in investing activities	$(1,689,983)	$(289,983)	$1,400,000

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenue

We did not generate any revenue during the three months ended September 30, 2019 and 2018.

Cost of Goods and Gross Profit

We recorded $0 and $7,434 of cost of goods sold and $0 and $7,434 of gross deficit for the three months ended September 30, 2019 and 2018, respectively.

Selling, General and Administrative, Research and Development Expenses

Selling expenses were $51,175 and $76,879 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, general and administrative expenses were $307,259 and $226,571, respectively.

We incurred research and development expenses of $251,207 and $62,771 during the three months ended September 30, 2019 and 2018, respectively.

Net Loss

Due to our lack of recurring revenue, we generated net losses of $596,985 and $371,659 for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. During the three months period ended September 30, 2019, we paid $1.4 million to two third-party agencies for research and development of our new product, which reduced our liquidity position. However, based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources to fund our operations through December 2020.

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

As of September 30, 2019, we had a working capital of $2,423,691. Our total current assets on September 30, 2019 were $4,140,794 primarily consisting of cash of $3,318,155, inventory of $70,406 and prepaid expenses and other current assets of $752,233. Our current liabilities were primarily composed of accounts payable of $12,572, accrued expenses and other payables of $78,652, operating lease liabilities of $358,938 and advances from customer of $1,266,941.

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

Cash Flow from Operating Activities

Net cash used in operating activities was  $2,344,384 during the three months ended September 30, 2019, which consisted of our net loss of $596,985, offset by depreciation and amortization of $6,969, a change of prepaid expenses and other current assets of $1,578,368, and a change of accrued expenses and other payables of $176,000.

Net cash used in operating activities was $435,390 during the three months ended September 30, 2018, which consisted of our net loss of $371,659, offset by depreciation and amortization of $12,162, a change of prepaid expenses and other current assets of $5,556, and a change of accrued expenses and other payables of $81,449.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $289,983 for the three months ended September 30, 2019, which primarily related to cash paid for the acquisition of office furniture and equipment of $1,408, and for intangible assets of $288,575.

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

DATASEA INC.

Date: September 15, 2020	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: September 15, 2020	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)