Form 10-Q/A
period 2019-12-31
DATASEA INC.
filed 2020-09-15
CIK 1631282

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2019 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures as discussed in Note 12 to the accompanying restated unaudited financial statements.

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

In addition, the restricted cash for fund held in the escrow has been reclassified to current assets from noncurrent assets due to the fund will be released within one year from December 31, 2019.

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

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(Unaudited)	(Audited)
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$2,804,740	$6,072,637
Restricted cash	600,000	-
Inventory	74,432	73,294
Prepaid expenses and other current assets	1,103,621	105,932

Total current assets	4,582,793	6,251,863

NONCURRENT ASSETS
Fixed assets, net	242,458	41,116
Intangible assets, net	51,504	555,811
Prepaid expenses	726,396
Escrow	-	600,000
Right-of-use assets, net	1,114,892	-

Total noncurrent assets	2,135,250	1,196,927

TOTAL ASSETS	$6,718,043	$7,448,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$52,771	$13,088
Advances from customers	1,300,638	1,318,897
Accrued expenses and other payables	93,996	264,684
Loan payable to shareholder	-	86,733
Operating lease liabilities	579,475	-

Total current liabilities	2,026,880	1,683,402

NONCURRENT LIABILITIES
Operating lease liabilities	535,417	-

Total noncurrent assets	535,417	-

TOTAL LIABILITIES	2,562,297	1,683,402

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at December 31, 2019 and June 30, 2019	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	178,281	189,906
Accumulated deficit	(7,148,145)	(5,550,128)

TOTAL STOCKHOLDERS’ EQUITY	4,155,746	5,765,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,718,043	$7,448,790

See notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(Restated)		(Restated)

Revenues	$-	$-	$-	$-
Cost of goods sold	194	-	194	-

Gross profit	(194)	-	(194)	-

Operating expenses
Selling	109,321	148,852	58,146	71,973
General and administrative	945,416	502,153	638,157	275,582
Research and development	570,365	103,885	319,158	41,114

Total operating expenses	1,625,102	754,890	1,015,461	388,669

Loss from operations	(1,625,296)	(754,890)	(1,015,655)	(388,669)

Non-operating income
Other (expense) income, net	(6,416)	(3,465)	3,088	460
Interest income	33,694	14,418	11,534	8,497

Total non-operating income, net	27,278	10,953	14,622	8,957

Net loss	(1,598,018)	(743,937)	(1,001,033)	(379,712)

Other comprehensive item
Foreign currency translation gain (loss)	(11,625)	24,123	(18,238)	(7,450)

Total comprehensive loss	$(1,609,643)	$(719,814)	$(1,019,271)	$(387,162)

Net loss per share
Basic and diluted	$(0.08)	$(0.04)	$(0.05)	$(0.02)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,308,455	20,943,846	19,445,150

See notes to the consolidated financial statements

DATASEA INC.

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total
Balance at July 1, 2019 (Audited)	20,943,846	$20,944	$11,104,666	$-	$(5,550,128)	$189,906	$5,765,388

Net loss (Restated)	-	-	-	-	(596,985)	-	(596,985)

Foreign currency translation gain	-	-	-	-	-	6,613	6,613

Balance at September 30, 2019 (Restated)	20,943,846	20,944	11,104,666	-	(6,147,113)	196,519	5,175,016

Net loss (Restated)	-	-	-	-	(1,001,033)	-	(1,001,033)

Foreign currency translation loss	-	-	-	-	-	(18,238)	(18,238)

Balance at December 31, 2019 (Restated)	20,943,846	$20,944	$11,104,666	$-	$(7,148,146)	$178,281	$4,155,745

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	reserves	deficit	income	Total
Balance at July 1, 2018 (Audited)	19,170,846	$19,171	$5,121,102	$-	$(4,124,947)	$170,795	$1,186,121

Sale of common stock	84,000	84	244,581	-	-	-	244,665

Net loss	-	-	-	-	(371,659)	-	(371,659)

Foreign currency translation gain	-	-	-	-	-	31,573	31,573

Balance at September 30, 2018	19,254,846	19,255	5,365,683	-	(4,496,606)	202,368	1,090,700

Sale of common stock	21,500	22	62,759	-	-	-	62,781

Sale of common stock-offering	1,667,500	1,668	5,676,022	-	-	-	5,677,690

Net loss	-	-	-	-	(372,278)	-	(372,278)

Foreign currency translation loss	-	-	-	-	-	(7,450)	(7,450)

Balance at December 31, 2018	20,943,846	$20,945	$11,104,464	$-	$(4,868,884)	$194,918	$6,451,443

See notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018
	(Restated)

Cash flows from operating activities:
Net loss	$(1,598,018)	$(743,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,186	19,319
Changes in assets and liabilities:
Inventory	(2,121)	278
Prepaid expenses and other current assets	(1,221,654)	1,409
Right-of-use assets	(1,097,886)	-
Accrued expenses and other payables	(163,636)	(71,915)
Payment on operating lease liabilities	1,097,886	-

Net cash used in operating activities	(2,972,243)	(794,846)

Cash flows from investing activities:
Acquisition of fixed assets	(208,538)	(15,754)
Acquisition of intangible assets	-	(14,583)

Net cash used in investing activities	(208,538)	(30,337)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(84,227)	(17,508)
Net proceeds from sale of common stock - offering	-	4,748,422
Net proceeds from issuance of common stock	-	307,724

Net cash provided by (used in) financing activities	(84,227)	5,038,638

Effect of exchange rate changes on cash	(2,890)	28,567

Net (decrease) increase in cash and restricted cash	(3,267,897)	4,242,022

Cash and restricted cash, beginning of period	6,672,637	1,031,486

Cash and restricted cash, end of period	$3,404,740	$5,273,508

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$875,366	$-

See notes to the consolidated financial statements

DATASEA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 (UNAUDITED) AND JUNE 30, 2019

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three and six months ended December 31, 2019, the Company incurred research and development expenses of $319,158 and $570,365, respectively. For the three and six months ended December 31, 2018, the Company incurred research and development expenses of $41,114 and $103,885, respectively.

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

Depreciation expense for the six months ended December 31, 2019 and 2018 was $9,707 and $17,631 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2019 (Unaudited)	June 30, 2019
Software registration right	$37,319	$37,843
Patent	15,075	15,286
Technology / software development (see Note 5)	-	500,000
Value-added telecommunications business license	11,516	11,678
Subtotal	63,910	564,807
Less: Accumulated amortization	12,406	8,996
Total	$51,504	$555,811

Amortization expense for the three months ended December 31, 2019 and 2018 were $1,726 and $806, respectively.

Amortization expense for the six months ended December 31, 2019 and 2018 were $3,479 and $1,618, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2019 (Unaudited)	June 30, 2019
Security deposit	$44,997	$46,933
Prepaid expenses and advances	1,044,027	34,181
Others	14,597	24,818
Total	$1,103,621	$105,932

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of December 31, 2019, the Company paid SDT $1,000,000, of which, $200,000 was recorded as research and development expense in the statement of operations for the six months ended December 31, 2019 as the costs were incurred before the establishment of technological feasibility, and $800,000 was recorded as current prepaid software development expenses.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited, an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021. The total payments to be made under the agreement is $1,200,000. As of December 31, 2019, the Company paid HW (HK) Limited $900,000, of which, $250,000 was recorded as research and development expense in the statement of operations for the six months ended December 31, 2019 as the costs were incurred before the establishment of technological feasibility, and $650,000 was recorded as prepaid software development expenses, of which, $50,000 was current and $600,000 was noncurrent.

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

NOTE 12 – RESTATEMENT

In May and July 2019, the Company entered into two technology development service agreements with two companies to develop security-related systems and eye protection technical systems for the Company for $1,200,000 each. As of December 31, 2019, the Company paid $1,900,000 in total and was originally recorded as intangible assets. However, under FASB ASC Topic 985 “Costs of Software to Be Sold, Leased or Marked”, research and development costs that are incurred prior to the point where the project has demonstrated technological feasibility are to be expensed as they are incurred. Accordingly, the Company is restating its consolidated financial statements to increase the research and development expense by $450,000 and $250,000 for the six and three months ended September 30, 2019, respectively, and to decrease intangible assets by $450,000 as of December 31, 2019. In addition, the Company is reclassifying the adjusted net intangible assets of $1,450,000 at December 31, 2019 to prepaid expenses. These prepaid expenses will either be expensed to research and development expense when incurred or capitalized as an intangible asset if the expenditures met the criteria established by FASB ASC Topic 985.

In addition, the restricted cash for fund held in the escrow has been reclassified to current assets from noncurrent assets due to the fund will be released within one year from December 31, 2019.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at December 31, 2019:

	As Previously Reported	Restated	Net adjustment
Restricted cash	$-	$600,000	$600,000
Prepaid expense and other current assets	253,621	1,103,621	850,000
Total current assets, net	3,132,793	4,582,793	1,450,000

Intangible assets, net	1,951,504	51,504	(1,900,000)
Prepaid expense - noncurrent	126,396	726,396	600,000
Escrow	600,000	-	(600,000)
Total non-current assets	4,035,250	2,135,250	(1,900,000)

Total assets	$7,168,043	$6,718,043	$(450,000)

Accumulated deficit	$(6,698,145)	$(7,148,145)	$(450,000)
Total stockholders’ equity	4,605,746	4,155,746	(450,000)
Total liabilities and equity	$7,168,043	$6,718,043	$(450,000)

The following table presents the effects of the restatement on the accompanying consolidated statement of operations and comprehensive loss for the six months ended December 31, 2019:

	As Previously Reported	Restated	Net adjustment
Research and development	$120,365	$570,365	$450,000
Total operating expenses	1,175,102	1,625,102	450,000

Net loss	(1,148,018)	(1,598,018)	(450,000)

Total comprehensive loss	$(1,159,643)	$(1,609,643)	$(450,000)

Net loss per share	$(0.05)	$(0.08)	$(0.03)

The following table presents the effects of the restatement on the accompanying consolidated statement of operations and comprehensive loss for the three months ended December 31, 2019:

	As Previously Reported	Restated	Net adjustment
Research and development	$69,158	$319,158	$250,000
Total operating expenses	765,461	1,015,461	250,000

Net loss	(751,032)	(1,001,032)	(250,000)

Total comprehensive loss	$(769,270)	$(1,019,270)	$(250,000)

Net loss per share	$(0.04)	$(0.05)	$(0.01)

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the six months ended December 31, 2019:

	As Previously Reported	Restated	Net adjustment

Net loss	$(1,148,018)	$(1,598,018)	$(450,000)
Prepaid expenses and other assets	(271,654)	(1,221,654)	(950,000)

Net cash used in operating activities	(1,572,243)	(2,972,243)	(1,400,000)

Acquisition of intangible assets	(1,400,000)	-	1,400,000

Net cash used in investing activities	$(1,608,538)	$(208,538)	$1,400,000

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

General and administration expenses increased $362,575, or 131.6% from $275,582 during the three months ended December 31, 2018 to $638,157 during the same period in 2019. The increases were attributed to increases in rent expenses and approximately $285,000 of capitalized technology was expensed during the three months ended December 31, 2019.

General and administration expenses increased $443,263, or 88.2% from $502,153 during the six months ended December 31, 2018 to $945,416 during the same period in 2019. The increases were attributed to increases in rent expenses, meal and entertainment and approximately $285,000 of capitalized technology was expensed during the three months ended December 31, 2019.

We incurred research and development expenses of $319,158 and $570,365 during the three and six months ended December 31, 2019, respectively, comparing $41,114 and $103,885 during the same period in 2018. The increase was attributed to the increase in salary expense since we hired more staff in research and development department, and cost of $250,000 and $450,000 incurred in the three and six months ended December 31, 2019 for having two third-party software companies to develop the security-related system and eye protection technical system for the Company.

Net Loss

Due to our lack of recurring revenue, we generated net losses of $1,001,033 and $1,598,018 for the three and six months ended December 31, 2019, respectively, $379,712 and $743,937 for the same period in 2018.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. During the six months period ended December 31, 2019, we paid $1.4 million to two third-party agencies for research and development of our new product, which reduced our liquidity position. However, based on our current cash level and management’s forecast of operating cash flows, we believe we have sufficient resources to fund our operations through December 2020.

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

As of December 31, 2019, we had a working capital of $2,555,913. Our total current assets on December 31, 2019 were $4,582,793 primarily consisting of cash of $2,804,740, restricted cash of $600,000, inventory of $74,432 and prepaid expenses and other current assets of $1,103,621. Our current liabilities were primarily composed of accounts payable of $52,771, accrued expenses and other payables of $93,996, operating lease liabilities of $579,475 and advances from customer of $1,300,638.

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

Cash Flow from Operating Activities

Net cash used in operating activities was $2,972,243 during the six months ended December 31, 2019, which consisted of our net loss of $1,598,018, offset by depreciation and amortization of $13,186, a change of prepaid expenses and other current assets of $1,221,654, and a change of accrued expenses and other payables of $163,636.

Net cash used in operating activities was $794,846 during the six months ended December 31, 2018, which consisted of our net loss of $743,937, offset by depreciation and amortization of $19,319, a change of prepaid expenses and other current assets of $1,409, and a change of accrued expenses and other payables of $71,915.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $208,538 for the six months ended December 31, 2019, which primarily related to cash paid for the acquisition of office furniture and equipment of $208,538.

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

