Form 10-Q/A
period 2020-03-31
DATASEA INC.
filed 2020-09-15
CIK 1631282

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2020 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures as discussed in Note 12 to the accompanying restated unaudited financial statements.

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

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited) (Restated)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,010,811	$6,072,637
Restricted cash	600,000	-
Inventory	272,749	73,294
Value-added tax prepayment	70,534	-
Prepaid expenses and other current assets	1,221,913	105,932

Total current assets	4,176,007	6,251,863

NONCURRENT ASSETS
Fixed assets, net	252,315	41,116
Intangible assets, net	48,882	555,811
Prepaid expense	600,000	-
Escrow	-	600,000
Right-of-use assets, net	758,162	-

Total noncurrent assets	1,659,359	1,196,927

TOTAL ASSETS	$5,835,366	$7,448,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$46,768	$13,088
Advances from customers	1,361,134	1,318,897
Accrued expenses and other payables	178,779	264,684
Loan payable to shareholder	-	86,733
Operating lease liabilities	348,401	-

Total current liabilities	1,935,082	1,683,402

NONCURRENT LIABILITIES
Operating lease liabilities	421,558	-

Total noncurrent assets	421,558	-

TOTAL LIABILITIES	2,356,640	1,683,402

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at March 31, 2020 and June 30, 2019	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	179,000	189,906
Accumulated deficit	(7,825,884)	(5,550,128)

TOTAL STOCKHOLDERS’ EQUITY	3,478,726	5,765,388

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,835,366	$7,448,790

See notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(Restated)		(Restated)

Revenues	$-	$-	$-	$-
Cost of goods sold		-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling	142,605	183,240	33,284	34,388
General and administrative	1,373,837	1,013,136	428,227	510,983
Research and development	799,511	133,103	229,146	29,218

Total operating expenses	2,315,953	1,329,479	690,657	574,589

Loss from operations	(2,315,953)	(1,329,479)	(690,657)	(574,589)

Non-operating income
Other (expense) income, net	(3,632)	(2,571)	2,784	894
Interest income	43,828	47,114	10,134	32,696

Total non-operating income, net	40,196	44,543	12,918	33,590

Net loss	(2,275,757)	(1,284,936)	(677,739)	(540,999)

Other comprehensive item
Foreign currency translation gain (loss)	(10,906)	222,332	719	198,209

Total comprehensive loss	$(2,286,663)	$(1,062,604)	$(677,020)	$(342,790)

Net loss per share
Basic and diluted	$(0.11)	$(0.06)	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	20,943,846	19,845,627	20,943,846	20,943,846

See notes to the consolidated financial statements

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019
	(Restated)

Cash flows from operating activities:
Net loss	$(2,275,757)	$(1,284,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,536	28,285
Operating lease expense	113,211	-
Changes in assets and liabilities:
Inventory	(204,186)	279
Prepaid expenses and other current assets	(1,224,017)	12,099
Accounts payable	34,500	-
Advance from customers	83,889	-
Accrued expenses and other payables	(13,338)	(44,790)
Taxes payable	(105,098)	-
Payment on operating lease liabilities	(132,953)	-

Net cash used in operating activities	(3,685,214)	(1,289,063)

Cash flows from investing activities:
Acquisition of fixed assets	(248,333)	(64,531)

Net cash used in investing activities	(248,333)	(64,531)

Cash flows from financing activities:
Payment of loan payable - shareholder, net	(85,091)	(15,392)
Net proceeds from sale of common stock - offering	-	5,240,889
Net proceeds from issuance of common stock	-	308,858

Net cash provided by (used in) financing activities	(85,091)	5,534,355

Effect of exchange rate changes on cash	(43,189)	129,722

Net (decrease) increase in cash and restricted cash	(4,061,826)	4,310,483

Cash and restricted cash, beginning of period	6,672,637	1,031,486

Cash and restricted cash, end of period	$2,610,811	$5,341,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$875,366	$-

See notes to the consolidated financial statements

DATASEA INC.

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance at July 1, 2019 (Audited)	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388

Net loss (Restated)	-	-	-	(596,985)	-	(596,985)

Foreign currency translation gain	-	-	-	-	6,613	6,613

Balance at September 30, 2019 (Restated)	20,943,846	20,944	11,104,666	(6,147,113)	196,519	5,175,016

Net loss (Restated)	-	-	-	(1,001,033)	-	(1,001,033)

Foreign currency translation loss	-	-	-	-	(18,238)	(18,238)

Balance at December 31, 2019 (Restated)	20,943,846	20,944	11,104,666	(7,148,146)	178,281	4,155,745

Net loss (Restated)	-	-	-	(677,739)	-	(677,739)

Foreign currency translation gain	-	-	-	-	719	719

Balance at March 31, 2020 (Restated)	20,943,846	$20,944	$11,104,666	$(7,825,885)	$179,000	$3,478,725

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance at July 1, 2018 (Audited)	19,170,846	$19,171	$5,121,102	$(4,124,947)	$170,795	$1,186,121

Sale of common stock	84,000	84	244,581	-	-	244,665

Net loss	-	-	-	(371,659)	-	(371,659)

Foreign currency translation gain	-	-	-	-	31,573	31,573

Balance at September 30, 2018	19,254,846	19,255	5,365,683	(4,496,606)	202,368	1,090,700

Sale of common stock	21,500	22	62,759	-	-	62,781

Sale of common stock - offering	1,667,500	1,668	5,676,224	-	-	5,677,892

Net loss	-	-	-	(372,278)	-	(372,278)

Foreign currency translation loss	-	-	-	-	(7,450)	(7,450)

Balance at December 31, 2018	20,943,846	20,945	11,104,666	(4,868,884)	194,918	6,451,645

Net loss	-	-	-	(540,999)	-	(540,999)

Foreign currency translation gain	-	-	-	-	198,209	198,209

Balance at March 31, 2019	20,943,846	$20,945	$11,104,666	$(5,409,883)	$393,127	$6,108,855

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

On January 7, 2020, Shuhai Beijing entered into another equity transfer agreement with the President, the same Director described above and an unrelated individual. Pursuant to this equity transfer agreement, the Director, the President and the unrelated each agreed to transfer their 51%, 16%, 33% ownership interests, respectively, in Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) to Shuhai Beijing for no consideration. Guozhong Haoze was formed to further develop and market the smart security system products. Guozhong Haoze has not yet commenced operation as of this report date

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” Based on the epidemic prevention and control system embedded in our intelligent security platform, the company was able to promptly organize our employees at home to develope and upgrade the body temperature measurement and administration backend of the epidemic prevention and control system, which could meet the needs of schools and public communities for epidemic prevention, and well adressed the problem of how to integrate our security platform and epidemic prevention system. Ever since April, the company has resumed normal work, and the impact of COVID-19 outbreak on our marketing efforts from January to March of 2020 has been minimized.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the three and nine months ended March 31, 2020, the Company incurred research and development expenses of $229,146 and $799,511, respectively. For the three and nine months ended March 31, 2019, the Company incurred research and development expenses of $29,218 and $133,103, respectively.

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

Depreciation expense for the nine months ended March 31, 2020 and 2019 was $33,263 and $24,787 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2020 (Unaudited)	June 30, 2019
Software registration right	$36,677	$37,843
Patent	11,318	15,286
Technology development		500,000
Value-added telecommunications business license	14,815	11,678
Subtotal	62,810	564,807
Less: Accumulated amortization	13,928	8,996
Total	$48,882	$555,811

Amortization expense for the three months ended March 31, 2020 and 2019 were $3,546 and $1,880, respectively.

Amortization expense for the nine months ended March 31, 2020 and 2019 were $5,273 and $3,498, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020 (Unaudited)	June 30, 2019
Security deposit	$155,900	$46,933
Prepaid expenses and advances	810,910	34,181
Other receivables	197,598	-
Others	57,505	24,818
Total	$1,221,913	$105,932

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of March 31, 2020, the Company paid SDT $1,000,000, of which, $300,000 was recorded as research and development expense in the statement of operations for the nine months ended March 31, 2020 as the costs were incurred before the establishment of technological feasibility, and $700,000 was recorded as current prepaid software development expenses.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited, an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021. The total payments to be made under the agreement is $1,200,000. As of March 31, 2020, the Company paid HW (HK) Limited $900,000, of which, $270,000 was recorded as research and development expense in the statement of operations for the nine months ended March 31, 2020 as the costs were incurred before the establishment of technological feasibility, and $630,000 was recorded as prepaid software development expenses, of which, $30,000 was current and $600,000 was noncurrent.

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

NOTE 12 – RESTATEMENT

In May and July 2019, the Company entered into two technology development service agreements with two companies to develop security-related systems and eye protection technical systems for the Company for $1,200,000 each. As of March 31, 2020, the Company paid $1,900,000 in total and was originally recorded as intangible assets. However, under FASB ASC Topic 985 “Costs of Software to Be Sold, Leased or Marked”, research and development costs that are incurred prior to the point where the project has demonstrated technological feasibility are to be expensed as they are incurred. Accordingly, the Company is restating its consolidated financial statements to increase the research and development expense by $570,000 and $120,000 for the nine and three months ended March 31, 2020, respectively, and to decrease intangible assets by $570,000 as of March 31, 2020. In addition, the Company is reclassifying the adjusted net intangible assets of $1,330,000 at March 31, 2020 to prepaid expenses. These prepaid expenses will either be expensed to research and development expense when incurred or capitalized as an intangible asset if the expenditures met the criteria established by FASB ASC Topic 985.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at March 31, 2020:

	As Previously Reported	Restated	Net adjustment
Prepaid expense and other current assets	$491,913	$1,221,913	$730,000

Intangible assets, net	1,948,882	48,882	(1,900,000)
Prepaid expense - noncurrent	-	600,000	600,000

Total assets	$6,405,366	$5,835,366	$(570,000)

Accumulated deficit	$(7,255,884)	$(7,825,884)	$(570,000)
Total stockholders’ equity	4,048,726	3,478,726	(570,000)
Total liabilities and equity	$6,405,366	$5,835,366	$(570,000)

The following table presents the effects of the restatement on the accompanying consolidated statement of operations and comprehensive loss for the nine months ended March 31, 2020:

	As Previously Reported	Restated	Net adjustment
Research and development	$229,511	$(799,511)	$(570,000)
Total operating expenses	1,745,953	2,315,953	570,000

Net loss	(1,705,757)	(2,275,757)	(570,000)

Total comprehensive loss	$(1,716,663)	$(2,286,663)	$(570,000)

Net loss per share	$(0.08)	$(0.11)	$(0.03)

The following table presents the effects of the restatement on the accompanying consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020:

	As Previously Reported	Restated	Net adjustment
Research and development	$109,146	$229,146	$120,000
Total operating expenses	570,657	690,657	120,000

Net loss	(557,739)	(677,739)	(120,000)

Total comprehensive loss	$(557,020)	$(677,020)	$(120,000)

Net loss per share	$(0.03)	$(0.03)	$-

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the nine months ended March 31, 2020:

	As Previously Reported	Restated	Net adjustment

Net loss	$(1,705,757)	$(2,275,757)	$(570,000)
Prepaid expenses and other current assets	(394,017)	(1,224,017)	(830,000)

Net cash used in operating activities	(2,285,214)	(3,685,214)	(1,400,000)

Acquisition of intangible assets	(1,400,000)	-	1,400,000

Net cash used in investing activities	$(1,648,333)	$(248,333)	$1,400,000

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

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2020 and 2019, we had a net loss of $2.28 million and $1.28 million, respectively. We had an accumulated deficit of $7.83 million as of March 31, 2020. This raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

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

	2020	% of Sales	2019	% of Sales
Sales	$-		$-
Cost of goods sold	-	-%	-	-%
Gross profit	-	-%		-%
Selling expenses	142,605	-%	183,240	-%
Research and development	799,511	-%	133,103	-
General and administrative expenses	1,373,837	-%	1,013,136	-%
Operating expenses	2,315,953	-%	1,329,479	-%
Loss from operations	(2,315,953)	-%	(1,329,479)	-%
Non-operating income, net	40,196	-%	44,543	-%
Loss before income taxes	(2,275,757)	-%	(1,284,936)	-%
Income tax expense	-	-%	-	-%
Net loss	$(2,275,757)	-%	(1,284,936)	-%

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

Selling, General and Administrative, Research and Development Expenses

Selling expenses were $142,605 and $183,240 for the nine months March 31, 2020 and 2019, respectively, a decrease of $40,635 or 22%. The decrease in selling expenses was primarily attributed to a decrease in salary expenses by $43,803 of Shuhai Beijing, which was partly offset by increased travel expense by $1,912 and meal and entertainment by $1,932 of Shuhai Beijing.

As we are currently modifying our products and software to assist schools and communities in addressing the coronavirus outbreak, providing possible remedy and prevention for the future outbreak, and expanding the artificial intelligence application and products, we had increased research and development expense of $779,511 for the nine months ended March 31, 2020, comparing with $133,103 during the nine months ended March 31, 2019. The increase was mainly from $570,000 research and development cost for having two third-party software companies to develop the security-related system and eye protection technical system for the Company, increased salary expense by $58,000 as a result of hiring more staffs in research and development department, and other related expenses by $30,000.

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

Net Loss

Due to our lack of revenue, we generated net losses of $2,275,757 and $1,284,936 for the nine months ended March 31, 2020 and 2019, respectively, the increased net loss mainly due to increased operating expense as describe above.

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$-		$-
Cost of goods sold	-	-%	-	-%
Gross profit	-	-%	-	-%
Selling expenses	33,284	-%	34,388	-%
Research and development	229,146	-%	29,218	-
General and administrative expenses	428,227	-%	510,983	-%
Operating expenses	690,657	-%	574,589	-%
Loss from operations	(690,657)	-%	(574,589)	-%
Non-operating income	12,918	-%	33,590	-%
Loss before income taxes	(677,739)	-%	(540,999)	-%
Income tax expense	-	-%	-	-%
Net loss	$(677,739)	-%	(540,999)	-%

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

Selling, General and Administrative, Research and Development Expenses

Selling expenses were $33,284 and $34,388 for the three months March 31, 2020 and 2019, respectively, a slight decrease of $1,104 or 3%. The decrease in selling expenses was primarily attributed to a decrease in salary expenses by $2,450 of Shuhai Beijing, which was partly offset by increased travel expense by $1,336 of Shuhai Beijing.

As we are developing the new products like Epidemic Prevention and Control Systems for schools and communities, which are featuring non-contact temperature measurement, mask recognition and facial comparison, and other artificial intelligence application and products like face-recognition payment processing products, we incurred increased research and development expense by $199,928 or 684%; we had research and development expenses of $229,146 and $29,218 during the three months ended March 31, 2020 and 2019, respectively. The increase was attributed to $120,000 research and development cost for having two third-party software companies to develop the security-related system and eye protection technical system for the Company, increase in salary expense by $65,471 as a result of hiring more staffs in research and development department, and other related research expense by $14,000.

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

Net Loss

Due to our lack of revenue, we generated net losses of $677,739 and $540,999 for the three months ended March 31,2020 and 2019, respectively. The slight increase in net loss mainly due to decreased non-operating income as describe above.

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

As of March 31, 2020, we had a working capital of $2,240,925 (or a current liquidity ratio of 2.16:1). Our current assets on March 31, 2020 were $4,176,007. As of June 30, 2019, we had a working capital of $4,568,461 (or current liquidity ratio of 3.71:1). Our current assets on June 30, 2019 were $6,251,863.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2020 and 2019, respectively.

	2020	2019
Net cash used in operating activities	$(3,685,214)	$(1,289,063)
Net cash used in investing activities	$(248,333)	$(64,531)
Net cash provided by (used in) financing activities	$(85,901)	$5,534,355

Cash Flow from Operating Activities

Net cash used in operating activities was $3,685,214 during the nine months ended March 31, 2020, comparing with net cash used in operating activities of $1,289,063 during the nine months ended March 31, 2019, an increase of cash outflow by $2,396,151. The increase in cash outflow was mainly due to increased net loss by $990,821, increased cash outflow on inventory by $204,465, increased cash outflow on prepaid expenses by $1,236,116, and increased cash outflow on taxes payable by $105,098, despite we had increased cash inflow from account payable by $34,500, increased cash inflow from advance from customers by $83,889, and decreased cash outflow from accrued expenses by $31,452.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $248,333 for the nine months ended March 31, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment of $248,333. Net cash used in investing activities totaled $64,531 for the nine months ended March 31, 2019, which primarily related to cash paid for the acquisition of office furniture, equipment and patents.

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

