Form 10-K
period 2020-06-30
DATASEA INC.
filed 2020-09-28
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Registrant’s common stock on June 30, 2020, as reported on Nasdaq Capital Market, was $43,563,199.

As of September 16, 2020, 20,943,846 shares of common stock, $0.001 par value per share, were issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2020

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

- ii -

PART I

Item 1. Description of Business.

Overview

We are an emerging technology company and a smart security systems provider with proprietary technologies, based in Beijing, China. We focus on visual and non-visual fusion perception algorithms and big data analytics technologies, with the goal of providing customers with smart security solutions, smart hardware and education-related technologies applicable across multiple scenarios and industries.

We are committed to building a smart security ecosystem driven by overall needs for security. The Company has managed to commercialize its products to schools, public communities, governmental authorities, retail outlets, healthcare and scenic areas all over China. Additionally, the Company has built up partnerships with many world-famous enterprises and institutions, including Alibaba, Tencent, Baidu and so on.

We generate revenue by selling its smart security system products and smart hardware products to our customers. Presently, the Company mainly leverages its independently-developed big data security platform and smart 3D security platform to provide standardized or customized smart security systems towards schools, public communities and scenic areas. The systems feature specific functions, which include technical protection, networked alarming operation, cloud alarming and epidemic prevention. The Company has developed a one-stop turnkey solution that covers the entire public safety process including designing, developing, implementing and performing operation & maintenance. With respect to its smart hardware products, the Company utilizes the “basing purchase on sales” business model where we complete all the designing tasks in-house, then outsource the manufacturing to experienced third parties, while exercising quality control over the final work product.

We market and sell our smart security products, and solutions to customers through our own sales teams, partner agents and newly-founded operating entities to achieve internal sales goals. For the year ended June 30, 2020, we experienced a growth in our revenue. In addition to direct sales and providence of operation & maintenance service, we are also generating incremental revenue through various recurring services and platform-based value-added services.

Furthermore, as an extended value-added service to our safe campus security system, we develop and offer education-related technologies to build campus networks, education management systems, education cloud platforms, science education platform and other education systems used in schools.

The Company keeps exploring opportunities related to new value-added services that extend from the combination of smart security platforms and big data platform. We have also recently started to provide a series of value-added services such as smart consumptive payment in retail, 5G value-added services through synergies with operators, and e-commerce platform interfaces through the mobile version of Datasea's security systems, which have widened the Company's business coverage and brought about new sources of revenue and profit.

We have recently expanded our business and customer development to 13 provinces in China, such that our products are sold in about 40% of the provincial administrative regions in China; moreover, we have initiated marketing in Uganda, the Democratic Republic of Congo and other countries in Africa.

Impact of coronavirus outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” During the period from January to March 2020, the Company’s marketing and business developments efforts have been materially adversely affected since, among other reasons, the Company’s employees were not able to return to our offices to resume their duties. The Company resumed its operations in April. As a recipient of the PRC government support programs intended to mitigate the adverse economic impact of the pandemic, the Company expects that its business operations would recover and not be materially affected going forward. Its intelligent security platform has enabled the Company’s R&D team to continue working in online mode during the pandemic, which the Company believes would facilitate and support the Company’s recovery. In addition, the Company believes its efforts to move its functions online were sufficiently prompt and effective to minimize adverse effects on the Company’s financial reporting and internal control over financing reporting systems. The Company does not anticipate any impairments of its assets. However, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies may have a material adverse affect on the demand for the Company’s services. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that the pandemic continues on for a longer period of time, we may need to raise capital in the future.

The COVID-19 pandemic has prompted the Company to focus on developing epidemic related products to pursue new business opportunities. The smart epidemic system designed and developed by the Company in February of 2020 has been placed with 22 schools and 62 communities across a number of provinces in China.

Recent Developments

On December 21, 2018, we completed a registered, underwritten initial public offering and concurrent listing of our common stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million (the “2018 Offering”), of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund is being held by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between us and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. In the 2018 Offering, we sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the 2018 Offering, our common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

On October 16, 2019, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), our variable interest entity, incorporated a wholly owned subsidiary, Heilongjiang Xunrui Technology Co. Ltd., which to focus on research and development of new technologies and products.

On December 3, 2019, Shuhai Beijing formed Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”), a joint venture in PRC, in which Shuhai Beijing holds a 99% ownership interest with the remaining 1% ownership held by Nanjing Fanhan Zhineng Technology Institute Co. Ltd, an unrelated party that was supported by both Nanjing Municipal Government and Beijing University of Posts and Telecommunications. Shuhai Nanjing was formed for purposes of easy access of government support and private financing in new technology development and project incubation.

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

Guozhong Times, currently focusing on marketing and selling of Shuhai’s product portfolios, as well as valu-added services such as big data and consumptive payment, has obtained certain orders and earnings; Guohao Century, focusing on exploring telecommunication (e.g. 5G messaging) partnerships with major telecom operators in China to continuously improve our range of service, business model and product offerings, is currently under preparation. Guozhong Haoze is mainly formed for further development and marketing of our smart security hardware products as well as penetration in the fireproofing market, whose non-visual hardware products have been demonstrated in laboratories.

On August 17, 2020, Shuhai Information Technology Co., Ltd. (hereinafter referred to as Shuhai Beijing), the VIE of Datasea Inc., registered and founded a wholly-owned subsidiary in Shenzhen, Guangdong —- Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd., which is intended for carrying out smart security business in the Guangdong-Hong Kong-Macao Greater Bay Area as well as international import and export in a timely manner.

In June 2020, the Company filed a Registration Statement on Form S-8 to register 4,000,000 shares issuable pursuant to the 2018 Plan. The 2018 Plan was intended to attract and retain the best available personnel and provide additional incentives to employees, directors and consultants. No awards have been granted under the 2018 Plan as of the date of this report.

In June 2020, we filed a “shelf” registration statement on Form S-3 to from time to time issue and offer up to $100,000,000 aggregate dollar amount of common stock, debt securities, warrants or units of securities.

On July 2, 2020, the Company received a notification from the Nasdaq Listing Qualifications staff (the “Staff’) stating that since the Company has not held an annual meeting of shareholders within 12 months of the end of its fiscal year end, it no longer complied with Nasdaq continued listing rules 5620(a) and 5810(c)(2)(G). As such, the Company is afforded 45 calendar days to submit a plan to regain compliance with the foregoing requirement and, if the Staff accepts the plan, the Company will be granted an exception of up to 180 calendar days from the fiscal year end, or until December 28, 2020, to regain compliance. The Company was added to a list of all non-compliant companies, which is posted on our website at listingcenter.nasdaq.com. Subsequently, the Company submitted a plan of compliance which was approved by the Staff. The Company is in the process of preparing for its Annual Meeting of Shareholders in 2020.

Operational Developments

The independently-developed big data security platforms and smart 3D security platforms, altogether with the integration with high-precision hardware products, has enabled us to build smart 3D security systems for users across multiple fields, including safe campus security systems, public community security systems and smart scenic area security system. As of the reporting date, the safe campus security systems have been used in many schools in Liaoning, Jilin, Jiangsu, Shanxi and other regions in China. Despite the impact of coronavirus pandemic in early 2020, the Company is still actively expanding the safe campus market and has signed contracts with new customer from Heilongjiang and other places. Our public community security system has been utilized and promoted in community projects in Beijing, Anhui, Fujian and other places. We plan to promote this public community security system throughout China. As for the smart scenic area security system, we have finished development and testing of the 1.0 version and plan to put it onto the market in 2021.

The Company has been taking great efforts to upgrade and improve our smart security systems. After the COVID-19 outbreak, our R&D team was able to complete development of the Datasea epidemic related system within two months, which was based on our smart security system, thus enabling us to provide schools and public communities with epidemic monitoring and control systems. As of August 21, 2020, the Company has completed installation of epidemic prevention and control systems in 62 public communities and 22 schools from Beijing, Tianjin, Anhui, Fujian, Heilongjiang and other places.

As part of Datasea’s Epidemic Control System (Campus Version), the Company's R&D team has developed an applet called Datasea Cloud School enabled by WeChat applet, with basic functions including epidemic reporting (from student, teacher and campus side, respectively), student information collection, assignment review, guest management, student attendance management, campus activity, notification release and so on.

Besides, Datasea has successfully achieved upgraded integration between its epidemic control system and Datasea 3D security system. At present, in addition to basic functions such as intelligent video surveillance, dynamic video identification, personnel identification, staff function management and e-map management, Datasea has also achieved upgrading of the epidemic prevention and control sub-system to provide users with comprehensive tools for epidemic monitoring and control.

The Company is taking great efforts to expand market network and strengthen sales team. It has gradually built up a sales team with experience of serving the Fortune 500 companies, which is divided by five major regions in terms of domestic market development: the three northeastern provinces, Beijing-Tianjin-Hebei, the Yangtze River Delta, the central and western regions, and the Guangdong-Hong Kong-Macao Greater Bay Area; at the same time, it also continues to develop agent channels all over China, so as to leverage agent corporate marketing resources and experience in education and public sectors to win both customers and orders. As of August 21, 2020, the Company has completed obligations concerning epidemic related system contracts with 62 public communities and 22 school, among which the Company has obtained customers in Beijing, Tianjin, Anhui and Fujian for the first time, resulting in the Company's products being sold in 40% of China's provincial administrative regions.

The business development and financial performance for the last fiscal year has demonstrated the Company's capability of sustaining normal operations. The accompanying audited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As discussed below, for the fiscal year ended June 30, 2020, we had a revenue of $1,414,780 and a gross profit $1,268,400, representing an increase as compared with the prior year.

History and Background

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

On October 29, 2015, we entered into a share exchange agreement (the “Exchange Agreement”) with Ms. Zhixin Liu and Mr. Fu Liu, the members (“Members”) of Datasea Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the PRC, whereby the Members transferred all of their membership interests of Shuhai Skill (HK) to us in exchange for the issuance of an aggregate of 6,666,667 shares of our common stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon consummation of the Share Exchange, Shuhai Skill (HK) and its consolidated subsidiaries, Tianjin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC (“Tianjin Information”), became our wholly-owned subsidiary, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), through its existing contractual relationship with Tianjin Information, became our variable interest entity (“VIE”). In addition, Xinzhong Sun resigned from the positions as our director, President, Secretary and Treasurer. Ms. Liu was appointed as our Chairman of the Board, Chief Executive Officer, President, Interim Chief Financial Officer, Treasurer and Secretary and Mr. Liu was appointed as a director. Mr. Liu is the father of Ms. Liu.

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

Corporate business

Big data security platform

With reliance on Internet platforms, the Company's big data security analysis system is enabled to integrate video surveillance resources and make analysis based on AI and big data technologies, so as to meet the application needs of different security scenarios across industries.

Smart 3D security platform

The Company leverages advanced computer visual algorithms, the fusion of visual and non-visual perception algorithms, and the big data analysis engine to build smart 3D security holographic perceptions to facilitate global monitoring and real-time decision-making. Moreover, it is also capable of building up a cloud-based smart 3D security system.

The Company was able to integrate a series of smart hardware products including high-precision face recognition temperature measurement devices, double spectrum infrared temperature measurement cameras and various sensing detectors based on the above-mentioned core platforms, which was helpful to establish smart 3D security systems at the user side. For this reason, we have specifically developed three types of smart 3D security systems according to industrial application scenarios, i.e. Safe Campus security system, public community security system and scenic area security system, so as to cater to customers’ ever-increasing requirements.

Safe Campus Security System

Relying on the integration of visual and non-visual perception algorithms, our Safe Campus security system is developed based on our big data security platform and smart 3D security platform, for the purpose of ensuring personal safety of teachers and students, improving campus security system, and enhancing overall prevention and control capacity throughout campus. We offer different options to fit the different requirements of kindergartens, primary schools, middle schools and colleges. Users can either buy the standard version (including basic function modules) or buy tailor-made system according to their specific needs. Information-based smart management all over the campus can now be implemented through data processing by such security system. So far, through systematic and statistical analysis of information, this system has been used for personnel identification management, alarm receipt and response management as well as file management so as to achieve intelligent data-based management of key targets (including people, location, object, matter, organization) as well as plans, contingencies and measures for prevention and control across the campus. In addition, with the increase in the number and frequency of individual users downloading and using the safe campus security system through their mobile devices, the Company has managed to explore the business model of providing individual users with value-added services like e-commerce platform interface.

According to the Report of Market Prospective and Investment Strategy Planning on China Security Industry (2018-2023) by China Qianzhan Industry Research Institute, alongside with the speeding-up of AI industrialization, smart security products are expected to see a high-speed development, and the security market size in China is forecasted to reach the trillion (RMB) level. To capitalize the market opportunity, we plan to establish a nationwide sales network in China through our sales team and strategic partners. So far, our Safe Campus security system have been applied in schools of Liaoning, Jilin, Jiangsu, Shanx, and Heilongjiang provinces. We intend to continue to increase R&D investment to improve Safe Campus solutions, enhance campus security, and ensure campus a safe place with excellent services.

Public Community Security System

Our public community security system has security functions of video surveillance, property management, vehicle analysis, electronic tour inspection and so on. Through real-time video monitoring, face recognition and other security functions, anomalies can be detected for risk control, and the application value of video can be improved in an efficient and simple way by transforming passive surveillance into active prevention, thus comprehensively improving the security prevention capacity throughout the community. The newly-designed module of smart community security system has been used in residential communities in Beijing Anhui, Fujian and other provinces. In order to satisfy diversified operational management requirements, the team has also developed different versions (WeChat applet, APP) mobile applications to meet the needs of households, property management and the whole community. Such system is designed to improve the efficiency of public community management and provide convenience for people in the community. We plan to promote this public community security system nationwide in the near future.

Scenic Area Security System

Based on our big data security platform and smart 3D security platform, our scenic area security system, is developed as an all-round smart security solution towards users. Featuring a combination of functions (e.g. HD video surveillance, behavior and status analysis, electronic tour inspection system, statistical analysis of passenger flow and flow limiting system) and a number of systems like GIS map, comprehensive security management all over scenic area can be well implemented. Customers can either choose among different options according to the type of scenic areas or buy tailor-made systems according to their specific needs. Currently, the smart management system of scenic areas has realized data sharing through integration of multiple resources, and better ensured the orderly and secure operation of scenic areas through the visualized security management empowered by big data. We have finished development and testing of the 1.0 version of our smart scenic area security system and plan to put it onto the market in 2021.

Datasea epidemic system

In the context of the COVID-19 pandemic, we made efforts to leverage our technological capabilities to develop an epidemic control system by using our big data security management platform and smart 3D security platform in a short period of time. Such system is mainly designed to provide public health data monitoring service for various end-users, including schools and public communities.

Characteristics - campus version

As part of Datasea’s Epidemic Control System (Campus Version), the Company's R&D team has specifically developed an applet called Datasea Cloud School enabled by WeChat (student version and teacher version). This system can be integrated with functions like abnormal temperature reporting, health kick, real-time data uploading, anomaly alarming, assignment management, academic performance management, face recognition and so forth, thus helping schools carry out efficient epidemic control and ensure normal reaching and research operation.

Characteristics - public community version

Needs on security are more complicated in public places with dense population, such as residential communities, shopping malls and factories. Compared with the campus version, the community version also has functions of code scanning registration via mobile phones, thermal imaging temperature measurement, mask detection, home quarantine visits, etc., which has addressed the challenges of temperature detection of large passenger flows and low efficiency of epidemic detection that usually occurred in public places and has effectively cut off the spreading channels of the epidemic.

Expanding our business model

During the reporting period, the Company expanded its business model by charging service fees in addition to selling hardware or software products.

From April to May 2020, we have signed new agreements that entailed service fees with various K-12 schools. Generally, the term of these agreements is three to five years. According to these agreements, we will provide epidemic systems to these schools free of charge, while the schools collect service fees from students and pay us for each semester. No service fees from these agreements were recorded in the year ended June 30, 2020 as services have not been provided yet. With the gradual provision of relevant services, the corresponding revenue will then be recognized. We believe that providing services to these schools will be a significant step in our development which we anticipate will allow us to expand and build long-term relationships with customers.

From late August to September 2020, the Company signed agreements with 6 institutions (including 4 gas stations) in Shenzhen, a city of Guangdong Province, to provide big data value-added services to the above-mentioned customers, e.g. big data smart information software platform and hardware utilization, payment and interface maintenance, etc., so as to collect service fees. Datasea’s Smart System is designed to service the needs of retail industry vendors and utilizes big data analytics and facial recognition technology. The system allows retailers to employ facial recognition technology to charge customers to be used at the point of sale. The Company will install hardware equipment for the clients, perform regular maintenance, and provide the Smart System in exchange for 0.38% of transaction value of each transaction utilizing the Company’s technology. The term of each of the service agreement is one year.

In addition, with the increase in the number and frequency of individual users downloading and using the safe campus security system through their mobile devices, the Company has managed to explore the business model of providing individual users with value-added services like e-commerce platform interface.

For the fiscal year ended June 30, 2020, the Company achieved a total revenue of $1.41 million, including $1.29 million generated by 20 schools through Safe Campus security systems sold by agents, as well as around $120,000 generated by 62 epidemic related system contracts.

Competitive Strengths

We believe our market position and potential future growth can be attributed to the following key factors and competitive strengths:

1. Talents

The current R&D team consists of 26 technical engineers from Chinese Academy of Social Sciences, Tsinghua University, Harbin Institute of Technology, Huawei and other well-known universities and hi-tech enterprises. The Company has organized its sales team with experience in serving the Fortune 500 enterprises, and has attracted professionals from well-known enterprises and listed companies at home and abroad to take charge of finance, risk control, strategy and capital departments.

2. Technological R&D

Attaching great importance to R&D and innovation, the Company has built up 2 innovation research institutes, established an R&D team with backgrounds from well-known universities such as the Chinese Academy of Social Sciences and Tsinghua University, who are integrating visual and non-visual perception technologies to enable the transition of functions like full scene, dead-angle free and full perception and high-speed early-warning linkage towards the stage of multi-dimensional cognition of the whole scene. It has been certified as one of the National Hi-tech Enterprises and Zhongguancun Hi-tech Enterprises. Up to now, the Company has obtained 30 copyright registrations in China for our software and 3 independent patents in China. In addition, we filed 13 patent applications, which are currently under review.

3. Quality excellence

The Company has been certified (passed respective examinations and tests) by MPS (Ministry of Public Security) Quality Supervision and Testing Center of Security Products for Computer Information Systems, ISO9001, ISO27001, ISO14001 and ISO18001, as well as Security Engineering Qualification Certificate issued by China Security Technology Prevention Industry Association, Membership Certificate issued by China Security Technology Prevention Industry Association, and CCC (China Compulsory Certification) issued by China Quality Certification Center, which turn out to be powerful assurance of our product quality.

4.  Market opportunity

The security market size in China is under sustained growth, from RMB 328 billion in 2012 to RMB 620 billion in 2017, at an annual compound growth rate of 14%. According to the “13th Five-year (2016-2020) Development Plan of Security Industry in China” released by China Security Technology Prevention Industry Association (CSTPIA), security industry will transform and upgrade in the direction of large-scale, automation and intelligence during the “13th Five-year” period. By 2020, the total revenue of security enterprises is forecasted to reach RMB 800 billion with an annual growth rate of 10%+.According to the Report of Market Prospective and Investment Strategy Planning on China Security Industry (2018-2023) by China Qianzhan Industry Research Institute, alongside with the speeding-up of AI industrialization, smart security products are expected to see a high-speed development, and the security market size in China is forecasted to reach the trillion (RMB) level. To capitalize the market opportunity, we plan to develop our business in a more vigorous manner across China.

5.  Customer resource and location advantage

Products with stable performance, service and after-sales support have won the Company consistent praise among customers, especially those under cooperation in Beijing, Liaoning, Jilin, Heilongjiang, Jiangsu, Shanxi, Zhejiang, Guangdong and other provinces. Thanks to the already-established distributed sales channel nationwide, our products can be sold in about 40% of China's provincial administrative regions. The wide coverage of market, as well as expertise, performance and reputation in the industry are all conducive to wining more opportunities.

Growth Strategy

Driven by new technologies and new products

Datasea’s R&D team, with support of the Company's two innovation research institutes, (please refer to section R&D Capacity) integrates visual and non-visual perception technologies to enable the functions such as full scene, dead-angle free and full perception and high-speed early-warning linkage. It will leverage its technology reserves to create unique technological advantages across the industry, by implementing constantly ehanced improvements and to ultimately attract customers and guide them to develop new user habits and needs with technological innovations and new products that can better meet customers’ needs.

Driven by market needs

The global COVID-19 outbreak not only altered the daily life habits and corresponding security requirements across countries and communities, but also created new opportunities for smart security industry. Meanwhile, the over one trillion yuan demand driven by China's "new infrastructure" on the domestic market is expected to usher in a new round of iteration in the industrial structure, technology and products of China's smart security industry. For competitive purposes, the Company recognizes the need to quickly respond to the market changes and the increase in new customer demand. Datasea has made (development of its epidemic prevention and control system) and will continue to make the appropriate adjustments necessary to position itself in the best situation possible.

Driven by sales system

The Company looks to grow and further establish a multi-channel sales system. First, through in-depth market research, Datasea was able to understand and comprehend the demand from its customers. Second, through a growing sales team, developing set of channel agents, and additional sales team of new operating entities, the Company was able to locate potential customers, and provide current customers with system developments or products in a targeted manner to address their needs. Third, as a result of participating in industry summits and carrying out online marketing and building strategic partnerships, Datasea was able to enhance the Company's brand awareness and market presence. Finally, we are able to provide sales support. Going forward, the mature and efficient operations of the Company's sales system will bring continuous improvement of customers and orders, in conjunction with a robust sales force to improve the core business. Datasea has witnessed an increase in the number of orders and customers thanks to the ever-maturing sales system and highly efficient operation.

Driven by talents

The Company continues to strengthen talent building and has established an R&D team consisting of 22 technical engineers from Chinese Academy of Social Sciences, Tsinghua University, Harbin Institute of Technology and other prominent universities and hi-tech enterprises, has organized a sales team with experience in serving the Fortune 500 enterprises, and has attracted professionals from well-known enterprises and listed companies domestically and internationally within its finance, risk control, strategy and capital departments. We will also keep enrolling high-end technical talents with positive corporate culture, stock incentive plan and other means.

Driven by management

We have set up a series of management systems that cover the Company’s operation management, financial management, internal control management, sales management, brand management, commissioned processing management, talent management and investment management, which are effectively assessed, then implemented. For example, the Company will assess the quality and effectiveness of management’s execution and will correspondingly reward and incentivize the manager as seen fit. Datasea has witnessed this method being the most effective and efficient for its operations.

Driven by incentives

For the purpose of attracting and retaining high-end talents and maximizing the effectiveness of the system building and management models, the Company continues to promote the equity incentive system. Employees such as the management team, R&D team, market and operation team, directors and consultants, as well as external partners who have contributed to the Company’s development, shall be motivated in various forms, for example, stock incentive plan of listed companies.

Driven by data

Data analysis and processing is the basis for providing customers with more optimized security solutions. The collection and analysis of data provides the most direct and effective support towards the Company's new product R&D positioning, market trend and customer demand analysis, as well as the basis for the Company to make new product development decisions. Moreover, the decisions based on data analysis will endow our team with capacity of providing better data services to customers and collecting secure desensitized data. Going forward, the Company will further accelerate the collection of security data and improve its data analytic capabilities, and speed up the offering of value-added services concerning scenario-based big data applications, with the goal of achieving sustainable growth.

Exploration of Additional Business Opportunities

Exploring new business under the guidance of new technology and new products is the core force driving development of Datasea. In 2020, the Company keeps exploring new value-added service opportunities brought by the combination and extension of smart security platform and big data platform, and has achieved certain results. Also, we have started to provide a series of value-added service such as smart consumptive payment in retailing, 5G value-added services through synergies with operators, and e-commerce platform interfaces based on the mobile version of Datasea's security systems, which have widened the Company's business coverage and brought about new sources of revenue and profit.

Global expansion

We have initiated global market expansion according to our development strategy. Specifically, we have launched marketing campaigns in African countries, including, among others, Uganda and the Democratic Republic of Congo.

Research and Development

Our Board of Directors and management attaches great importance to the building of technological and product innovation and R&D system. The Technological Innovation Research Institute, headed by a doctor majoring in innovation from the Chinese Academy of Social Sciences, is mainly responsible for building the technology and product innovation system based on the integration of visual and non-visual perception algorithms, so as to provide powerful support to our technological and product R&D.

Institute of Technology Innovation is mainly responsible for the visual and non-visual fusion perception algorithm as the core of technology and product innovation system, providing support for the specific R&D of products, with the Doctor focus on innovation of Chinese Academy of Social Sciences as the first dean.

The R&D team focuses on hardware. The leader is a postdoctoral fellow from the Shanghai Institute of Microsystems and Information Technology of Chinese Academy of Social Sciences, who has done extensive research on microwave antennas and Large Scale High Speed Integrated Circuit Signal Integrity. The research results have been published in the core journals at home and abroad. He is mainly responsible for core technical research and development of intelligent security hardware-related products.

The R&D team focuses on Software. The Chief Technology Officer got bachelor degree from Harbin University of Technology and master degree from Harbin University of Science and Technology. Mr. Jiao was the technical director of Beijing Tianxing Interconnection Information Technology Co. Ltd. and the technical director of Heilongjiang Beidou Tianyu Satellite Co., Ltd. Now he is mainly responsible for the product development of intelligent security software system.

1. Core technologies

The Company has set up the main direction of technical innovation and application with visual and nonvisual fusion perception algorithm as the core. In 2020 fiscal year, the Company has made the following achievements in patent application:

No.	Publication Number	Description	Application Type
1	CN108922101A	An smart security campus management system of Shuhai Information	Invention
2	CN109033874A	A multi-role login method of Android program based on SQlite database of Shuhai Information	Invention
3	CN109146406A	The attendance system of Shuhai Information based on GPS positioning information supported RFID technologies	Invention
4	CN108985423A	An electronic student card system of Shuhai Information	Invention
5	CN108961661A	Shuhai security intelligent sensor system	Invention
6	CN108961661B	Three-dimensional smart security alarm linkage system	Invention
7	CN108922101B	A smart security campus management system of Shuhai Information	Invention
8	CN111191540A	An object status analysis method and system based on thermal gradient	Invention
9	CN111243623A	A method, device and system concerning progressive audio alarm	Invention
10	CN111179527A	An alarm method, device, system and storage medium based on dynamic audio information	Invention
11	CN111179546A	An adaptive distributed audio alarm method and system	Invention
12	CN111191656A	Behavior recognition method and system based on multi-spectral image information	Invention
13	CN2019113640070	An S-AIOT information management method and system based on consensus mechanism	Invention
14	CN111212445A	An S-AIOT information processing method and system based on neural network	Invention
15	CN111179969A	An alarm method, device, system and storage medium based on audio information	Invention
16	CN110374479 B	A type of intelligent security equipment	Invention

2. Major products

The Company mainly focuses on developing the following two categories of products: software systems and smart hardware devices.

1) Software system - mainly refers to software system in connection with smart security. As a result of the Company's increased investment in R&D and the onboarding of technical talents, the Company has totally obtained 30 copyright registrations in China for our software, which are shown in the table below:

No.	Certification	Certificate No.
1	Shuhai XIN Platform internet activity audit security management system V1.0	Ruan Zhu Deng Zi No.1054520
2	Shuhai XIN Platform WIFI device feature collection management system V1.0	Ruan Zhu Deng Zi No.1111383
3	Shuhai XIN Platform micro mall system V1.0	Ruan Zhu Deng Zi No.1111535
4	Shuhai XIN Platform SMS platform system V1.0	Ruan Zhu Deng Zi No.1111683
5	Shuhai XIN platform 3G website content management system V1.0	Ruan Zhu Deng Zi No.1111690
6	Shuhai media advertising system V1.0	Ruan Zhu Deng Zi No.1111694
7	Shuhai XIN platform micro marketing system V1.0	Ruan Zhu Deng Zi No.1111700
8	“Shuhai Safe Campus" mobile end - security management system V2.0	Ruan Zhu Deng Zi No.1575317
9	"Shuhai Safe Campus" security management system V2.0	Ruan Zhu Deng Zi No.1575313
10	"Shuhai XIN Platform" front-end equipment control system for smart elevator detection V2.0	Ruan Zhu Deng Zi No.1574419
11	"Shuhai XIN Platform" smart elevator inspection & pre-alarm management platformV2.0	Ruan Zhu Deng Zi No.1575648
12	"Shuhai XIN Platform" smart elevator real-time monitoring and alarm management platform V2.0	Ruan Zhu Deng Zi No.1575758
13	"Shuhai XIN Platform" smart elevator screen equipment monitoring system V2.0	Ruan Zhu Deng Zi No.1575665
14	"Shuhai XIN Platform" smart advertisement launching system V2.0	Ruan Zhu Deng Zi No.1575670
15	Shuhai Information smart safe campus management system V1.0	Ruan Zhu Deng Zi No.2888248
16	Shuhai Information XIN Platform security management system (Android Version) V2.21	Ruan Zhu Deng Zi No.2918496
17	Shuhai information XIN platform security management system (IOS version) V2.21	Ruan Zhu Deng Zi No.2918467
18	Shuhai Information big data smart decision-making platform for governmental affairs V1.0	Ruan Zhu Deng Zi No.2962930
19	Shuhai Information campus smart brain information management platform V1.0	Ruan Zhu Deng Zi No.2961899
20	Shuhai Information university big data innovation laboratory platform V1.0	Ruan Zhu Deng Zi No.2962919
21	Xunrui smart security integrated management platform v1.0	Ruan Zhu Deng Zi No.5201855
22	Xunrui big data visual analytics platform v1.0	Ruan Zhu Deng Zi No.5201772
23	Xunrui visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201824
24	Xunrui non-visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201861
25	Xunrui epidemic prevention and control linkage early warning system v1.0	Ruan Zhu Deng Zi No.5201704
26	Xunrui smart campus security management system v1.0	Ruan Zhu Deng Zi No.5201776
27	Xunrui smart scenic area security management system v1.0	Ruan Zhu Deng Zi No.5201574
28	Xunrui smart community security management system v1.0	Ruan Zhu Deng Zi No.5201869
29	Xunrui smart one-key alarm management system v1.0	Ruan Zhu Deng Zi No.5201784
30	Xunrui smart guest management system v1.0	Ruan Zhu Deng Zi No.5201780

During this fiscal year, we independently developed a non-visual perception system and a face recognition and temperature measuring machine. The latter, featuring an integration between face identity recognition and body temperature measurement, is widely applied in highly-populated public places in the current context of coronavirus pandemic, so as to provide strong technical support to stop the widening of the epidemic through rapid screening and targeting of individuals with fever symptoms. The non-visual perception system is mainly composed of front-end data acquisition device and back-end software platform. The front-end device is composed of various smart sensors to collect all kinds of information under various scenarios. The platform is the basis for data analysis, computing and AI computing. Through continuous accumulation and iterative learning, it enables managers to be more efficient in event processing.

3. Intellectual property rights

As of the date of this report, we have obtained 30 copyright registrations in China for our software and 3 independent patents in China. In addition, we filed 13 patent applications, which are currently under review.

4. Planning for innovation

The Company's innovation planning focuses on the following two aspects:

1. Continue to strengthen the innovation of existing technologies. Mainly strengthen the non-visual perception system audio pre-alarm, blockchain in a safe state, infrared night vision, binocular monitoring system, visual perception infrared temperature measurement, face recognition + voiceprint recognition, video recognition and audio recognition fusion. With the special scenes under the abnormal sound recognition and other aspects, more independent innovations have been formed.

2. Quickly promote the transformation of technological achievements into application products. Based on the existing 18 technical achievements, the focus is on the realization of functions of visual and non-visual fusion perception algorithms in intelligent security systems and intelligent hardware.

5. R&D investment

As for the fiscal year ended June 30, 2019 and 2020, we spent $168,248 and $1,114,486 in research and development, respectively. We intend to invest approximately $10 million in technological product development over the next three years.

No.	Item	% in budget
1	Salary of R&D personnel (incl. the introduction of high-end talents)	60%
2	Procurement of scientific research facilities	18%
3	Procurement of testing devices	6%
4	Intermediate testing and tooling	5%
5	Establishment of new technical schedule	4%
6	Appointment of external technical experts	5%
7	Others	2%

Product Manufacture

1. Mode of production

In order to save costs and based on a comprehensive understanding of the industry and market, the Company has adopted the mode of outsourcing in manufacturing, but carried out the mode of independent or joint design in technological R&D and product appearance.

2. Control over manufacturing process and quality

1.	The Company has the following requirements on outsourcing partners: independent production facilities, advanced manufacturing equipment, smart production lines, abundant outsourcing cooperation cases and a good reputation in the industry.

2.	Outsourcing partners shall pass through ISO9001:2008, ISO14001:2004, OHSAS18001:2007 and CCC certification, and meet our production and manufacturing standards.

3.	Outsourcing partners should have a separate quality management department to take charge of the overall quality management system including establishment, maintenance and continuous improvement.

4.	Outsourcing partners should have built up a relatively-complete quality management system;

SQA: control over supplier quality system, quality standard formulation, quality assurance capability improvement and guidance, material quality confirmation;

IPQC: responsible for quality control of the manufacturing process, to make sure that the manufacturing process meets relevant technical and quality requirements, and problems are timely identified, back-fed and addressed;

QC: responsible for overall inspection and delivery inspection of finished products;

5.	The Company checks whether the manufacturing quality of outsourcing partners meets the Company’s requirements by assigning resident personnel to do sample testing of manufactured goods and collecting feedback on customers' actual use experience.

3、 Outsourcing partner and outsourced products

During the year ended June 30, 2020, we built partnerships with several outsourcing partners, including Shenzhen Guangan Shixun Technology Co., Ltd. We are currently working with other outsourcing partners on new opportunities to reserve and optimize our outsourcing resource pool.

No.	Major Outsourcing Partner	Outsourced Product
1	Hangzhou Tuya Technology Co., Ltd.	Temperature measurement + face recognition smart device
2	Hangzhou Yufan Intelligent Technology Co., Ltd.	Face recognition device
3	Shenzhen Zhongyang Communications Co., Ltd.	Face recognition temperature measurement device, intelligent thermometer

Market operation

By the end of the reporting period, the Company has built up a marketing system, expanded regional markets of smart security products and projects at home and abroad, and achieved better marketing performance in contrast to that of last year.

1、Progress of regional market development

We have recently expanded our business and customer development to 13 provinces in China, such that our products are sold in about 40% of the provincial administrative regions in China.

Progress of regional market development

China (by administrative region)
1	Beijing (Municipality)
2	Tianjin (Municipality)
3	Hebei Province
4	Anhui Province
5	Fujian Province
6	Guangdong Province
7	Jiangsu Province
8	Shanxi Province
9	Henan Province
10	Inner Mongolia Autonomous Region
11	Liaoning Province
12	Jilin Province
13	Heilongjiang Province
China (by regional economic belt)
1	Three Northeastern Provinces
2	Beijing-Tianjin-Hebei
3	Yangtze River Delta
4	Central and Western Regions
5	Guangdong-Hong Kong-Macao Greater Bay Area

2、Contract execution (as of the reporting date)

As of August 21, 2020, the Company has signed epidemic related system contracts with 62 public communities and 22 schools in Beijing, Tianjin, Anhui, Fujian, and Heilongjiang and completed installation and commissioning, resulting in the Company's products being sold in 40% of China's provincial administrative regions.

3、Revenue-cost structure

Operating revenue	Operating cost	Gross margin
$1,414,780	$146,380.00	$1,268,400

As of June 30, 2020, the Company achieved operating revenue of US$1,414,780 and operating costs of US$146,380, with an average gross ratio at 90%. The main sources of income included 22 safe campus clients and 62 public community clients. All the sales revenue is generated within China. In 2020, we commenced marketing efforts in certain African countries, including Uganda, The Democratic Republic of Congo and others.

4、Operation of holding entities and affiliated companies

Following the development direction of the company, we adopt the parent-subsidiary corporate management mode, with headquarters as the strategic and investment decision-making center, and the subsidiaries and VIEs as entities for market and project operation. The preliminary layout for the present stage has been finished.

The Company has five holding entities and affiliates, including: Heilongjiang Xunrui Technology Co., Ltd., Guozhong Times (Beijing) Technology Co., Ltd., Guohao Century (Beijing) Technology Co., Ltd.,Guozhong Hoze (Beijing) Technology Co., Ltd., and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. Guozhohg Times (Beijing) Technology Co., Ltd. achieved a sales revenue at $120,000. Heilongjiang Xungrui Technology Co., Ltd. signed sales contracts in this July 2020 and obtained nearly $113,800 sales.

Customers

Schools and public communities are our major customer groups. As of the reporting date, we have signed contracts with 22 schools and 62 public communities, in our key markets.

We provide smart security products and solutions according to the needs of customers across various sectors, including government, schools, communities, scenic areas, industrial parks, shopping malls, hospitals, subway stations, high-speed rail stations, bus stations and airports. The Company signed agreements with 6 institutions (including 4 gas stations) in Shenzhen, a city of Guangdong Province in early September, to provide big data value-added services to the above-mentioned customers, e.g. big data smart information software platform and hardware utilization, payment and interface maintenance, etc., and collect service fees.

Competition

1、 The Company is engaged in the trillion-level security industry

According to the Report of Market Prospective and Investment Strategy Planning on China Security Industry (2018-2023) by China Qianzhan Industry Research Institute, alongside with the speeding-up of AI industrialization, smart security products are expected to see a high-speed development, and the security market size in China is forecasted to reach the trillion (RMB) level.

2、The Company has been in the stage of intelligent security

With the progress of technology and the deepening of application form, the industrial upgrading of security industry follows the development path of "traditional security -> digital security -> network security -> intelligent security", and the technological innovation and industrial application of the Company has fully achieved in the stage of intelligent security.

3、The Company enjoys outstanding advantages in technological innovation capabilities

The Company's outstanding advantages in technological innovation capabilities are in algorithms, front-end perception and system integration.

●	The algorithm mainly revolves around the innovation of visual and non-visual fusion perception algorithms.

●	Front-end perception is mainly regarding the integration and productization of the Company's algorithm technology into intelligent perception hardware.

●	System integration is mainly reflected in the Company's intelligent security management system interconnecting various front-end intelligent perception hardware to form the Internet of Things, and collecting various real-time data combined with visual and non-visual fusion perception algorithms to analyze and process the data to establish our big data analysis and decision-making Management platform.

4、Peer comparison of the Company’s core technologies

The principal direction guiding our innovation and R&D are hi-tech products based on fusion of visual and non-visual perceptions. In contrast to peer competitors in the industry, the following shall be taken as our advantages:

Item	Peer	Datasea
Identity recognition	Face recognition	Face recognition + voiceprint recognition

Security anomaly recognition	Video/audio recognition	Fusion of video recognition and audio recognition

Site-specific monitoring	None	Abnormal sound recognition

Note: The above products are currently under laboratory development with periodic breakthroughs. The application for relevant invention patent is now under substantive examination.

5、Strategy for building competitive barriers in the direction of security intelligence

The overall construction principle. In the R&D of new technologies and solutions, the basic technical links or modules are customized based on certain standardization to achieve cost reduction and efficiency enhancement; Continuing to explore the actual needs of the AI + security market, and improve market responses and expectations of security intelligence.

The Company is building up our overall competition barriers by implementing four comprehensive deployments as follows:

●	Frontier core technology R&D investment and innovation development

●	Large-scale deployment and implementation capacity of smart security engineering projects

●	Manufacturing supply chain system

●	Market operation system

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

1. The primary governmental regulations applicable to our “Safe Campus” security system are:

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

2. The primary governmental regulations applicable to our “Scenic Area” system are:

Notice on Securing Epidemic Control and Orderly Resumption of Scenic Areas (Wenlvfadian [2020] No. 71) by the Ministry of Culture and Tourism as well as National Health Commission of emphasizes the role of the "Internet + tourism" service platform and the adoption of big data analysis and other new technological means to promote smart tourism and passenger flow management; On Revising and Printing Implementation Measures for Inspection, Qualification and Management of National Sample Tourism Areas (Trial Version), and Notice on Inspection Standards for National Sample Tourism Areas (Trial Version) (Banziyuanfa [2020] No. 30) by the General Office of the Ministry of Culture and Tourism clarifies the inspection standards for building of information platform of smart scenic areas and building of smart security software/hardware infrastructure.

3. The primary governmental regulations applicable to our “Smart Community” system are:

Notice on printing and releasing the Smart Community Construction Guideline (Trial Version) (Jianbanke [2014] No. 22) by the General Office of Ministry of Housing and Urban-Rural Development clearly states that smart community construction is an essential part of smart city construction.

Shuhai Beijing currently maintains the following licenses issued by the PRC government:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issued by Beijing Municipal Bureau of Statistics;

●	National High Tech Enterprises Certificate jointly issued by Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, and Beijing Municipal Tax Service, State Taxation Administration;

●	Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee;

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology;

●	Security Engineering Qualification Certificate issued by China Security Technology Prevention Industry Association;

●	Membership Certificate issued by China Security Technology Prevention Industry Association;

●	CCC (China Compulsory Certification) by China Quality Certification Center;

●	Information Security Management System Certificate issued by Beijing Inspection and Certification Limited Company; and

●	Environmental Management System Certificate issued by Huaxinchuang (Beijing) Certification Center Co., Ltd.

Employees

As of the date of this report, we have a total of 58 full time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	7
Human Resources Administrative Management	3
Internal Controls	3
Capital Operation	1
Purchase	2
1
Marketing and Sales	11
Research & Development	26
Finance & Accounting	4
Total	58

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

We have a limited operating history. Our operating entity, Shuhai Beijing, was formed in February 2015 and has yet to generate material revenues and it may not generate material revenue or any profit for the foreseeable future. We are still in the process of developing, marketing and expansion of our business. We expect that our safe campus, scenic area and public community security systems supported by our smart security solutions will be our core business in the future. We have limited experience and operating history in developing and marketing our products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the potential growth opportunities associated with our products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early and development stage company and have limited financial resources. We had cash balances of $1,065,936 and $6,072,637 as of June 30, 2020 and June 30, 2019, respectively. We generated revenues of $1,414,780 during the year ended June 30, 2020. We had a net cash outflow of approximately $5 million during fiscal year ended June 30, 2020. We had a deficit of approximately $7,413,381 at June 30, 2020.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated revenue of $1,414,780 from our business during the year ended June 30, 2020, and our expenses will be accrued until sufficient financing is obtained or our shareholders loan us the necessary funds to pay for these expenses. No assurances can be given that we will be able to obtain funds from our shareholders or others to continue our operations. We may need to seek additional financing. The financing sought may be in the form of equity or debt financing or a combination of both from various sources as yet unidentified. No assurance can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern and the failure to do so could cause us to cease our operations.

Supply chain issues that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

Currently, we do not own or operate our manufacturing facilities, but rely on third-party contractors to manufacture our products, and expect that we will continue to rely on existing and new contractual manufacturers for the foreseeable future. The following reliance issues could have an adverse impact on the supply of our products and on our business and operating results:

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

Because of the rapid introduction of new products and changing customer requirements related, we believe that we could receive a high degree of publicity and visibility. Because smart security systems are our major products and resources, our business, operating results and financial condition may be materially adversely affected, regardless of whether or not these problems are due to the performance of our own products or services. Such an event could also result in a material adverse effect on the market price of our common stock independent of direct effects on our business.

Product quality problems could lead to reduced revenue, gross margins, and net income.

The smart security system we provide is highly complex as the products incorporate both hardware and software technologies. Neither we nor our contract manufacturers have developed a sophisticated product testing program due to the limit of available technologies. There can be no assurance that the pre-shipment testing programs we develop in the future will be adequate to detect all defects, including defects in individual products or defects affecting numerous shipments. Such potential defects might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. As an example, software typically contains bugs that can unexpectedly interfere with expected operations. From time to time, we will have to replace certain components and provide remediation in response to the discovery of defects or bugs in our products. There can be no assurance that such remediation, depending on the product involved, would not have a material adverse impact on our business. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, additional inventory costs, or product reengineering expenses, any of which could have a material adverse impact on our revenue, margins and net income.

We will likely have to incur indebtedness or issue new equity securities to fund future growth. If we are not able to obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the research and development of new products and service platforms that meet the constantly evolving industry standards and consumer demands. As such, we expect that we will need additional capital to fund our future growth. For the time being, we are primarily depending on contribution from shareholders, equity financing and cash income. If cash from such sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Our success depends largely on the continued services of our key management and technical staff. In particular, our success depends on the continued efforts of Ms. Zhixin Liu, our Chairman of the Board of Directors and Chief Executive Officer, and Mr. Fu Liu, one of our directors and Ms. Liu’s father. Ms. Liu and Mr. Liu have been instrumental in developing our business model and are crucial to our business development. There can be no assurance that they will continue in their present capacities for any particular period of time. The loss of the services of Ms. Liu and/or Mr. Liu could materially and adversely affect our business development.

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

The security and marketing industries in the PRC are highly competitive. Currently, Shuhai Beijing’s primary competitors for security solutions and education-related technologies are mature companies with longer operating histories, more engineering resources, relatively sophisticated distribution channels and existing customer bases. For our safe campus security solutions, we compete with others who also offer their own campus electronic management solutions. Further, there are new competitors entering our industries. As a result, we could experience difficulties in obtaining customers, capturing market share, and generating revenue from our major products and services.

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

The control deficiencies in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

Our disclosure controls and procedures were not effective or the period covered by this Annual Report as described in Item 9A. Controls and Procedures. Ineffective internal control over financial reporting or disclosure controls and procedures may result in errors in our financial statements that could require a restatement, or our filings may not be timely made with the SEC. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but it takes management time and resources to achieve, and we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

We have seen a substantial improvement and progress in our internal control over financial reporting. If no improvement measures are taken, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management has assessed the effectiveness of our internal control over financial reporting with an assessment report as of June 30, 2020, and plans to shorten the cycle and increase the frequency concerning the testing cycle for the effectiveness of internal control measures. The annual risk control assessment reporting system will be improved to a quarterly risk control assessment system

Our efforts in the building of internal control system is not limited to the formulation and implementation of financial management and control measures, but focuses on the combination of comprehensive and targeted control to build up an internal control system that best fits us. According to the management system imperfections concerning job responsibilities, departmental processes and so on that are identified through self-examination, the Company, by highlighting six elements of "internal environment, risk assessment, control activities, information and communication, and internal supervision" and seven control measures of"separate control of incompatible functions, authorization and approval control, accounting system control, property protection control, budget control, operation analysis control and performance appraisal control", is gradually establishing and improving an internal control system featuring organizational structure, development strategy, human resources, social responsibility, corporate culture, financial activities, procurement business sales business, research and development, financial reports, comprehensive budget, contract management, internal information transfer and information system and other contents, and it is formulating the internal control system applicable to the whole company and organizing related implementation in accordance with relevant laws and regulations and supporting measures..

By the end of the fiscal year ending June 30, 2020, we have established a Risk Control Department led by the internal control director and a team of legal counsels to ensure the Company’s compliance with relevant regulations and risk management requirements; we also formulated new policies or integrate a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, assets and inventory management, internal audit policy and cost accounting, etc., and we provided training for our employees, such as the Finance Department, Marketing Department, and senior executives; we set the International Affair Department to strengthen our compliance and financing management on the international capital market; and we also employed a new legal counsel in China to enhance the Company's operational compliance on the Chinese market.

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

Our affiliation with Shuhai Beijing is managed through the VIE Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as direct ownership. The VIE Agreements are governed by and would be interpreted in accordance with the PRC laws. They also provide for the resolution of disputes through arbitration pursuant to PRC laws. If Shuhai Beijing fails to perform the obligations under the VIE Agreements, we may have to rely on legal remedies under the PRC law, including seeking specific performance or injunctive relief, and claiming damages. There is a risk that we may be unable to obtain any of these remedies.The uncertainties in the PRC laws concerning VIE structure could limit our ability to enforce the VIE Agreements, or could effect the validity of the VIE Agreements.

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

We are a holding company and all of our business operations are conducted through the VIE Agreements. As a result, our revenues mainly rely on dividend payments from Tianjin Information after it receives payments from Shuhai Beijing pursuant to the Operation and Intellectual Property Service Agreement. Shuhai Beijing may terminate the Operation and Intellectual Property Service Agreement for any or no reason at all. Because neither we, nor our subsidiaries, own equity interests of Shuhai Beijing, the termination of the Operation and Intellectual Property Service Agreement would sever our ability to continue receiving payments from Shuhai Beijing under our current holding company structure. While we are currently not aware of any event or reason that may cause the Operation and Intellectual Property Service Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Operation and Intellectual Property Service Agreement is terminated, this would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

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

Although the content about VIE structure has been deleted from the Foreign Investment Law implemented since January 1, 2020, the disputes over VIE structure still exists and are left to be settled through legislative authorization. After that, the nature and attributes of VIE structure may still be brought into the supervision category of "foreign investment" in future through other specific laws, administrative regulations and normative documents formulated by the State Council. Moreover, relevant supervision will be strengthened while the pre-establishment national treatment & negative list system would not be excluded for foreign investment, which is expected to cast significant impact upon our operation and management.

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

Uncertainties with respect to the PRC legal system could have a material adverse effect on us

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

We conduct substantially all of our operations in China through Shuhai Beijing, our consolidated VIE in China. All of our current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. Because of this factor, it may be difficult for you to conduct due diligence on our company, our executive officers or directors and attend stockholder meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

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

Our officers and directors collectively hold approximately 71.6% beneficial ownership of our Company. Two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently do not own any real estate or land use rights. We lease office space of approximately 2,007.46 square meters from Beijing Kaipeng Technology Co., Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $33,100 (RMB225,922.89). The lease agreement expired on October 7, 2022, we received a six-month rent free (two months for each year) discount, We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2020, as amended on May 1, 2019. We pay an annual rent of approximately $2,930 for this space. This lease agreement was renewed for one year on May 1, 2020 and will expire on April 30, 2021, with an annual rent at approximately $10,665.68. Due the business expansion of the Company, a new office was rented on October 1, 2019 to support operation of Heilongjiang Xungrui Technology Co., Ltd. The lease term is from October 1, 2019 to September 30, 2021 and the annual rent is approximately $23,293.85. We believe the rented space is sufficient for our current operations.

Tianjin Information Sea Information Technology Co., Ltd. signed a lease contract with Shenzhen Lvjing Real Estate Development Co., Ltd. on August 11, 2020. The building covers an area of 395.15 square meters and will be leased from August 8, 2020 to August 7, 2023 with a three months and ten days’ rent-free period. The monthly rent is approximately $29,851.22 (RMB 20,9910.80). The rental will be increased by 3% per year from the second year on the basis of the previous year’s rental standard.

Tianjin Information Sea Information Technology Co., Ltd. signed a house lease contract with Hangzhou Zhexin Information Technology Co., Ltd. on August 26, 2020. The house is located at Room 902-910, No.2 West Building, Xixi Yintai Commercial Center, Xihu District, Hangzhou, with a construction area of 1149 square meters. The lease term starts from September 11, 2020 to October 5, 2022, with a 25-day rent-free period. The rental for the first year rental is RMB 3.3/m2 / day, and the total rental is RMB 13,83970.50, equivalent to $19,813.17. The rental for the second year is RMB 3.4 yuan/m2 / day, with a total rental of RMB1,425,909, equivalent to $202,777.20. The house security deposit is RMB 115,311.

In August 2019, we moved our headquarters from 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, China, to the current address.

Item 3. Legal Proceedings.

Neither we nor our subsidiaries are a party to any material pending legal proceedings. However, from time to time, we and our subsidiaries may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

Quarter ended	HIGH	LOW
June 30, 2020	$2.44	$1.75
March 31, 2020	$3.93	$1.35
December 31, 2019	$7.39	$0.80
September 30, 2019	$1.39	$0.86
June 30, 2019	$3.14	$1.45

Holders

We had 439 holders of record of our common stock as of June 30 2020.

Dividends

We do not anticipate paying dividends on our common stock at any time in the foreseeable future. We currently plan to retain earnings for the development and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as our Board of Directors may deem relevant.

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

Securities Authorized for Issuance under Equity Compensation Plan

On August 22, 2018, our Board of Directors and stockholders adopted the 2018 Equity Incentive Plan, or the 2018 Plan, to award up to a maximum of 4,000,000 shares of our common stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. No awards have been granted under the 2018 Plan as of the date of this report, but our Board or a Board committee will determine, in its discretion, from time to time to make awards under the 2018 Plan, including to our officers and directors. Subsequently, the Company filed a registration statement on Form S-8 to register the shares underlying the 2018 Plan.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report are forward-looking statements that involve risks and uncertainties. The cautionary language in this Current Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report on Form 10-K.

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

On December 21, 2018, the Company successfully completed a registered, underwritten initial public offering and concurrent listing of the Company’s common stock on the NASDAQ Capital Market, which generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $600,000 of the escrow fund was held and will be disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. The Company sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

Results of Operations

Comparison of the years ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the years ended June 30, 2020 and 2019, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2020	% of Sales	2019	% of Sales
Sale	$1,414,780		$-
Cost of goods sold	146,380	10%	-	-%
Gross profit	1,268,400	90%		-%
Selling expenses	438,621	31%	199,485	-%
Research and development	1,114,486	79%	168,248	-%
General and administrative expenses	1,620,346	114%	1,131,575	-%
Operating expenses	3,173,453	224%	1,499,308	-%
Loss from operations	(1,905,053)	(134)%	(1,499,308)	-%
Non-operating income, net	46,958	3%	74,127	-%
Loss before income taxes	(1,858,095)	(131)%	(1,425,181)	-%
Income tax expense	5,158	0.4%	-	-%
Net loss	$(1,863,253)	(132)%	(1,425,181)	-%

Revenue

We had revenues of $1.41 million and $0 in the years ended June 30, 2020 and 2019, respectively.

On March 5, 2018 and June 28, 2018, we entered into separate agreements with two sales agents for our Safe Campus security system, respectively. Pursuant to the agreements, we authorized the agents to market the Company’s Safe Campus Management System. The term of the agreements is for five years and will expire on March 6, 2023 and July 1, 2023, respectively. As of June 30, 2019, we recorded the $1.29 million payments received from the two sales agents as advances from customers; in the fourth quarter of 2020, we recognized revenue of $1.29 million from these contracts as the sales agents sold the products and services to third parties in the same period and the Company has provided the required services and fulfilled all its obligations under these contracts.

In addition, during the year ended June 30, 2020, Guozhong Times executed 62 CRI purchase orders from development and construction companies from Anhui and Fujian province in China for an aggregate contract value (excluding value-add tax) of approximately $124,000 for customized hardware and software solutions to detect and control the novel coronavirus outbreak in public areas. Our systems sold in these orders are utilized in public places including campuses, shopping malls, scenic areas, residential areas and factory areas. A revenue of the same amount was recorded in the year ended June 30, 2020. We have recently expanded our business and customer development to 13 provinces in China, such that its products are sold in about 40% of the provincial administrative regions in China. Moreover, we have initiated marketing in Uganda, the Democratic Republic of Congo and other countries in Africa.

The increase in performance is based on the improvement of the Company’s sales system. We will take sales approaches including implementing market research, expanding sales team, developing channels and agents, establishing new operating entities, and at the same time we will take efforts to improve our after-sales service. We will continue to strengthen the building of our sales system.

Cost of Goods

We recorded $146,380 and $0 of cost of goods sold for the years ended June 30, 2020 and 2019, respectively. The cost of goods sold was mainly for the CRI orders of Guozhong Times. No significant cost of goods sold was recorded for our sale of the Safe Campus Security systems as a substantial portion of the costs were related to research and development costs which were expensed as and when they were incurred.

Gross Profit

The gross profit for the years ended June 30, 2020 and 2019 were $1,268,400 and $0, respectively.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $438,621 and $199,485 for the years June 30, 2020 and 2019, respectively, an increase of $239,136 or 120%. The increase in selling expenses was primarily attributed to a $284,906 payment Shuhai Beijing made to a service provider, Beijing R&D Education Technology to develop and market an education platform for teachers and students, but was partly offset by decreased payroll expense by $30,825 and decreased travel expense by $5,668 of Shuhai Beijing. The Company will continue to enroll more sales professionals, develop channels and agents nationwide, and increase marketing expenses to obtain more orders.

As we are currently focusing our effort in the research and development (“R&D”) of our products and software to assist schools and communities in addressing the coronavirus outbreak, providing possible remedy and prevention for the future outbreak, and expanding the artificial intelligence application and products, we incurred increased research and development expenses by $946,238 or 562%, in the years ended June 30 2020 compared to $168,248 R&D expense recorded during the years ended June 30, 2019, respectively. The increase was mainly due to increased salary expense as a result of hiring more staffs in research and development department, and $700,000 R&D expenses for the Tour Site Security system, and the Facial Recognition and Eye Protection system. Total costs of these two systems are $2.4 million, out of which $1.9 million was paid as of June 30, 2020. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $488,771, or 43% from $1,131,575 during the year ended June 30, 2019 to $1,620,346 during the same period in 2020. The increases were attributed to increases in rent expenses by $126,873, increased property management fee by $38,400, increased office improvement depreciation by $22,120, increased salary expense of the Company’s President and Chairman by $94,019, increased conference expense by $30,282, fees to Nasdaq of $150,000 incurred in the year ended June 30, 2020, and increased professional fee by $41,552.

Non-operating income, net

Non-operating income were $46,958 and $74,127 for the years ended June 30, 2020 and 2019. For the year ended June 30, 2020, we had interest income $49,455 and other expense $2,497. For the years ended June 30, 2019, we had interest income $75,859 and other expense $1,732.

Net Loss

We generated net losses of $1,863,253 and $1,425,181 for the years ended June 30, 2020 and 2019, respectively, mainly due to increased research and development expenses, selling expenses and G&A expenses as describe above, despite we had increased revenue for the year ended June 30, 2020.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock, shareholder loans and cash income. Our management recognizes that we must generate sales and additional cash resources in order for our Company to continue our operations. Based on increased demand for security services in China, our management believes in the potential for growth in our business. In addition, following our December 2018 IPO, we received net proceeds $5.7 million.

We expect to generate revenue through expanding our current Safe Campus business, promoting Epidemic Prevention and Control Systems, scenic area and public community security products, and other artificial intelligence application and products such as face recognition products, and through continuous product innovation and development as well as various types of value-added services. If revenues are not generated or do not reach the level anticipated in our plan, in order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us. We will also generate cash flow through cash income and governmental subsidies to support future operations

As of June 30, 2020, we had a working capital of $2,609,032 excluding the restricted cash of $600,000 (or a current liquidity ratio of 4.78:1). Our current assets on June 30, 2020 were $3,298,523 excluding the restricted cash of $600,000. As of June 30, 2019, we had a working capital of $4,568,461 excluding the restricted cash of $600,000 (or current liquidity ratio of 3.71:1). Our current assets on June 30, 2019 were $6,251,863 excluding the restricted cash of $600,000, which will be released to the Company following the termination of the Indemnification Escrow Agreement originally executed in connection with our 2018 IPO.

It is expected that the Company will continue to support its operations and investment plans through its financing activities.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2020 and 2019, respectively.

	2020	2019
Net cash used in operating activities	$(4,573,352)	$(424,048)
Net cash used in investing activities	$(306,813)	$(66,385)
Net cash (used in) provided by financing activities	$(84,842)	$5,609,222

Cash Flow from Operating Activities

Net cash used in operating activities was $4,573,352 during the year ended June 30, 2020, comparing with net cash used in operating activities of $424,048 during the year ended June 30, 2019, an increase of cash outflow by $4,149,304. The increase in cash outflow was mainly due to increased net loss by $438,072, increased cash outflow on prepaid expenses including prepayment for developing the Tour Site Security system and the Facial Recognition and Eye Protection system by $978,256, and decreased cash inflow from advance from customers by $2,592,802.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $306,813 for the year ended June 30, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment and leasehold improvements of $295,467, and for intangible assets of $11,346. Net cash used in investing activities totaled $66,385 for the year ended June 30, 2019, which primarily related to $18,918 cash paid for the acquisition of office furniture, equipment and patents, and $47,467 for intangible asset.

Cash Flow from Financing Activities

Net cash used in financing activities was $84,842 during the year ended June 30, 2020, which primarily consisted of repayment of a shareholder loan of $84,842. Net cash provided by financing activities was $5,609,222 during the year ended June 30, 2019, which primarily consisted of proceeds of a shareholder loan, net of $60,867, the net proceeds from sale of the Company’s common stock of $307,466, the net proceeds of $4,840,889 from a public offering plus $400,000 offering proceeds released from escrow account. It is expected that the Company will continue to support its operations and investment plans through its financing activities.

Going Forward

As a provider of smart security system with proprietary technologies, Datasea intends to strengthen and expand its development efforts concerning smart security systems and value-added services in key industries such as public communities and schools according to the needs of customers.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-31 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective January 10, 2020, Wei, Wei & Co., LLP (“WWC”) resigned as the Company’s independent registered public accounting firm. WWC’s reports on the Company’s financial statements for the fiscal years ended June 30, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle. For the fiscal years ended June 30, 2019 and 2018 and during the subsequent interim periods through the date of this report, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with WWC’s report on the Company’s financial statements for such fiscal year. For the fiscal years ended June 30, 2019 and 2018 and during the subsequent interim periods through the date of this report, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered by this Report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The foregoing conclusion was due to the following circumstance:

On September 7, 2020, the Audit Committee of the Board of Directors of the Company and executive management, in consultation with the Board and the Company’s independent registered public accounting firm, Morison Cogen LLP, has concluded that the previously filed unaudited financial statements on Form 10-Q for the quarterly periods ended September 30, 2019, December 31, 2019, and March 31, 2020 (the “Affected Quarterly Reports”) should not be relied upon. Similarly, any press releases, earnings releases, and investor communications describing the Company’s financial statements for the above-referenced periods should no longer be relied upon. The non-reliance conclusion with respect to interim financial statements included in the Affected Quarterly Reports resulted from the determination that part of the research and developments costs capitalized in the intangible assets should be recognized as research and development expenses to be in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985 (Costs of software to be sold, leased, or marketed). Specifically, pursuant to this guidance, such development costs that are incurred prior to the point where the project has demonstrated technological feasibility are to be expensed as they are incurred. In the Affected Quarterly Reports, the Company recorded such development cost as intangible assets. The adjustments required to correct the foregoing erroneous treatment of such costs will result in an increase of research & development (“R&D”) expense of $200,000 for the quarter ended September 30, 2019, an increase of R&D expense by $250,000 for the quarter ended December 31, 2019 and an increase of R&D expense by $120,000 for the quarter ended March 31, 2020; and a decrease of intangible assets by $200,000 as of September 30, 2019, a decrease of intangible assets by $450,000 as of December 31, 2019 and a decrease of intangible assets by $570,000 as of March 31, 2020. In addition, the Company will reclassify the adjusted net intangible asset cost of $1,700,000 at September 30, 2019, $1,450,000 at December 31, 2019 and $1,330,000 as of March 31, 2020 to prepaid expenses. These prepaid expenses will either be expensed to R&D expense when incurred or capitalized as an intangible asset if the expenditures met the criteria established by FASB ASC Topic 985.

In order to remediate the foregoing weakness, the Company intends to implement the following steps:

●	To standardize the archiving of accounting files of the Company’s Finance Department

●	To ensure that the Financial Department during the course of preparing the consolidated financial reports the authenticity and integrity of consolidated and offsetting entries through cross-checking;

●	In addition to completing the preparation of quarterly, semi-annual and annual financial reports as scheduled, the Finance Department will be tasked to prepare financial analysis reports on a regular basis to be submitted to the management for operation and management analysis on meetings before the 18th of each month;

●	To ensure the timely and accurate generation of report data through the computerized accounting process and accounting system;

●	For each subsidiary to be required to prepare financial reports in strict accordance with accounting standards, carefully analyze the significant impact of major events and non-routine events, and deal with such events according to relevant financial regulations;

●	To monitor non-conventional and non-routine matters, as well as performing necessary approval procedures and accounting operations;

●	To improve specific and enforceable plans for inventory checking and credit/debt validation; and

●	To identify possible assets impairments and calculate the asset impairment provisions based on external and internal information.

The Company intends to complete these remedial steps by June 30, 2021. The Company’s management is in the process of reviewing and, where necessary, modifying and improving controls and procedures throughout the Company, as resources permit.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the weaknesses described in the following paragraphs, management believes that, as of June 30, 2020, our internal control over financial reporting was not effective due to the presence of the following weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

Management Plan to Remediate Material Weaknesses

We have taken steps to enhance and improve the design of our internal control over financial reporting, mainly including that:

●	we established a Risk Control Department led by the internal control director and a team of legal counsels to ensure the Company’s compliance with relevant regulations and risk management requirements;

●	we also formulated new policies or integrate a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, assets and inventory management, internal audit policy and cost accounting, etc.;

●	we set the International Affair Department to strengthen our compliance and financing management on the international capital market;

●	we employed a new legal counsel in China to enhance the Company’s operational compliance on the Chinese market. We arrange for all financial personnel to take part in the training and study of US GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Zhixin Liu	34	Chairman of the Board, CEO
Jijin Zhang	51	Chief Financial Officer
Fu Liu	55	Director
Tongjun Si	79	Independent Director
Stephen (Chun Kwok) Wong	38	Independent Director
Ling Wang	64	Independent Director
Chunqi Jiao	48	Chief Technology Officer

Biographical Information

Ms. Zhixin Liu. Ms. Liu currently serves as our Chairman of the Board, Chief Executive Officer, President. Prior to founding Shuhai Beijing in February of 2015, from February 2012 to January 2015, Ms. Liu also worked as the General Manager of Harbin Jinfenglvyuan Bio-Technology Co., Ltd. where she was responsible for implementing the Company’s annual work plan, financial budget report, profit distribution, utilization plan, conducting the daily management of the Company, and signing agreements on behalf of the Company. From January 2011 to February 2012, Ms. Liu worked as a board director in Beijing Jinyajianguo Refrigeration Plants Manufacturing Co., Ltd., a private company. Ms. Liu studied IT Management at Employee University directly under Heilongjiang Provincial Governmental Departments. She also had business administration courses at China Agricultural University. As our President and Chief Executive Officer, Ms. Liu brings to the Board an intimate understanding of the industry and our operations. We believe Ms. Liu’s experience qualifies her to serve on our Board of Directors.

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

Mr. Tongjun Si. Mr. Si has served as a member of our Board of Directors since December 21, 2018. Since January 1998, Mr. Si served as the commissioner of 12th precinct, the chief of the technology bureau and the director of the Police Association of China of the Ministry of Public Security. After retiring in 2002, he has been serving as the vice Chairman of China Security& protection Industry Association. Mr. Si graduated from Xi’an Military Telecommunication Engineering Institute (now Xidian University) in 1960. We believe Mr. Si’s experience qualifies him to serve on our Board of Directors.

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

Mr. Chunqi Jiao: Mr. Jiao has served as our Chief Technology Officer since October of 2019. Prior to joining our company, Mr. Jiao once served as the Technical Director of Beijing Tianxinghulian Information Technology Co., Ltd.; from January 2015 to May 2017, he worked as the Technical Director of Heilongjiang Beidoutianyu Satellite Co., Ltd.; from July 2010 to October 2014, head of Shenzhen Century Lianchuang Technology Development Co., Ltd. Heilongjiang Branch; from August 2008 to June 2010, Chief Technical Officer of Heilongjiang Tianwu Technology Co., Ltd.; from March 2003 to June 2008, R&D Manager of Harbin Longwei Electronic Development Co., Ltd.; from January 2001 to June 2002, Senior Software Engineer at Shanghai Huawei Technology Co., Ltd. Mr. Jiao graduated from Harbin University of Science and Technology with a master’s degree in communication engineering in 2008 and graduated from Harbin Institute of technology with a bachelor’s degree in automotive engineering in 1996.

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

Audit Committee

Stephen Wong, Tongjun Si and Ling Wang are the members of our Audit Committee and Stephen Wong serves as the chairperson. All members of our Audit Committee meet the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

We adopted and approved a charter for the Audit Committee. In accordance with our Audit Committee Charter, our Audit Committee shall perform several functions, including:

●	evaluate the independence and performance of, and assesses the qualifications of, our independent auditor, and engages such independent auditor;

●	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approves in advance any non-audit service to be provided by the independent auditor;

●	monitor the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	review the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

●	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the board;

●	review and approves in advance any proposed related-party transactions and report to the full Board of Directors on any approved transactions; and

●	provide oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the Board of Directors, including Sarbanes-Oxley Act implementation, and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

It is determined that Stephen Wong possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended June 30, 2020, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Compensation Committee Interlocks and Insider Participation

The members of our Board have been serving as the Company’s officers or employees. None of our executive officers currently or in the past year served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers serving on our Board.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board.

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the Company in all capacities for our fiscal years ended June 30, 2020 and 2019, respectively, for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)

Ms. Zhixin Liu	2020	$43,174	—	—	—	—	$43,174
Chairman, CEO	2019	$35,686	—	—	—	—	$35,686
Jijin Zhang	2020	$4,397					$4,397
CFO	2019	$15,506					$15,506
Chunqi Jiao CTO	2020	$19,924					$19,924

(1)	Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal years 2018 and 2017. Starting from July 1, 2019, Liu's monthly salary will be adjusted to 25,300 yuan (about $3,598), with a bonus of 300,000 yuan ($42,662.72) to be paid under the contract.

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2020.

Employment Agreements

The Company does not have any written employment agreements with its officers other than the agreement described below.

Employment Contract – Zhixin Liu

We entered into an employment agreement with Ms. Zhixin Liu on February 11, 2018, pursuant to which she serves as our Chief Executive Officer until February 10, 2021 and receives a base monthly salary of RMB 20,000 (approximately $3,011). Ms. Liu is also eligible to receive bonuses, transport allowances and housing allowances. The entire package for Ms. Liu is for annual compensation of RMB 600,000 (approximately $90,340). The employment agreement and its amendment may be terminated in accordance with the provisions of PRC Labor Law. The employment agreement also contains other customary terms under PRC law.

Equity Compensation Plan Information

On June 15, 2020, the Company filed a registration statement on Form S-8 to register the shares in connection with the Company’s 2018 Plan adopted by the Board of Directors.

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

Director Compensation

The following table shows for the fiscal year ended June 30, 2020, certain information with respect to the compensation of our directors.

Fiscal Year 2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Zhixin Liu*	—	—	—
Fu Liu	34,642		34,642
Tongjun Si	-		-
Stephen (Chun Kwok) Wong	5972		5972
Ling Wong	7110		7110

* Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 16, 2020 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% or more stockholders
Zhixin Liu (4)	9,583,335	45.75%
Fu Liu (3)	5,416,668	25.86%
Directors and Executive Officers:
Jijin Zhang	—	—
Tongjun Si	—	—
Stephen (Chun Kwok) Wong	—	—
Ling Wang	—	—
Chunqi Jiao	—	—
All officers and directors as a group (seven persons)	15,000,003	71.6%

(1)	Applicable percentage of ownership is based on 20,943,846 shares of common stock outstanding as of September 16, 2020, together with securities exercisable or convertible into ordinary shares within 60 days as of the date hereof for each stockholder.

(2)	Unless otherwise indicated, the address for the shareholders is 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

(3)	Director of the Company. 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

(4)	Chairman of the Board, CEO.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Ms. Liu has paid certain operating expenses on behalf of us for product research and development, market expansion and general operation. As of June 30, 2019, the amounts due to Ms. Liu were $86,733. These amounts have been settled by June 30, 2020.

On January 1, 2016, Ms. Liu entered into a car rental agreement with us. Pursuant to the agreement, we rent a car from Ms. Liu for a monthly rent of approximately $764. The agreement expired on December 31, 2018 but was extended by the parties to December 31, 2020. The rent paid under this agreement was $13,184 and $9,000 for the years ended June 30, 2019 and 2018 respectively.

The car rental agreement, dated from January 2019 to December 31, 2020, by and between Ms. Zhixin Liu and Shuhai Information Technology Co., Ltd., has been agreed to terminate on November 30, 2019 due to market price.

Ms. Zhixin Liu entered into a car rental agreement with Tianjin Information Sea Information Technology Co., Ltd. on November 30, 2019. The license plate number is QL17B9. The rental period is from December 1, 2019 to December 31, 2020 for a total of 13 months. The monthly rent is RMB 12,000 (or 1,706 in US dollars).

Ms. Zhixin Liu entered into a car rental agreement with Tianjin Information Sea Information Technology Co., Ltd. on January 1, 2020. The rental period is from January 1, 2020 to December 31, 2020 for a total of 12 months. The monthly rent is RMB 20,000 (or 2,844 in US dollars).

On November 11, 2017, we bought a used car for $3,054 from Harbin Jinfenglvyuan Biotechnology Co., Ltd, a related entity owned by Mr. Fu Liu.

In April 2017, we entered into an apartment rental agreement with Ms. Liu. Pursuant to the agreement, we rent an apartment from Ms. Liu with an annual rent of approximately $2,930. The agreement was renewed and the term was extended to April 30, 2020.

This rental agreement was renewed for another year on May 1, 2020 and will expire on April 30, 2021. The annual rent is approximately $2,828.

For purpose of business expansion, Heilongjiang Xungrui signed a new rental agreement with Ms. Liu on October 1, 2019 to meet the Company's operational needs. The rental term is from October 1, 2019 to September 30, 2021 with an annual rent around $23,293.85. According to our knowledge, the office space that has been rent is sufficient to meet our current operational needs.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm Morison Cogen LLP and previous auditor Wei, Wei  & Co., LLP, for the fiscal years ended June 30, 2020 and 2019, respectively, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2020	2019
Audit Fees	$50,000	$58,000
Audit-Related Fees	17,000	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$67,000	$58,000

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2020 and 2019 did not impair their independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-31 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016

10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.
10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.

10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.17	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1*	Subsidiaries of the Company.
23.1*	Wei Wei & Co. LLP S-8 Consent.
23.2*	Wei Wei & Co. LLP S-3 Consent.
23.3*	Morison Cogen LLP Consent.
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 28, 2020	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	Chief Executive Officer and Chair	September 28, 2020
Zhixin Liu

/s/ Jijin Zhang	Chief Financial Officer	September 28, 2020
Jijin Zhang	(principal accounting and financial officer)

/s/ Fu Liu	Director	September 28, 2020
Fu Liu

/s/ Tongjun Si	Independent Director	September 28, 2020
Tongjun Si

/s/ Chun Kwok Wong	Independent Director	September 28, 2020
Chun Kwok Wong

/s/ Ling Wang	Independent Director	September 28, 2020
Ling Wang

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

DATASEA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Datasea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Datasea Inc. and subsidiaries (the Company) as of June 30, 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has net losses, accumulated deficit and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2020.

Blue Bell, Pennsylvania

September 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Datasea, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Datasea, Inc. and subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statements of operation and comprehensive loss, change in stockholder’s equity, and cash flow for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of their operation and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

October 15, 2019

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

CURRENT ASSETS
Cash	$1,065,936	$6,072,637
Restricted cash	600,000	-
Accounts receivable	1,119	-
Inventory	105,210	73,294
Value-added tax prepayment	69,775	-
Prepaid expenses and other current assets	2,056,483	105,932

Total current assets	3,898,523	6,251,863

NONCURRENT ASSETS
Property and equipment, net	291,031	41,116
Intangible assets, net	20,694	55,811
Escrow	-	600,000
Prepaid expense	-	500,000
Right-of-use assets, net	702,952	-

Total noncurrent assets	1,014,677	1,196,927

TOTAL ASSETS	$4,913,200	$7,448,790

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$46,975	$13,088
Advances from customers	20,953	1,318,897
Accrued expenses and other payables	274,934	264,684
Loan payable to stockholder	-	86,733
Operating lease liabilities	346,629	-

Total current liabilities	689,491	1,683,402

NONCURRENT LIABILITIES
Operating lease liabilities	341,273	-

Total noncurrent liabilities	341,273	-

TOTAL LIABILITIES	1,030,764	1,683,402

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding at June 30, 2020 and June 30, 2019	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	170,207	189,906
Accumulated deficit	(7,413,381)	(5,550,128)

TOTAL STOCKHOLDERS' EQUITY	3,882,436	5,765,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,913,200	$7,448,790

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED
	June 30, 2020	June 30, 2019

Revenues	$1,414,780	$-
Cost of goods sold	146,380	-

Gross profit	1,268,400	-

Operating expenses
Selling	438,621	199,485
General and administrative	1,620,346	1,131,575
Research and development	1,114,486	168,248

Total operating expenses	3,173,453	1,499,308

Loss from operations	(1,905,053)	(1,499,308)

Non-operating income (expenses)
Other expenses	(2,497)	(1,732)
Interest income	49,455	75,859

Total non-operating income, net	46,958	74,127

Loss before income tax	(1,858,095)	(1,425,181)

Income tax	5,158	-

Net loss	(1,863,253)	(1,425,181)

Other comprehensive item
Foreign currency translation gain (loss)	(19,699)	19,111

Total comprehensive loss	$(1,882,952)	$(1,406,070)

Net loss per share
Basic and diluted	$(0.09)	$(0.07)

Weighted average shares outstanding
Basic and diluted	20,943,846	20,119,430

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income (loss)	Total
Balance at July 1, 2018	19,170,846	$19,171	$5,121,102	$(4,124,947)	$170,795	$1,186,121

Sale of common stock	105,500	106	307,340	-	-	307,446

Net proceeds from public offering	1,667,500	1,667	5,676,224	-	-	5,677,891

Net loss	-	-	-	(1,425,181)	-	(1,425,181)

Foreign currency translation gain	-	-	-	-	19,111	19,111

Balance at June 30, 2019	20,943,846	20,944	11,104,666	(5,550,128)	189,906	5,765,388

Net loss	-	-	-	(1,863,253)	-	(1,863,253)

Foreign currency translation loss	-	-	-	-	(19,699)	(19,699)

Balance at June 30, 2020	20,943,846	$20,944	$11,104,666	$(7,413,381)	$170,207	$3,882,436

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(1,863,253)	$(1,425,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	110,322	36,306
Inventory impairment	44,237	-
Operating lease expense	204,858	-
Changes in assets and liabilities:
Inventory	(78,644)	279
Accounts receivable	(1,129)	-
Value-added tax prepayment	(70,368)	-
Prepaid expenses and other current assets	(1,460,140)	(481,884)
Accounts payable	34,570	-
Advance from customers	(1,269,010)	1,323,792
Accrued expenses and other payables	24,766	122,640
Payment on operating lease liabilities	(249,561)	-

Net cash used in operating activities	(4,573,352)	(424,048)

Cash flows from investing activities:
Acquisition of property and equipment	(295,467)	(18,918)
Acquisition of intangible assets	(11,346)	(47,467)

Net cash used in investing activities	(306,813)	(66,385)

Cash flows from financing activities:
Proceeds (repayment) of loan payable - stockholder	(84,842)	60,867
Net proceeds from sale of common stock - public offering	-	4,840,889
Release from escrow account	-	400,000
Net proceeds from issuance of common stock	-	307,446

Net cash (used in) provided by financing activities	(84,842)	5,609,202

Effect of exchange rate changes on cash	(41,694)	(77,618)

Net (decrease) increase in cash and restricted cash	(5,006,701)	5,041,151

Cash and restricted cash, beginning of year	6,672,637	1,031,486

Cash and restricted cash, end of year	$1,665,936	$6,072,637

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$5,158	$-

Supplemental disclosures of non-cash investing and financing activities:
Proceeds from public offering held in escrow	$-	$600,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$872,804	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our” or similar terminology) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu (“Ms. Liu”), one of the owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu.

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

On May 1, 2018, the Company implemented a 1 for 3 reverse stock split decreasing the shares outstanding from 57,511,711 to 19,170,846. The consolidated financial statements at June 30, 2018 have been retroactively adjusted to reflect the reverse split.

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

On January 3, 2020, Shuhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with President of the Company, and a Director of the Company. Pursuant to the Transfer Agreements, the Director and the President, each agreed, for no consideration, to (i) transfer their 51% and 49% ownership interest, respectively, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shuhai Beijing; and (ii) transfer their 51% and 49% ownership interest, respectively, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shuhai Beijing. Guozhong Times and Guohao Century were established for developing technology for electronic products, intelligence equipment and accessories, and providing software and information system consulting, installation and maintenance services. Guozhong Times commenced operations in January 2020, whereas Guohao Century has not yet commenced operation as of this report date.

On January 7, 2020, Shuhai Beijing entered into another equity transfer agreement with the President, the same Director described above and an unrelated individual. Pursuant to this equity transfer agreement, the Director, the President and the unrelated each agreed to transfer their 51%, 16%, 33% ownership interests, respectively, in Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) to Shuhai Beijing for no consideration. Guozhong Haoze was formed to further develop and market the smart security system products. However, as of June 30, 2020, it has not commenced operations.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” Based on the epidemic prevention and control system embedded in the Company’s intelligent security platform, the Company was able to promptly organize the employees at home to develop and upgrade the body temperature measurement and administration backend of the epidemic prevention and control system, which could meet the needs of schools and public communities for epidemic prevention, and well addressed the problem of how to integrate the Company’s security platform and epidemic prevention system. Since April in 2020, the Company has resumed normal work, and the impact of COVID-19 outbreak on the Company’s marketing efforts from January to March of 2020 has been mitigated. There are some new Covid-19 cases discovered in a few provinces of China including Beijing as of today, however, the number of new cases are not significant due to PRC government’s strict control, and the Company does not believe the new cases would have a significant impact on the Company’s operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2020 and 2019, the Company had a net loss of $1.86 million and $1.43 million, respectively. The Company has an accumulated deficit of $7.41 million as of June 30, 2020 and negative cash inflow from operations of $4.57 million for the year ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

The Company modified its products and software to emphasize the products and services that could assist schools and communities in addressing the coronavirus outbreak, providing possible remedy and prevention for the future outbreak after school resumes and public community reverts to social activities by promoting Epidemic Prevention and Control Systems. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others, which are planned to be used altogether with operating turnover to support Company’s R&D, procurement, marketing and daily operation, while the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

On June 25, 2020, the Company’s S-3 registration filing was successfully approved by SEC. The Company may from time to time issue up to $100,000,000 aggregate dollar amount of common stock, debt securities, warrants or units of securities. The Company will describe the plan of distribution for any particular offering of these securities in the applicable prospectus supplement. There can be no assurance that the Company will be successful in any future fund raising.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial reporting. The accompanying consolidated financial statements include the financial statements of the Company and its 100% owned subsidiaries “Shuhai Skill (HK)”, and “Tianjin Information”, and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Xunrui and Guozhong Times. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Through the VIE agreements, the Company is deemed the primary beneficiary of Shuhai Beijing and its subsidiaries. Accordingly, the results of Shuhai Beijing and its subsidiaries have been included in the accompanying consolidated financial statements. Shuhai Beijing has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shuhai Beijing do not have recourse to the Company’s general credit.

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of June 30, 2020 and 2019 and for the years ended June 30, 2020 and 2019, respectively:

	June 30, 2020	June 30, 2019
Current assets	$895,321	$1,573,413
Non-current assets	924,537	96,927
Total assets	$1,819,858	$1,670,340

Current liabilities	$618,663	$6,232,836
Non-current liabilities	341,273	-
Total liabilities	$959,936	$6,232,836

	For the Year Ended June 30, 2020	For the Year Ended June 30, 2019

Revenues	$1,414,781	$-
Gross profit	$1,312,638	$-
Net loss	$(580,767)	$(1,432,372)

RECLASSIFICATION

Certain prior period accounts have been reclassified in conformity with current period’s presentation, including the reclassification of $500,000 intangible asset to non-current prepaid expense at June 30, 2019.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAPP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the consolidated financial statements.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2020 and 2019, the Company has no such contingencies.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

RESTRICTED CASH / ESCROW

Restricted cash represents cash held in an indemnification escrow account related to requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for a period of 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018, but in no event it shall be held in escrow for longer than 24 months.

INVENTORY

Inventory comprised principally of smart student identification cards related to the Company’s “Safe Campus” security products, as well as products associated therewith comprised of routers to be used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $44,237 and $0 allowances for slow-moving and obsolete inventory as of June 30, 2020 and 2019, respectively.

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

Furniture and fixtures	3-5 years
Office equipment	3-5 years
Vehicles	5 years
Lease improvement	3 years

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

Intangible assets include licenses, certificates, patents and other technology and are amortized over their useful life of three years.

FAIR VALUE (“FV”) OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of June 30, 2020 and 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. For the years ended June 30, 2020 and 2019, there was no impairment loss recognized on long-lived assets.

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

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The adoption did not impact its beginning accumulated deficit, or its prior year consolidated statement of operations and statement of cash flows.

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

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current), on the consolidated balance sheets. At June 30, 2020, the net ROU was $702,952, of which $10,171 was for the car lease from the Company’s president, and $692,781 was for the operating lease of the Company’s office and senior officers’ dormitory in Beijing. At June 30, 2020, total operating lease liabilities (includes current and noncurrent) was $687,902, which was for the operating lease of the Company’s office and senior officers’ dormitory in Beijing.

REVENUE RECOGNITION

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606), by using the modified retrospective method for contracts that were not completed as of July 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance, as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

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

The Company derives its revenues from products sales and professional service contracts with its customers, with revenues being recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the service price to the customer is fixed upon acceptance of the professional services contract. The Company will recognize revenue when professional service is rendered to the customer by the Company and collectability of payment is reasonably assured. These revenues will be recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of July 1, 2019, the Company had no unrecognized tax benefits and no charges during fiscal year 2020, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of June 30, 2020. The Company files U.S. income tax return. With few exceptions, the US income tax return filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when they are incurred. For the years ended June 30, 2019 and 2020, the Company incurred research and development expenses of $1,114,486 and $168,248, respectively.

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

Cash denominated in RMB with a U.S. dollar equivalent of $733,849 and $1,395,104 at June 30, 2020 and 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2020, the cash balance of approximately $315,735 was maintained at U.S. financial institutions, of which approximately $65,000 was not insured. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000). As of June 30, 2020, the cash balance of approximately $16,352 was maintained at financial institutions in Hong Kong.

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

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the consolidated financial statements were as follows

	June 30,	June 30,
	2020	2019
Period end USD: RMB exchange rate	7.0795	6.8668
Average USD: RMB exchange rate	7.0199	6.8263

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the years ended June 30, 2020 and 2019, the Company’s basic and diluted loss per share are the same due to the outstanding warrants being anti-dilutive as a result of the Company’s net loss.

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards.

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

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2020	June 30, 2019
Furniture and fixtures	$71,778	$83,437
Vehicle	2,825	2,913
Leasehold improvement	203,751	-
Office equipment	174,253	54,641
Subtotal	452,607	140,991
Less: accumulated depreciation	161,576	99,875
Total	$291,031	$41,116

Depreciation expense for the years ended June 30, 2020 and 2019 was $65,252 and $31,442 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2020	June 30, 2019
Software registration right	$36,705	$37,843
Patent	22,578	15,286
Value-added telecommunications business license	14,827	11,678
Subtotal	74,110	64,807
Less: Accumulated amortization	53,416	8,996
Total	$20,694	$55,811

Amortization expense for the years ended June 30, 2020 and 2019 were $45,070 and $4,864, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	June 30, 2019
Security deposit	$156,023	$46,933
Prepaid software development expenses	1,200,000	-
Other prepaid expenses and advances	47,182	34,181
Prepayment for inventory from Heqin	101,252	-
Other receivables	522,636	-
Others	29,390	24,818
Total	$2,056,483	$105,932

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work related to the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within twelve months and thereafter maintain the system for thirty-six months. The total amount to be paid under the agreement is $1,200,000. As of June 30, 2020, the Company paid SDT $1,000,000, of which, $400,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, and $600,000 was recorded as prepaid software development expenses. The progress of the development work was affected by Covid-19 and the estimated completion date was estimated to be December 2020.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for thirty-six months. The total payments to be made under the agreement is $1,200,000. As of June 30, 2020, the Company paid HW (HK) Limited $900,000, of which, $300,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, and $600,000 was recorded as prepaid software development expenses.

At June 30, 2019, the Company paid $500,000 to SDT, and was recorded as noncurrent prepaid expense.

On February 20, 2020, Guozhong Times entered an Operation Cooperation Agreement with an unrelated company, Heqin (Beijing) Technology Co, Ltd. (“Heqin”) for marketing and promoting the sale of Face Recognition Payment Processing equipment and related technical support, and other products of the Company including Epidemic Prevention and Control Systems. Heqin has a strong sales team who used to work shoulder by shoulder with fortune 500 companies and specializes in business marketing and sales channel establishment and expansion, especially in education industry and public area. They have had successful experience of organizing multiple business matchmaking meetings with customers, distributors and retailers.

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period up to July 30, 2020. During the period of March and April 2020, Guozhong Times provided the operating fund to Heqin, together with a credit line provided by Guozhong Times to Heqin for the period from May 2020 through August 2020, for a total borrowing amount of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of June 30, 2020, Guozhong Times had an outstanding receivable of RMB 3.68 million ($519,811) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company will charge 15% interest rate per annum if Heqin did not repay by the due date. As of this report date, Heqin did not repay these two loans. All the loans to Heqin are secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

On August 26, 2020, Heqin provided a repayment plan to the Company that the $519,811 loan would be fully settled by February 2021 with a monthly payment starting from October 2020 as follows:

October 2020: repay RMB 1,200,000 ($169,504)

November 2020: repay RMB 800,000 ($113,002)

December 2020: repay RMB 1,000,000 ($141,253)

January 2021: repay RMB 600,000 ($84,752)

February 2021: repay RMB 80,000 ($11,300)

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

In addition, at June 30, 2020, the Company prepaid $101,252 for goods purchased from Heqin.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payable consisted of the following:

	June 30, 2020	June 30, 2019
Deposit	$-	$30,525
Salary and other payables	274,934	234,159
Total	$274,934	$264,684

As of June 30, 2020, accrued expenses and other payables mainly consisted of salary payable of $84,588, and accrued labilities and other payables of $190,346. As of June 30, 2019, salary and other payables mainly consist of salary payable of $52,551 and other payables of $181,608.

NOTE 7 – ADVANCES FROM CUSTOMERS

On March 5, 2018 and June 28, 2018, the Company entered into separate agreements with two sales agents. Pursuant to the agreements, the Company authorized the agents to market the Company’s Safe Campus Management System. The term of the agreements is for five years and will expire on March 6, 2023 and July 1, 2023, respectively. In accordance with ASU 2016-08, Principal versus Agent Considerations (ASC 606), the Company determined that it was the principal in these two contracts and as such, the Company recorded the payments received from the two sales agents as advances in the amounts of RMB 9,056,604 ($1,318,897) as of June 20, 2019. The Company followed the five-step process under ASC 606 and recognized revenue of RMB 9,056,604 ($1,290,142 ) from these contracts in June 2020 as the sales agents had delivered all the products and services to third parties and both the Company and agents had fulfilled its obligations including the installation of the system, training and technical support required under the contracts in the year ended June 30, 2020.

As of March 31, 2020, Guozhong Times has received 33 purchase orders from development and construction companies from Anhui and Fujian province, China for customized hardware and software solutions to detect and control the novel coronavirus outbreak in public areas and an advance totaling $69,500. Datasea’s systems sold in these orders are utilized in public places, including campuses, shopping malls, scenic areas, residential areas and factory areas. During the quarter ended June 30, 2020, the Company received more orders of this product. Revenue was recognized for all these orders in which delivery and services required were completed in the year ended June 30, 2020.

As of June 30, 2020, the Company had advances from customers of $20,953. As of June 30, 2019, the Company had advances from customers of $1,318,897 related to the advances from the sales agents and was recognized as revenue in June 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s President, Zhixin Liu, paid certain operating expenses on behalf of the Company. As of June 30, 2020 and 2019, the amounts due to the President were $0 and $86,733, respectively. These amounts were interest-free, unsecured and due on demand.

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for a term of two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement entered on November 30, 2019 for the leasing period from December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded under right of use asset; at June 30, 2020, the net right of use asset for auto leasing was $10,170.

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for a term of one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement, and was recorded as prepaid expense since the lease term was not over one year, and hence not required to be accounted for as a right-of-use asset.

The Company recorded car lease expense to the Company’s President of $29,060 and $13,184 for the years ended June 30, 2020 and 2019.

In April 2019, the Company’s President entered into an apartment rental agreement with the Company. Pursuant to the agreement, the Company rents an apartment located in Harbin city as the Company’s branch office from the Company’s President with an annual rent of approximately $2,828. The term was from May 1, 2019 through April 30, 2020. The rent paid under this agreement was $2,374 and $2,930 for the years ended June 30, 2020 and 2019, respectively.

On April 22, 2019, the Company borrowed RMB 400,000 (or approximately $57,000) with no interest from the Company’s President to pay operating expenses. The loan was repaid on July 8, 2019.

NOTE 9 – COMMON STOCK AND WARRANTS

On August 22, 2018, the Company’s Board of Directors and majority stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”) for the Company to award up to a maximum of 4,000,000 shares of its Common Stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of its business. In June of 2020, the Company filed a Registration Statement on Form S-8 to register these shares issuable pursuant to the 2018 Plan adopted by the Board of Directors. No awards have been granted under the 2018 Plan as of the date of this report, but the Company’s Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to its officers and directors of the Company.

During September 2018, the Company sold 84,000 shares of Common Stock to third party investors at RMB 20 (approximately $2.94) per share and received proceeds of RMB 1,680,000 (approximately $244,666).

During November 2018, the Company sold 21,500 shares of Common Stock to third party investors at $2.92 per share and received proceeds of $62,780.

On December 21, 2018, the Company completed a registered, underwritten initial public offering and concurrent listing of the Company’s Common Stock on the NASDAQ Capital Market, which offering generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. The escrow fund is being held and disbursed by the escrow agent pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. The Company sold 1,667,500 shares of Common Stock (including shares issued pursuant to the underwriter’s over-allotment option) at an offering price of $4 per share.

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at an exercise price of $6 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the fair value method under ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 168%, risk-free interest rate of 2.64% and dividend yield of 0%. The FV of the warrants issued at grant date was $387,727, and was recorded as offering costs. Following is a summary of the activities of warrants for the years ended June 30, 2020 and 2019:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at July 1, 2018	-	$-	-
Warrants issued	101,500	6.00	5
Outstanding at June 30, 2019	101,500	6.00	4.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2020	101,500	$6.00	3.47
Exercisable at June 30, 2020	101,500	$6.00	3.47

The aggregate intrinsic value was $0 as of June 30, 2020 and 2019 and was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.30 and $2.10 for Company’s common stock on June 30, 2020 and 2019, respectively.

In June 2020, the Company filed a “shelf” registration statement on Form S-3 to from time to time issue and offer up to $100,000,000 aggregate dollar amount of common stock, debt securities, warrants or units of securities.

NOTE 10 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s US parent company was incorporated in the US and is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of June 30, 2020, the US entity had net operating loss (“NOL”) carry forwards for income tax purpose of $353,664. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, and Guozhong Times are subject to the regular 25% PRC income tax rate.

As of June 30, 2020, the Company has approximately $5.68 million of NOL related to its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2020 through 2024. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2020 and 2019.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2020 and 2019:

	Years Ended June 30,
	2020	2019
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.2)%	7.0%
Permanent difference	(0.3)%	-%
Effect of PRC tax holiday	(1.4)%	-%
Valuation allowance	23.2%	14.0%
Under accrual of prior year income tax of parent company	(0.3)%	-%
Effective tax rate	-%	-%

The provision for income tax expense (benefit) for the years ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Income tax expense – current	$5,158	$-
Income tax expense – deferred	2,610	(213,777)
Increase (decrease) in valuation allowance	(2,610)	213,777
Total income tax expense	$5,158	$-

The Company’s net deferred tax asset as of June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
Deferred tax asset
Net operating loss	$1,048,593	$1,199,872
R&D expense	115,500	-
Accrued expense of officers’ salary	13,984	-
Depreciation and amortization	8,219	-
Inventory impairment	10,966	-
Total	1,197,262	1,199,872
Less: valuation allowance	(1,197,262)	(1,199,872)
Net deferred tax asset	$-	$-

NOTE 11 – COMMIMENTS

Lease Agreement

On March 20, 2019, the Company entered into the one-year operating lease agreement for a senior management’s dormitory. Pursuant to the lease agreement, the lease expires on March 22, 2020 and has a monthly rent of RMB 5,200 (or approximately $735). The Company did not renew the lease upon lease expiration.

On July 30, 2019, the Company entered into an operating lease agreement for its office in Beijing. Pursuant to the lease agreement, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or approximately $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or approximately $96,000). The Company will receive a six-month rent abatement.

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing (described above). Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or approximately $29,000). The deposit was RMB202,352 (or approximately $29,000).

On August 28, 2019, the Company entered an operating lease agreement for senior officers’ dormitory in Beijing. The lease has a term of two years with expiration date on August 31, 2021, the monthly rent is RMB 14,500 ($2,045), payable every six months in advance.

The Company adopted ASC 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

Year Ended June 30, 2020
Operating lease expense	$192,891

The rental expense for the year ended June 30, 2019 was $61,864.

June 30, 2020
Right-of-use assets	$692,781
Lease liabilities	$346,629
Lease liabilities - noncurrent	$341,273

Weighted average remaining lease term	2.22 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of June 30, 2020:

Twelve months ending June 30,	Minimum Lease Payment
2021	$346,629
2022	296,870
2023	87,832
Total undiscounted cash flows	731,331
Less: imputed interest	(43,429)
Present value of lease liabilities	687,902

NOTE 12 – PARENT COMPANY FINANCIALS

The following schedules present the parent company’s balance sheets as of June 30, 2020 and 2019, the statements of operations, and the statement of cash flows for the years ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Cash	$315,735	$671,557
Long term investment in subsidiaries	2,970,453	4,500,480
Restricted cash / escrow	600,000	600,000
Total Assets	$3,886,188	$5,772,037

Accrued expenses and other payables	$3,752	$750
Total liabilities	3,752	750

Common stock	$20,944	$20,944
Additional paid-in capital	11,104,666	5,739,948
Accumulated other comprehensive income	170,207	-
Retained earnings (accumulated deficit)	(7,413,381)	10,395
Total Stockholders’ Equity	3,882,436	5,711,287

Total Liabilities and Stockholders’ Equity	$3,886,188	$5,772,037

	For the Years Ended June 30,
	2020	2019
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling expenses	-	-
General and administrative expenses	361,855	22,899
Total operating expenses	361,855	22,899

Other income (expenses):
Equity loss in subsidiaries	(1,504,430)	-
Other expense	(805)	(520)
Interest income	8,995	47,182
Total other (expenses) income	(1,496,240)	46,662

Income tax	5,158	-
Net income (loss)	$(1,863,253)	$23,764

	For the Years Ended
	June 30,
	2020	2019

CASH FLOW FROM OPERATIONG ACTIVITIES:
Net income (loss)	$(1,863,253)	$23,764
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment loss from subsidiaries	1,504,430	-

Changes in assets and liabilities:
Accrued expenses and other payables	3,001	-

Net cash provided by (used in) operating activities	(355,822)	23,764

Cash flows from investing activities:
Investment into subsidiary	-	(4,500,480)

Net cash used in investing activities	-	(4,500,480)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	5,748,273
Increase in escrow	-	(600,000)

Net cash provided by financing activities	-	5,148,273

Net (decrease) increase in cash and restricted cash	(355,822)	671,557

Cash and restricted cash, beginning of period	1,271,557	-

Cash and restricted cash, end of period	$915,735	$671,557

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Investment in subsidiaries in the parent company’s balance sheet at June 30, 2020 is stated at cost plus equity in undistributed earnings of subsidiaries and VIE. The parent company’s share of net income and net loss of its subsidiaries and VIE is included in the statement of operations of the parent company for the year ended June 30, 2020 using the equity method.

As of June 30, 2020, the parent company has no purchase commitment, capital commitment and operating lease commitment.

The ability of the parent company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. As a significant portion of the Company’s operations and revenues are conducted and generated in the PRC, a significant portion of the revenues being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in the PRC and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

NOTE 13 – SUBSEQUENT EVENTS

On August 17, 2020, Beijing Shuhai formed a new wholly-owned subsidiary Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd (“Jingwei”), for expanding the security oriented systems developing, consulting and marketing business overseas.

In August 2020, the Company entered into a lease agreement for an office unit in Shenzhen City, China for a term of three years from August 8, 2020 through August 7, 2023, with a monthly rent of RMB 209,911 ($29,651) for the first year. The rent will increase by 3% each year starting from the second year.

On August 26, 2020, Tianjin Information entered into a lease agreement for the office in Hangzhou City, China for a lease term from September 11, 2020 to October 5, 2022. The first year rent is RMB 1,383,970 ($19,813). The second year rent is RMB 1,425,909 ($202,777). The security deposit is RMB 115,311. The total rent for the lease period is to be paid in four installments.

On July 2, 2020, the Company received a notification from the Nasdaq Listing Qualifications staff (the “Staff’) stating that since the Company has not held an annual meeting of shareholders within 12 months of the end of its fiscal year end, it no longer complied with Nasdaq continued listing rules 5620(a) and 5810(c)(2)(G). As such, the Company is afforded 45 calendar days to submit a plan to regain compliance with the foregoing requirement and, if the Staff accepts the plan, the Company will be granted an exception of up to 180 calendar days from the fiscal year end, or until December 28, 2020, to regain compliance. The Company was added to a list of all non-compliant companies, which is posted on our websit at listingcenter.nasdaq.com. Subsequently, the Company submitted a plan of compliance which was approved by the Staff. The Company is in the process of preparing for its Annual Meeting of Shareholders in 2020.