Form 10-Q
period 2020-09-30
DATASEA INC.
filed 2020-11-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, 20,943,846 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$720,036	$1,065,936
Restricted cash	-	600,000
Accounts receivable	6,303	1,119
Inventory	125,890	105,210
Value-added tax prepayment	108,282	69,775
Prepaid expenses and other current assets	1,927,422	2,056,483

Total current assets	2,887,933	3,898,523

NONCURRENT ASSETS
Property and equipment, net	310,284	291,031
Intangible assets, net	273,404	20,694
Right-of-use assets, net	1,866,166	702,952

Total noncurrent assets	2,449,854	1,014,677

TOTAL ASSETS	$5,337,787	$4,913,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$62,011	$46,975
Advances from customers	18,766	20,953
Accrued expenses and other payables	420,544	274,934
Operating lease liabilities	801,717	346,629

Total current liabilities	1,303,038	689,491

NONCURRENT LIABILITIES
Operating lease liabilities	960,657	341,273

Total noncurrent liabilities	960,657	341,273

TOTAL LIABILITIES	2,263,695	1,030,764

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 20,943,846 shares issued and outstanding	20,944	20,944
Additional paid-in capital	11,104,666	11,104,666
Accumulated comprehensive income	228,686	170,207
Accumulated deficit	(8,280,204)	(7,413,381)

TOTAL STOCKHOLDERS’ EQUITY	3,074,092	3,882,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,337,787	$4,913,200

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)	(Unaudited)

Revenues	$9,055	$-
Cost of goods sold	16,899	-

Gross loss	(7,844)	-

Operating expenses
Selling	54,065	51,175
General and administrative	619,436	307,259
Research and development	194,726	251,207

Total operating expenses	868,227	609,641

Loss from operations	(876,071)	(609,641)

Non-operating income (expenses)
Other income (expenses)	7,652	(9,504)
Interest income	1,596	22,160

Total non-operating income, net	9,248	12,656

Loss before income tax	(866,823)	(596,985)

Income tax	-	-

Net loss	(866,823)	(596,985)

Other comprehensive item
Foreign currency translation gain	58,479	6,613

Total comprehensive loss	$(808,344)	$(590,372)

Net loss per share
Basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding
Basic and diluted	20,943,846	20,934,846

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit	income	Total
Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$(7,413,381)	$170,207	$3,882,436

Net loss	-	-	-	(866,823)	-	(866,823)

Foreign currency translation gain	-	-	-	-	58,479	58,479

Balance at September 30, 2020	20,943,846	$20,944	$11,104,666	$(8,280,204)	$228,686	$3,074,092

Balance at July 1, 2019	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388

Net loss	-	-	-	(596,985)	-	(596,985)

Foreign currency translation gain	-	-	-	-	6,613	6,613

Balance at September 30, 2019 (Restated)	20,943,846	$20,944	$11,104,666	$(6,147,113)	$196,519	$5,175,016

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(866,823)	$(596,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,660	6,969
Operating lease expense	150,475	-
Changes in assets and liabilities:
Inventory	(16,254)	-
Accounts receivable	(5,057)	-
Value-added tax prepayment	(35,177)	-
Prepaid expenses and other current assets	(84,868)	(1,578,367)
Right-of-use assets	-	(1,219,937)
Accounts payable	12,969	-
Accrued expenses and other payables	128,479	(176,000)
Payment on operating lease liabilities	(235,933)	1,219,937

Net cash used in operating activities	(909,530)	(2,344,383)

Cash flows from investing activities:
Acquisition of property and equipment	(43,838)	(1,408)
Acquisition of intangible assets	(8,301)	(288,575)

Net cash used in investing activities	(52,139)	(289,983)

Cash flows from financing activities:
Repayment of loan payable - stockholder	-	(84,855)

Net cash used in financing activities	-	(84,855)

Effect of exchange rate changes on cash	15,769	(35,261)

Net decrease in cash and restricted cash	(945,900)	(2,754,482)

Cash and restricted cash, beginning of period	1,665,936	6,672,637

Cash and restricted cash, end of period	$720,036	$3,918,155

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,259,068	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND JUNE 30, 2020 (AUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our” or similar terminology) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu (“Ms. Liu”), an owner of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together own 100% of the ownership in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for the issuance of 6,666,667 shares of Common Stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company; and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 82% of the outstanding shares of Common Stock. As of October 29, 2015, there were 18,333,333 shares of Common Stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

On May 1, 2018, the Company implemented a 1 for 3 reverse stock split decreasing the shares outstanding from 57,511,711 to 19,170,846. The consolidated financial statement (“CFS”) at June 30, 2018 were retroactively adjusted to reflect the reverse split.

After the Share Exchange, the Company, through its consolidated subsidiaries and VIE provide smart security solutions primarily to schools, tourist or scenic attractions and public communities in China.

On October 16, 2019, Shuhai Beijing incorporated a wholly owned subsidiary, Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), which develops and markets the Company’s smart security system products.

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

In January 2020, as described below, to establish new subsidiaries to further expand its business and operation, the Company acquired ownership in three entities for no consideration from the Company’s management which set up such entities on the Company’s behalf.

On January 3, 2020, Shuhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with the President, and a Director of the Company. Pursuant to the Transfer Agreements, the Director and the President, each agreed, for no consideration, to (i) transfer their 51% and 49% ownership interest, respectively, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shuhai Beijing; and (ii) transfer their 51% and 49% ownership interest, respectively, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shuhai Beijing. Guozhong Times and Guohao Century were established for developing technology for electronic products, intelligence equipment and accessories, and providing software and information system consulting, installation and maintenance services. Guozhong Times commenced operations in January 2020, whereas Guohao Century has not yet commenced operation as of this report date.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” Based on the epidemic prevention and control system embedded in the Company’s intelligent security platform, the Company was able to promptly organize the employees at home to develop and upgrade the body temperature measurement and administration backend of the epidemic prevention and control system, which could meet the needs of schools and public communities for epidemic prevention, and well addressed the problem of how to integrate the Company’s security platform and epidemic prevention system. Since April in 2020, the Company has resumed normal work, and the impact of COVID-19 outbreak on the Company’s marketing efforts from January to March of 2020 has been mitigated. Since April 2020, there are some new Covid-19 cases discovered in a few provinces of China including Beijing as of today, however, the number of new cases are not significant due to PRC government’s strict control, and the Company does not believe the new cases would have a significant impact on the Company’s operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2020 and 2019, the Company had a net loss of $0.87 million and $0.60 million, respectively. The Company has an accumulated deficit of $8.28 million as of September 30, 2020 and negative cash flow from operations of $0.91 million for the three months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

The Company modified its products and software to emphasize the products and services that could assist schools and communities in addressing the coronavirus outbreak to provide remedy and prevention for the possible future outbreak after school resumes and public community reverts to social activities by promoting Epidemic Prevention and Control Systems. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others, which are planned to be used altogether with operating turnover to support Company’s R&D, procurement, marketing and daily operation, while the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

On June 25, 2020, the Company’s S-3 registration filing was approved by SEC. The Company may from time to time issue up to $100,000,000 of common stock, debt securities, warrants or units of securities. The Company will describe the plan of distribution for any particular offering of these securities in the applicable prospectus supplement. There can be no assurance that the Company will be successful in any future fund raising.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial reporting. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries “Shuhai Skill (HK)”, and “Tianjin Information”, and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Xunrui, Guozhong Times and Jingwei. All significant inter-company transactions and balances were eliminated in consolidation.

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its CFS, the financial statements of Shuhai Beijing, its VIE. ASC 810 requires a VIE to be consolidated if the Company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. A VIE is an entity in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity.

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

Through the VIE agreements, the Company is deemed the primary beneficiary of Shuhai Beijing and its subsidiaries. Accordingly, the results of Shuhai Beijing and its subsidiaries were included in the accompanying CFS. Shuhai Beijing has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shuhai Beijing do not have recourse to the Company’s general credit.

VIE Agreements

Operation and Intellectual Property Service Agreement – This agreement was entered on October 20, 2015 and allows Tianjin Information to manage and operate Shuhai Beijing and collect 100% of its net profits. Under the terms of the Operation and Intellectual Property Service Agreement, Shuhai Beijing entrusts Tianjin Information to manage its operations, manage and control its assets and financial matters, and provide intellectual property services, purchasing management services, marketing management services and inventory management services to Shuhai Beijing. Shuhai Beijing and its shareholders shall not make any decisions nor direct the activities of Shuhai Beijing without Tianjin Information’s consent.

Shareholders’ Voting Rights Entrustment Agreement – Tianjin Information entered into a shareholders’ voting rights entrustment agreement (the “Entrustment Agreement”) on October 27, 2015, under which Zhixin Liu and Fu Liu (collectively the “Shuhai Beijing Shareholders”) vested their voting power in Shuhai Beijing to Tianjin Information or its designee(s). The Entrustment Agreement does not have an expiration date.

Equity Option Agreement – the Shuhai Beijing Shareholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”) on October 27, 2015, pursuant to which the Shuhai Beijing Shareholders granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Shareholders’ equity interests in Shuhai Beijing for an option price of RMB 0.001 for each capital contribution of RMB1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing shareholders agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the option Agreement. Tianjin Information agreed to pay RMB1.00 annually to Shuhai Beijing Shareholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon written notice. The Option Agreement is valid for 10 years from the effective date and renewable at Tianjin Information’s option.

Equity Pledge Agreement – Tianjin Information and the Shuhai Beijing Shareholders entered into an equity pledge agreement on October 27, 2015 (the “Equity Pledge Agreement”). The Equity Pledge Agreement serves to guarantee the performance by Shuhai Beijing of its obligations under the Operation and Intellectual Property Service Agreement and the Option Agreement. Pursuant to the Equity Pledge Agreement, Shuhai Beijing Shareholders agreed to pledge all of their equity interests in Shuhai Beijing to Tianjin Information. Tianjin Information has the right to collect any and all dividends paid on the pledged equity interests during the pledge period. Pursuant to the terms of the Equity Pledge Agreement, the Shuhai Beijing Shareholders agreed to certain restrictive covenants to safeguard the rights of Tianjin Information. Upon an event of default or certain other agreed events under the Operation and Intellectual Property Service Agreement, the Option Agreement and the Equity Pledge Agreement, Tianjin Information may exercise the right to enforce the pledge.

There are no restrictions on assets of the VIE for payment of dividends to shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of September 30, 2020 and June 30, 2020 and for the three months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	June 30, 2020
Current assets	$808,873	$895,321
Non-current assets	856,410	924,537
Total assets	$1,665,283	$1,819,858

Current liabilities	$725,779	$618,663
Non-current liabilities	288,089	341,273
Total liabilities	$1,013,868	$959,936

	For the Three months Ended September 30, 2020	For the Three months Ended September 30, 2019

Revenues	$8,735	$-
Gross profit	$4,613	$-
Net loss	$(531,315)	$(347,824)

USE OF ESTIMATES

The preparation of CFS in conformity with US GAPP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the consolidated financial statements.

CONTINGENCIES

Certain conditions may exist as of the date the CFS are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s CFS.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2020 and June 30, 2020, the Company has no such contingencies.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

RESTRICTED CASH / ESCROW

Restricted cash is cash held in an indemnification escrow account under requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018, but in no event it shall be held in escrow for longer than 24 months. The restricted cash was released during the three months ended September 30, 2020.

INVENTORY

Inventory comprised principally of smart student identification cards related to the Company’s “Safe Campus” security products, as well as products associated therewith comprised of routers to be used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $44,237 and $44,237 allowances for slow-moving and obsolete inventory as of September 30, 2020 and June 30, 2020, respectively.

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

FAIR VALUE MEASUREMENTS AND DISCLOSURES

FASB ASC Topic 820, “Fair Value Measurements,” defines FV, and establishes a three-level valuation hierarchy for disclosures that enhances disclosure requirements for FV measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include other than those in level 1 quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

The carrying value of the Company’s short-term financial instruments, such as accounts payable, approximate their FV due to their short maturities.

As of September 30, 2020 and June 30, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the years ended June 30, 2020 and 2019, there was no impairment loss recognized on long-lived assets.

LEASES

On July 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after July 1, 2019 are presented under FASB ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under FASB ASC Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off its balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

The adoption did not impact its beginning accumulated deficit, or its prior year consolidated statement of operations and statement of cash flows.

Under FASB ASC Topic 842, the Company determines if an arrangement is a lease at inception. Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current), on the consolidated balance sheets. At September 30, 2020, the net ROU was $1,866,166, of which $5,286 was for the car lease from the Company’s president, and $1,860,880 was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. At September 30, 2020, total operating lease liabilities (includes current and noncurrent) was $1,762,374, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

REVENUE RECOGNITION

On July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606), by using the modified retrospective method for contracts that were not completed as of July 1, 2018.  This did not result in an adjustment to accumulated deficit upon adoption of this new guidance, as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time, based on when control of goods and services transfers to a customer.

FASB ASC 606 requires to use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the FASB ASC 606 under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of July 1, 2020, the Company had no unrecognized tax benefits and no charges during the three months ended September 30, 2020, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax position as of September 30, 2020. The Company files U.S. income tax return. With few exceptions, the US income tax return filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when incurred.

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

Cash denominated in RMB with a U.S. dollar equivalent of $43,623 and $733,849 at September 30, 2020 and June 30, 2020, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2020, cash of $260,053 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000). As of September 30, 2020, the cash balance of $416,361 was maintained at financial institutions in Hong Kong.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollars(“USD”) The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows

	September 30,	September 30,	June 30,
	2020	2019	2020
Period end USD: RMB exchange rate	6.8101	7.1484	7.0795
Average USD: RMB exchange rate	6.9205	7.0188	7.0199

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three months ended September 30, 2020 and 2019, the Company’s basic and diluted loss per share are the same due to the outstanding warrants being anti-dilutive as a result of the Company’s net loss.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the FV hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard did not have a material impact on the Company’s CFS or disclosures.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in FASB ASC Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date FV of the share-based payment award in accordance with FASB ASC Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company’s CFS or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this update on its CFS.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2020	June 30, 2020
Furniture and fixtures	$86,838	$71,778
Vehicle	2,937	2,825
Leasehold improvement	215,112	203,751
Office equipment	210,174	174,253
Subtotal	515,061	452,607
Less: accumulated depreciation	204,777	161,576
Total	$310,284	$291,031

Depreciation for the three months ended September 30, 2020 and 2019 was $36,221 and $5,217, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2020	June 30, 2020
Software registration right	$38,158	$36,705
Patent	31,906	22,578
Software development (see Note 5)	250,000	-
Value-added telecommunications business license	15,414	14,827
Subtotal	335,478	74,110
Less: Accumulated amortization	62,074	53,416
Total	$273,404	$20,694

Amortization for the three months ended September 30, 2020 and 2019 were $6,440 and $1,753, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	June 30, 2020
Security deposit	$247,847	$156,023
Prepaid software development expenses	900,000	1,200,000
Other prepaid expenses and advances	25,857	47,182
Prepayment for inventory from Heqin	105,258	101,252
Other receivables - Heqin	540,374	522,636
Others	108,086	29,390
Total	$1,927,422	$2,056,483

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work for the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within 12 months and thereafter maintain the system for 36 months. The total amount to be paid under the agreement is $1,200,000. As of September 30, 2020, the Company paid SDT $1,000,000, of which, $400,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, $150,000 cost incurred after the technological feasibility was established and a working model was produced was recorded as intangible asset – software development (Note 4), and $450,000 was recorded as prepaid software development expenses. The progress of the development work was affected by Covid-19 and the estimated completion date was December 2020.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for 36 months. The total payments to be made under the agreement is $1,200,000. As of September 30, 2020, the Company paid HW (HK) Limited $900,000, of which, $350,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, which included a working model; $100,000 costed incurred after the technological feasibility was recorded as intangible asset – software development (Note 4), and $450,000 was recorded as prepaid software development expenses.

On February 20, 2020, Guozhong Times entered an Operation Cooperation Agreement with an unrelated company, Heqin (Beijing) Technology Co, Ltd. (“Heqin”) for marketing and promoting the sale of Face Recognition Payment Processing equipment and related technical support, and other products of the Company including Epidemic Prevention and Control Systems. Heqin has a strong sales team which used to work shoulder by shoulder with Fortune 500 companies and specializes in business marketing and sales channel establishment and expansion, especially in education industry and public area. It has had successful experience of organizing multiple business matchmaking meetings with customers, distributors and retailers.

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During the March and April 2020, Guozhong Times provided the operating fund to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of September 30, 2020, Guozhong Times had an outstanding receivable of RMB 3.68 million ($540,374) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company will charge 15% interest if Heqin did not repay by the due date. As of this report date, Heqin did not repay these two loans. All the loans to Heqin are secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

On August 26, 2020, Heqin provided a repayment plan to the Company that the loan would be settled by February 2021 with a monthly payment starting from October 2020 as follows:

October 2020: repay RMB 1,200,000 ($169,504)

November 2020: repay RMB 800,000 ($113,002)

December 2020: repay RMB 1,000,000 ($141,253)

January 2021: repay RMB 600,000 ($84,752)

February 2021: repay RMB 80,000 ($11,300)

As of this report date, Heqin did not make any repayment. No profits will be allocated and distributed before the full repayment of the borrowing. After Heqin pays in full the borrowing amount, Guozhong Times and Heqin will distribute from the profits of sale of Face Recognition Payment Processing equipment and related technical support at 30% and 70% of the net income, respectively. The profit allocation for the sale of other products of the Company are to be negotiated. Heqin will receive certain stock reward when it reaches the preset sales target under the performance compensation mechanism.

In addition, at September 30, 2020, the Company prepaid $105,258 for goods to be purchased from Heqin. At June 30, 2020, the Company prepaid $101,252 for goods to be purchased from Heqin.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2020	June 30, 2020
Deferred revenue	$44,052	$-
Other payables	68,160	190,346
Salary payables	308,332	84,588
Total	$420,544	$274,934

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement on November 30, 2019 from December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded under right of use asset; at September 30, 2020, the net right of use asset for auto leasing was $5,286.

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement, and was recorded as prepaid expense since the lease term was not over one year, and not required to be accounted for as a right-of-use asset. This rental agreement was canceled and the unused rents of RMB 120,000 ($17,620) was returned to the Company during the three months ended September 30, 2020.

The Company recorded car lease expense to the Company’s President of $5,202 and $2,137 for the three months ended September 30, 2020 and 2019.

In April 2020, the Company’s President entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. The rent expense for this agreement was $2,709 and $712 for the three months ended September 30, 2020 and 2019, respectively.

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021.

NOTE 8 – COMMON STOCK AND WARRANTS

On December 21, 2018, the Company completed a registered, underwritten initial public offering and concurrent listing of the Company’s Common Stock on the NASDAQ Capital Market, which generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, The Company sold 1,667,500 shares of Common Stock (including shares issued pursuant to the underwriter’s over-allotment option) at $4 per share.

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at $6 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 168%, risk-free interest rate of 2.64% and dividend yield of 0%. The FV of the warrants issued at grant date was $387,727, and was recorded as offering costs. Following is a summary of the activities of warrants for the three months ended September 30, 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at July 1, 2020	101,500	$6.00	3.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2020	101,500	$6.00	3.22
Exercisable at September 30, 2020	101,500	$6.00	3.22

NOTE 9 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s US parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of September 30, 2020, the US entity had net operating loss (“NOL”) carry forwards for income tax purposes of $459,346. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, and Guozhong Times are subject to the regular 25% PRC income tax rate.

As of September 30, 2020, the Company has approximately $5.84 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2020 through 2024. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2020 and June 30, 2020.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2020 and 2019:

	2020	2019
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.0)%	(4.0)%
Permanent difference	%	-%
Effect of PRC tax holiday	4.9%	(10.0%
Valuation allowance	19.1%	15.0%
Effective tax rate	-%	-%

NOTE 10 – COMMIMENTS

Leases

On March 20, 2019, the Company entered into the one-year operating lease for senior management’s dormitory. The lease expired on March 22, 2020 and had a monthly rent of RMB 5,200 (or approximately $735). The Company did not renew the lease upon lease expiration.

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or approximately $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or approximately $96,000). The Company will receive a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the right of use asset which is being amortized over the term of the lease.

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing (described above). Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or approximately $29,000). The deposit was RMB202,352 (or approximately $29,000).

On August 28, 2019, the Company entered an operating lease for senior officers’ dormitory in Beijing. The lease has a term of two years with expiration on August 31, 2021, the monthly rent is RMB 14,500 ($2,045), payable every six months in advance.

In August 2020, the Company entered into a lease for an office in Shenzhen City, China for three years from August 8, 2020 through August 7, 2023, with a monthly rent of RMB 209,911 ($29,651) for the first year. The rent will increase by 3% each year starting from the second year.

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year rent is RMB 1,383,970 ($19,813). The second year rent is RMB 1,425,909 ($202,777). The security deposit is RMB 115,311. The total rent for the lease period is to be paid in four installments.

The Company adopted FASB ASC 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three months Ended September 30, 2020	Three months Ended September 30, 2019
Operating lease expense	$150,475	$32,306

September 30, 2020
Right-of-use assets (including $5,286 auto lease from the Company’s president)	$1,866,166
Lease liabilities - current	$801,717
Lease liabilities - noncurrent	$960,657

Weighted average remaining lease term	2.41 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of September 30, 2020:

12 Months Ending September 30,	Minimum Lease Payment
2021	$801,717
2022	765,052
2023	320,467
Total undiscounted cash flows	1,887,236
Less: imputed interest	(124,862)
Present value of lease liabilities	$1,762,374

NOTE 11 – SUBSEQUENT EVENT

On October 22, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton is obligated to purchase up to $2 million of the Company’s common stock from time to time through December 31, 2020. Each time the Company wishes to issue and sell common stock to Triton under the Purchase Agreement, the Company is required to provide Triton with a purchase notice, which Purchase Notice sets forth the total number of shares of common stock the Company elects to sell to Triton (the “Purchased Shares”). The total purchase price to be paid by Triton at each closing will be determined by multiplying the number of Purchased Shares to be sold by the Company in the Purchase Notice by the purchase price per share, which will be 90% of the lowest closing price of the Company’s common stock during the five business days prior to closing; provided, however, in no event will Triton be obligated to purchase common stock for an aggregate offering price greater than $2 million, and subject to a valuation cap for the Company of $80 million. The Company is precluded from submitting a purchase notice to Triton if the closing price is less than $1.65 per share as reported on the Nasdaq Stock Market.

The total number of the shares to be purchased under the Agreement shall not exceed 523,596, or 2.5% of the Company’s outstanding shares of common stock on the Agreement’s execution date, subject to the 9.9% beneficial ownership limitation of the Company’s shares of common stock outstanding by Triton. Closing for sales of common stock will occur no later than three business days following the date on which the Purchased Shares are received by Triton’s custodian. In addition, the Company agreed to (i) at the time of the purchase agreement execution remit $10,000 to Triton, and (ii) at the initial closing pay $5,000 to Triton, to reimburse Triton’s expenses related to the transaction.

Effective as of November 10, 2020, the Company has exercised its right to terminate the Agreement for any reason.

The Company evaluated all events that occurred subsequent to September 30, 2020 through the date that the CFS were issued, and no other subsequent event was identified.

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

Overview

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed our name to Datasea Inc. on May 27, 2015 by amending our articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock of the Company to Zhixin Liu, an owners of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of common stock of the Company to Ms. Liu.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together owned 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for the issuance of 6,666,667 shares of common stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a limited liability company incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a limited liability company incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a limited liability company incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 82% of the Company’s outstanding shares of common stock. As of October 29, 2015, there were 18,333,333 shares of common stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu. After the Share Exchange, the Company, through its consolidated subsidiaries and VIE, is engaged in providing Internet security products and equipment, new media advertising, micro-marketing, and data analysis services in the PRCs.

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

On December 21, 2018, the Company completed a registered, underwritten initial public offering and concurrent listing of the Company’s common stock on the NASDAQ Capital Market, which generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account. $400,000 of the escrow fund was disbursed to the Company in February 2019 when the underwriter confirmed receipt of a written legal opinion from PRC legal counsel in connection with such offering. $600,000 of the escrow fund was release from the escrow in September 2020 pursuant to the terms and conditions of a certain Indemnification Escrow Agreement between the Company and the underwriter of the offering. The Company sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at $4 per share. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

On October 22, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Triton Funds LP (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton is obligated to purchase up to $2 million of the Company’s common stock from time to time through December 31, 2020. Each time the Company wishes to issue and sell common stock to Triton under the Purchase Agreement, the Company is required to provide Triton with a purchase notice, which Purchase Notice sets forth the total number of shares of common stock the Company elects to sell to Triton (the “Purchased Shares”). The total purchase price to be paid by Triton at each closing will be determined by multiplying the number of Purchased Shares to be sold by the Company in the Purchase Notice by the purchase price per share, which will be 90% of the lowest closing price of the Company’s common stock during the five business days prior to closing; provided, however, in no event will Triton be obligated to purchase common stock for an aggregate offering price greater than $2 million, and subject to a valuation cap for the Company of $80 million. The Company is precluded from submitting a purchase notice to Triton if the closing price is less than $1.65 per share as reported on the Nasdaq Stock Market.

The total number of the shares to be purchased under the Agreement shall not exceed 523,596, or 2.5% of the Company’s outstanding shares of common stock on the Agreement’s execution date, subject to the 9.9% beneficial ownership limitation of the Company’s shares of common stock outstanding by Triton. Closing for sales of common stock will occur no later than three business days following the date on which the Purchased Shares are received by Triton’s custodian. In addition, the Company agreed to (i) at the time of the purchase agreement execution remit $10,000 to Triton, and (ii) at the initial closing pay $5,000 to Triton, to reimburse Triton’s expenses related to the transaction.

Effective as of November 10, 2020, the Company has exercised its right to terminate the Agreement for any reason.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the three months ended September 30, 2020 and 2019, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2020	% of Sales	2019	% of Sales
Sale	$9,055		$-
Cost of goods sold	16,899	187%	-	-%
Gross profit (loss)	(7,844)	(87)%		-%
Selling expenses	54,065	597%	51,175	-%
Research and development	194,726	2,150%	251,207	-%
General and administrative expenses	619,436	6,841%	307,259	-%
Operating expenses	868,227	9,588%	609,641	-%
Loss from operations	(876,071)	(9,675)%	(609,641)	-%
Non-operating income, net	9,248	102%	12,656	-%
Loss before income taxes	(866,823)	(9,573)%	(596,985)	-%
Income tax expense	-	-%	-	-%
Net loss	$(866,823)	(9,573)%	(596,985)	-%

Revenue

We had revenues of $9,055 and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase was mainly due to the sales of face recognition terminals and related devices to schools and residential communities in China.

Cost of Goods Sold

We recorded $16,899 and $0 of cost of goods sold for the three months ended September 30, 2020 and 2019, respectively.

Gross Profit (Loss)

The gross loss for the three months ended September 30, 2020 and 2019 was $7,844 and $0, respectively. The gross loss was mainly due to the cost of installation of sample devices for customers to try out.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $54,065 and $51,175 for the three months ended September 30, 2020 and 2019, respectively; an increase of $2,890 or 6%.The increase was mainly due to increased travel expenses by salespersons.

As we are currently focusing our effort in the research and development (“R&D”) of our products and software to assist schools and communities in addressing the coronavirus outbreak, providing possible remedy and prevention for the future outbreak, and expanding the artificial intelligence application and products, we incurred R&D expenses of $194,726 and $251,207 during the three months ended September 30, 2020 and 2019, respectively, mainly from the development of the Tour Site Security system, and the Facial Recognition and Eye Protection system. Total costs of these two systems are $2.4 million, out of which $1.9 million was paid as of September 30, 2020. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $312,177, or 102% from $307,259 during the three months ended September 30, 2019 to $619,436 during the comparable period in 2020. The increases were attributed to increases in rental expense by $126,150, increased office improvement expense by $14,140, increased salary expense by $40,400, and increased professional fees by $30,240, and increased other G&A expenses by $101,240.

Non-operating Income, net

Non-operating income was $9,248 and $12,656 for the three months ended September 30, 2020 and 2019. For the three months ended September 30, 2020, we had interest income $1,596 and other income $7,652. For the three months ended September 30, 2019, we had interest income $22,160 and other expense $9,504.

Net Loss

We generated net losses of $866,823 and $596,985 for the three months ended September 30, 2020 and 2019, respectively, mainly due to increased G&A expense as describe above.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of our common stock and shareholder loans. Our management recognizes we must generate sales and additional cash resources in order for our Company to continue our operations. Based on increased demand for security services in China, our management believes in the potential for growth in our business.

We expect to generate revenue through expanding our current Safe Campus business, promoting Epidemic related systems, scenic area and public community security products, and other artificial intelligence application and products such as face recognition products, and through continuous product innovation and development as well as various types of value-added services. If revenues are not generated or do not reach the level anticipated in our plan, in order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us. We will also generate cash flow through cash income and governmental subsidies to support future operations.

As of September 30, 2020, we had a working capital of $1,584,895 or a current ratio of 2.22:1. Our current assets were $2,887,933. As of June 30, 2020, we had a working capital of $2,609,032 excluding the restricted cash of $600,000 (or a current ratio of 4.78:1). Our current assets on June 30, 2020 were $3,298,523 excluding the restricted cash of $600,000.

We expect the Company will continue to support its operations and investment plans through its financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2020 and 2019, respectively.

	2020	2019
Net cash used in operating activities	$(909,530)	$(2,344,383)
Net cash used in investing activities	$(52,139)	$(289,983)
Net cash used in financing activities	$-	$(84,855)

Cash Flow from Operating Activities

Net cash used in operating activities was $909,530 during the three months ended September 30, 2020, compared to net cash used in operating activities of $2,344,383 during the three months ended September 30, 2019, a decrease of cash outflow by $1,434,853. The decrease in cash outflow was mainly due to decreased cash outflow for prepaid expenses including prepayment for developing the Tour Site Security system and the Facial Recognition and Eye Protection system by $1.49 million.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $52,139 for the three months ended September 30, 2020, which primarily was for cash paid for the acquisition of office furniture and equipment and leasehold improvements of $43,838, and for intangible assets of $8,301. Net cash used in investing activities totaled $289,983 for the three months ended September 30, 2019, which primarily was for $1,408 cash paid for the acquisition of office furniture and equipment, and $288,575 for intangible assets.

Cash Flow from Financing Activities

Net cash used in financing activities was $0 during the three months ended September 30, 2020. Net cash provided by financing activities was $84,855 during the three months ended September 30, 2019, which primarily consisted of proceeds of a shareholder loan, net of $84,855. It is expected that the Company will continue to support its operations and investment plans through its financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. This conclusion effective was a result of the following material weaknesses in internal control over financial reporting: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in U.S. GAAP; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

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

In addition, we have adopted internal control policies, including but not limited to a cash flow control policy, review of the accounting professional’s duties and responsibilities handbook, a travel allowance policy, a budget approval process, a reimbursement policy, a receivable policy, an asset control policy, an internal auditing policy and a cost accounting policy. In addition, we established an internal audit department led by the director of internal audit and a legal team to ensure proper compliance and risk management.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. We expect to further implement the following measures in the fiscal year ending June 30, 2021 to remediate the material weaknesses identified, subject to obtaining additional financing, including: (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopting sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Purchase Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2020).
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: November 13, 2020	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: November 13, 2020	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)