Form 10-Q
period 2020-12-31
DATASEA INC.
filed 2021-02-08
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 5, 2021, 21,470,446 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

DATASEA INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30,
	(Unaudited)	2020

ASSETS

CURRENT ASSETS
Cash	$674,397	$1,065,936
Restricted cash	-	600,000
Accounts receivable	1,215	1,119
Inventory	265,365	105,210
Value-added tax prepayment	126,782	69,775
Prepaid expenses and other current assets	1,278,239	2,056,483

Total current assets	2,345,998	3,898,523

NONCURRENT ASSETS
Property and equipment, net	341,918	291,031
Intangible assets, net	878,955	20,694
Right-of-use assets, net	1,736,937	702,952

Total noncurrent assets	2,957,810	1,014,677

TOTAL ASSETS	$5,303,808	$4,913,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$74,671	$46,975
Advances from customers	19,587	20,953
Deferred revenue	45,978	-
Accrued expenses and other payables	380,208	274,934
Operating lease liabilities	776,751	346,629

Total current liabilities	1,297,195	689,491

NONCURRENT LIABILITIES
Operating lease liabilities	949,439	341,273

Total noncurrent liabilities	949,439	341,273

TOTAL LIABILITIES	2,246,634	1,030,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 21,470,446 and 20,943,846 shares issued and outstanding, respectively	21,470	20,944
Additional paid-in capital	12,035,140	11,104,666
Accumulated comprehensive income	282,750	170,207
Accumulated deficit	(9,244,241)	(7,413,381)

TOTAL COMPANY STOCKHOLDERS’ EQUITY	3,095,119	3,882,436

Noncontrolling interest	(37,945)	-

TOTAL EQUITY	3,057,174	3,882,436

TOTAL LIABILITIES AND EQUITY	$5,303,808	$4,913,200

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31,		THREE MONTHS ENDED DECEMBER 31,
	2020	2019	2020	2019

Revenues	$135,239	$-	$126,184	$-
Cost of goods sold	57,013	194	40,114	194

Gross income (loss)	78,226	(194)	86,070	(194)

Operating expenses
Selling	174,036	109,321	119,971	58,146
General and administrative	1,431,972	945,416	812,536	638,157
Research and development	329,235	570,365	134,509	319,158

Total operating expenses	1,935,243	1,625,102	1,067,016	1,015,461

Loss from operations	(1,857,017)	(1,625,296)	(980,946)	(1,015,655)

Non-operating income (expenses)
Other income (expenses)	(12,202)	(6,416)	(19,854)	3,088
Interest income	1,804	33,694	208	11,534

Total non-operating income (expenses), net	(10,398)	27,278	(19,646)	14,622

Loss before income tax	(1,867,415)	(1,598,018)	(1,000,592)	(1,001,033)

Income tax	-	-	-	-

Loss before noncontrolling interest	(1,867,415)	(1,598,018)	(1,000,592)	(1,001,033)

Less: loss attributable to noncontrolling interest	(36,555)	-	(36,555)	-

Net loss to the Company	(1,830,860)	(1,598,018)	(964,037)	(1,001,033)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	112,543	(11,625)	54,064	(18,238)
Foreign currency translation loss attributable to noncontrolling interest	(1,390)	-	(1,390)	-

Comprehensive loss attributable to the Company	$(1,718,317)	$(1,609,643)	$(909,973)	$(1,019,271)

Comprehensive loss attributable to noncontrolling interest	$(37,945)	$-	$(37,945)	$-

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.05)	$(0.05)

Basic and diluted weighted average shares outstanding	21,088,837	20,943,846	21,233,829	20,943,846

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX AND THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest
Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$(7,413,381)	$170,207	$3,882,436	$-

Net loss	-	-	-	(866,823)	-	(866,823)	-

Foreign currency translation gain	-	-	-	-	58,479	58,479	-

Balance at September 30, 2020	20,943,846	20,944	11,104,666	(8,280,204)	228,686	3,074,092	-

Net loss	-	-	-	(964,037)	-	(964,037)	(36,555)

Foreign currency translation gain	-	-	-	-	54,064	54,064	(1,390)

Issuance of common stock	520,000	520	930,480	-	-	931,000	-

Issuance of common stock for subscription agreement entered in prior period	6,600	6	(6)	-	-	-	-

Balance at December 31, 2020	21,470,446	$21,470	$12,035,140	$(9,244,241)	$282,750	$3,095,119	$(37,945)

Balance at July 1, 2019	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388	$-

Net loss	-	-	-	(596,985)	-	(596,985)	-

Foreign currency translation gain	-	-	-	-	6,613	6,613	-

Balance at September 30, 2019	20,943,846	20,944	11,104,666	(6,147,113)	196,519	5,175,016	-

Net loss	-	-	-	(1,001,033)	-	(1,001,033)	-

Foreign currency translation (loss)	-	-	-	-	(18,238)	(18,238)	-

Balance at December 31, 2019	20,943,846	$20,944	$11,104,666	$(7,148,146)	$178,281	$4,155,745	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31,
	2020	2019

Cash flows from operating activities:
Loss including noncontrolling interest	$(1,867,415)	$(1,598,018)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	68,239	13,186
Operating lease expense	369,810	-
Changes in assets and liabilities:
Inventory	(27,296)	(2,121)
Value-added tax prepayment	(49,206)	-
Prepaid expenses and other current assets	(123,475)	(1,221,653)
Right-of-use assets	-	(1,097,886)
Accounts payable	22,838	-
Accrued expenses and other payables	89,762	(163,636)
Payment on operating lease liabilities	(329,549)	1,097,886

Net cash used in operating activities	(1,846,292)	(2,972,242)

Cash flows from investing activities:
Acquisition of property and equipment	(91,214)	(208,538)
Acquisition of intangible assets	(8,482)	-

Net cash used in investing activities	(99,696)	(208,538)

Cash flows from financing activities:
Repayment of loan payable - stockholder	-	(84,227)
Net proceeds from issuance of common stock	931,000	-

Net cash provided by (used in) financing activities	931,000	(84,227)

Effect of exchange rate changes on cash	23,449	(2,890)

Net decrease in cash and restricted cash	(991,539)	(3,267,897)

Cash and restricted cash, beginning of period	1,665,936	6,672,637

Cash and restricted cash, end of period	$674,397	$3,404,740

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,276,944	$875,366
Transfer of prepaid software development expenditure to intangible assets	$850,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND JUNE 30, 2020 (AUDITED)

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company (“LLC”) incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who own 100% of Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for the issuance of 6,666,667 shares of Common Stock, causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a LLC incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a LLC incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company; and Shuhai Information Technology Co., Ltd., also a LLC incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

Following the Share Exchange, the Shareholders, Zhixin Liu and her father, Fu Liu, owned approximately 82% of the Company’s outstanding shares of Common Stock. As of October 29, 2015, there were 18,333,333 shares of Common Stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu.

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

On December 3, 2019, Shuhai Beijing formed Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”), a joint venture in PRC, in which Shuhai Beijing holds a 99% ownership interest with the remaining 1% held by Nanjing Fanhan Zhineng Technology Institute Co. Ltd, an unrelated party that was supported by both Nanjing Municipal Government and Beijing University of Posts and Telecommunications. Shuhai Nanjing was formed for gaining the easy access to government funding and private financing for the Company’s new technology development and new project initiation.

In January 2020, as described below, to establish new subsidiaries to further expand its business and operation, the Company acquired ownership in three entities for no consideration from the Company’s management which set up such entities on the Company’s behalf.

On January 3, 2020, Shuhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with the President, and a Director of the Company. Pursuant to the Transfer Agreements, the Director and the President, each agreed, for no consideration, to (i) transfer their 51% and 49% respective ownership interests, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shuhai Beijing; and (ii) transfer their 51% and 49% respective ownership interests, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shuhai Beijing. Guozhong Times and Guohao Century were established to develop technology for electronic products, intelligence equipment and accessories, and provide software and information system consulting, installation and maintenance services.

On January 7, 2020, Shuhai Beijing entered into another equity transfer agreement with the President, the same Director described above and an unrelated individual. Pursuant to this equity transfer agreement, the Director, the President and the unrelated individual each agreed to transfer their 51%, 16%, 33% ownership interests, in Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) to Shuhai Beijing for no consideration. Guozhong Haoze was formed to further develop and market the smart security system products.

On August 17, 2020, Beijing Shuhai formed a new wholly-owned subsidiary Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd (“Jingwei”), for expanding the security oriented systems developing, consulting and marketing business overseas.

On November 16, 2020, Guohao Century formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G message technology. Zhangqi owns 19% of Zhangxun; according, Guohao Century ultimately owns 69.81% of Zhangxun.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the six months ended December 31, 2020 and 2019, the Company had a net loss of $1.83 million and $1.60 million, respectively The Company has an accumulated deficit of $9.24 million as of December 31, 2020 and negative cash flow from operating activities of $1.85 million for the six months ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

The Company modified its products and software to emphasize the products and services that could assist schools and communities in addressing the coronavirus outbreak to provide remedy and prevention for the possible future outbreak after school resumes and public community reverts to social activities by promoting Epidemic Prevention and Control Systems. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others, which are planned to be used altogether with operating turnover to support Company’s R&D, procurement, marketing and daily operation, while the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. On June 25, 2020, the Company’s S-3 registration filing was approved by SEC. The Company may from time to time issue up to $100,000,000 of common stock, debt securities, warrants or units of securities. The Company will describe the plan of distribution for any particular offering of these securities in the applicable prospectus supplement. There can be no assurance that the Company will be successful in any future fund raising.

The Company raised $931,000 in equity on November 11, 2020 from Triton Fund and signed an underwriting agreement with FT Global to prepare for its next round of financing.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial reporting. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries “Shuhai Skill (HK)”, and “Tianjin Information”, and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Xunrui, Guozhong Times, Guohao Century, Guozhong Haoze, and Jingwei, and Guohao Century’s 69.81% owned subsidiary - Zhangxun. All significant inter-company transactions and balances were eliminated in consolidation.

The interim consolidated financial information as of December 31, 2020 and for the six and three-month periods ended December 31, 2020 and 2019 was prepared without audit. Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, previously filed with the SEC on September 28, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2020, its consolidated results of operations and cash flows for the six and three months ended December 31, 2020 and 2019, as applicable, were made.

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

Equity Option Agreement – the Shuhai Beijing Shareholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”) on October 27, 2015, pursuant to which the Shuhai Beijing Shareholders granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Shareholders’ equity interests in Shuhai Beijing for RMB 0.001 for each capital contribution of RMB1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing shareholders agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the option Agreement. Tianjin Information agreed to pay RMB1.00 annually to Shuhai Beijing Shareholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon written notice. The Option Agreement is valid for 10 years from the effective date and renewable at Tianjin Information’s option.

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

There are no restrictions on assets of the VIE for payment of dividends to shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of December 31, 2020 and June 30, 2020, and for the six and three months ended December 31, 2020 and 2019, respectively.

	December 31, 2020	June 30, 2020
Current assets	$888,750	$895,321
Non-current assets	808,161	924,537
Total assets	$1,696,911	$1,819,858

Current liabilities	$692,332	$618,663
Non-current liabilities	255,800	341,273
Total liabilities	$948,132	$959,936

	For the Six Months Ended December 31, 2020	For the Six Months Ended December 31, 2019
Revenues	$135,239	$-
Gross profit	$78,226	$(194)
Net loss	$(1,096,259)	$(709,076)

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019
Revenues	$126,504	$-
Gross profit	$73,613	$(194)
Net loss	$564,944	$(512,996)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2020 and June 30, 2020, the Company has no such contingencies.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

RESTRICTED CASH / ESCROW

Restricted cash is cash held in an indemnification escrow account under requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018, but in no event it shall be held in escrow for longer than 24 months. The restricted cash was released during the six months ended December 31, 2020.

INVENTORY

Inventory comprised principally of smart student identification cards related to the Company’s “Safe Campus” security products, as well as products associated therewith comprised of routers to be used in installations, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $47,593 and $44,237 allowances for slow-moving and obsolete inventory as of December 31, 2020 and June 30, 2020, respectively.

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

As of December 31, 2020 and June 30, 2020, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the six and three months ended December 31, 2020 and 2019, there was no impairment loss recognized on long-lived assets.

DEFERRED REVENUE

Deferred revenue consists primarily of local government’s financial support under “2020 Harbin Eyas Plan” to Xunrui for technology innovation of developing the Intelligent Campus Security Management Platform. The Company will record the grant as income when it passes local government’s inspection of the project.

LEASES

On July 1, 2019, the Company adopted FASB ASC Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after July 1, 2019 are presented under FASB ASC Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under FASB ASC Topic 840.

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

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current), on the consolidated balance sheets. At December 31, 2020, the net ROU was $1,736,937 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. At December 31, 2020, total operating lease liabilities (includes current and noncurrent) was $1,726,190, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer.

FASB ASC Topic 606 requires use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the FASB ASC 606 under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

The Company derives its revenues from product sales and professional service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the service price to the customer is fixed upon acceptance of the professional services contract. The Company will recognize revenue when professional service is rendered to the customer by the Company and collectability of payment is reasonably assured. These revenues will be recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of July 1, 2020, the Company had no unrecognized tax benefits and no charges during the six and three months ended December 31, 2020, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of December 31, 2020. The Company files U.S. income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed in the period when incurred. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department, and fees paid to third parties.

NONCONTROLLING INTERESTS

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed an non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCIs balance.

As of December 31, 2020, Zhangxun was 30.19% owned by noncontolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest. During the six and three months ended December 31, 2020, the Company had loss of $36,555 and $36,555 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Cash denominated in RMB with a U.S. dollar equivalent of $439,678 and $733,849 at December 31, 2020 and June 30, 2020, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of December 31, 2020, cash of $210,595 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of December 31, 2020, the cash balance of $24,123 was maintained at financial institutions in Hong Kong.

For the three months ended December 31, 2020, the Company sold $115,750 safe campus intelligence control systems and related devices to two schools.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollar (“USD”) The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income(loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows

	December 31,	December 31,	June 30,
	2020	2019	2020
Period end USD: RMB exchange rate	6.5249	6.9632	7.0795
Average USD: RMB exchange rate	6.7729	7.0711	7.0199

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three months ended December 31, 2020 and 2019, the Company’s basic and diluted loss per share are the same due to the outstanding warrants being anti-dilutive as a result of the Company’s net loss. For the six months ended December 31, 2020 and 2019, the Company’s basic and diluted loss per share were $0.09 and $0.08, respectively; for the three months ended December 31, 2020 and 2019, the Company’s basic and diluted loss per share were $0.05 and $0.05, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2020	June 30, 2020
Furniture and fixtures	$109,180	$71,778
Vehicle	3,065	2,825
Leasehold improvement	239,461	203,751
Office equipment	234,053	174,253
Subtotal	585,759	452,607
Less: accumulated depreciation	243,841	161,576
Total	$341,918	$291,031

Depreciation for the six months ended December 31, 2020 and 2019 was $66,022 and $9,707, respectively. Depreciation for the three months ended December 31, 2020 and 2019 was $29,801 and $4,490, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2020	June 30, 2020
Software registration right	$39,826	$36,705
Patent	33,300	22,578
Software development (see Note 5)	850,000	-
Value-added telecommunications business license	16,087	14,827
Subtotal	939,214	74,110
Less: Accumulated amortization	60,259	53,416
Total	$878,955	$20,694

Amortization for the six months ended December 31, 2020 and 2019 were $2,217 and $3,479, respectively. Amortization for the three months ended December 31, 2020 and 2019 were $0 and $1,726, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2020	June 30, 2020
Security deposit	$254,895	$156,023
Prepaid software development	300,000	1,200,000
Prepaid insurance	99,671	-
Prepayment for inventory from Heqin	-	101,252
Other receivables - Heqin	563,993	522,636
Others	59,680	76,572
Total	$1,278,239	$2,056,483

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work for the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within 12 months and thereafter maintain the system for 36 months. The amount to be paid under the agreement is $1,200,000. As of December 31, 2020, the Company paid SDT $1,000,000, of which, $400,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, $600,000 cost incurred after the technological feasibility was established and a working model was produced was recorded as intangible asset – software development (Note 4). The progress of the development work was affected by Covid-19 and the estimated completion date is the end March 2021.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for 36 months. The total payments to be made under the agreement is $1,200,000. As of December 31, 2020, the Company paid HW (HK) Limited $900,000, of which, $350,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, which included a working model; $250,000 costed incurred after the technological feasibility was recorded as intangible asset – software development (Note 4), and $300,000 was recorded as prepaid software development expenses.

On February 20, 2020, Guozhong Times entered an Operation Cooperation Agreement with an unrelated company, Heqin (Beijing) Technology Co, Ltd. (“Heqin”) for marketing and promoting the sale of Face Recognition Payment Processing equipment and related technical support, and other products of the Company including Epidemic Prevention and Control Systems. Heqin has a sales team which used to work with Fortune 500 companies and specializes in business marketing and sales channel establishment and expansion, especially in education industry and public area. It has had successful experience of organizing multiple business matchmaking meetings with customers, distributors and retailers.

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of December 31, 2020, Guozhong Times had an outstanding receivable of RMB 3.68 million ($563,993) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company will charge 15% interest if Heqin did not repay by the due date. As of this report date, Heqin did not repay these two loans. All the loans to Heqin are secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

On August 26, 2020, Heqin provided a repayment plan to the Company that the loan would be settled by February 2021; however, due to Covid-19 impact to Heqin’s business, Heqin adjusted the repayment plan based on expected monthly cash collection from its customers, the revised monthly payment starting from April 2021 as follows:

April 2021: repay RMB 1,200,000 ($183,911)

May 2021: repay RMB 800,000 ($122,607)

June 2021: repay RMB 1,000,000 ($153,259)

July 2021: repay RMB 600,000 ($91,955)

August 2021: repay RMB 80,000 ($12,261)

No profits will be allocated and distributed before full repayment of the borrowing. After Heqin pays in full the borrowing, Guozhong Times and Heqin will distribute profits of sale of Face Recognition Payment Processing equipment and related technical support at 30% and 70% of the net income, respectively. The profit allocation for the sale of other products of the Company are to be negotiated. Heqin will receive certain stock reward when it reaches the preset sales target under the performance compensation mechanism.

In addition, at June 30, 2020, the Company prepaid $101,252 for goods to be purchased from Heqin, which was received during the six months ended December 31, 2020.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2020	June 30, 2020
Other payables	$66,223	$97,119
Senior officer’s salary payable	151,726	93,227
Salary payable - employees	162,259	84,588
Total	$380,208	$274,934

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement on November 30, 2019 from December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded under right of use asset; at December 31, 2020, the net right of use asset for auto leasing was $0.

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement, and was recorded as prepaid expense since the lease term was not over one year, and not required to be accounted for as a right-of-use asset. This rental agreement was canceled in June 2020 and the unused rents of RMB 120,000 ($17,620) was returned to the Company.

The Company recorded car lease expense to the Company’s President of $10,631 and $4,242 for the six months ended December 31, 2020 and 2019. The Company recorded car lease expense to the Company’s President of $5,429 and $2,121 for the three months ended December 31, 2020 and 2019.

In April 2020, the Company’s President entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. The rent expense for this agreement was $5,537 and $1,414 for the six months ended December 31, 2020 and 2019, respectively. The rent expense for this agreement was $2,828 and $707 for the three months ended December 31, 2020 and 2019, respectively.

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

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at $6 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 168%, risk-free interest rate of 2.64% and dividend yield of 0%. The FV of the warrants issued at grant date was $387,727, and was recorded as offering costs. Following is a summary of the activities of warrants for the six months ended December 31, 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at July 1, 2020	101,500	$6.00	3.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at December 31, 2020	101,500	$6.00	2.97
Exercisable at December 31, 2020	101,500	$6.00	2.97

On October 22, 2020, the Company entered into a common stock purchase agreement with Triton Funds LP (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton was obligated, pursuant to a purchase notice by the Company, to purchase up to $2 million of the Company’s common stock from time to time through December 31, 2020. The Company is precluded from submitting a purchase notice to Triton if the closing price is less than $1.65 per share as reported on the Nasdaq Stock Market.

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

On October 29, 2020, the Company issued a notice to sell 520,000 shares to Triton. On November 11, 2020, the Company and Triton closed the equity financing for the issuance of 520,000 shares of the Company’s common stock at $1.80 per share, the Company received $931,000 proceeds from the financing after deducting $5,000 expenses. There was substantial delay from the notice date to the closing date, which resulted in the Company getting a lower per share price.

NOTE 9 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of December 31, 2020, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $567,133. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing, Zhangxun are subject to the regular 25% PRC income tax rate.

As of December 31, 2020, the Company has approximately $6.62 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2020 through 2024. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2020 and June 30, 2020.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2020 and 2019:

	2020	2019
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.3)%	(4.0)%
Permanent difference	%	-%
Effect of PRC tax holiday	3.3%	10.0%
Valuation allowance	21.0%	15.0%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2020 and 2019:

	2020	2019
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.6)%	(4.0)%
Permanent difference	%	-%
Effect of PRC tax holiday	1.9%	10.0%
Valuation allowance	22.7%	15.0%
Effective tax rate	-%	-%

The income tax benefit for the six months ended December 31, 2020 and 2019 were approximately $330,600 and $179,700, respectively; the income tax benefit for the three months ended December 31, 2020 and 2019 were approximately $203,300 and $131,100, respectively; the income tax benefit was primarily related to losses generated from U.S. and PRC operations, but were offset by valuation allowance provided against its deferred tax assets.

NOTE 10 – COMMIMENTS

Leases

On March 20, 2019, the Company entered into the one-year operating lease for senior management’s dormitory. The lease expired on March 22, 2020 and had a monthly rent of RMB 5,200 (or $735). The Company did not renew the lease upon expiration.

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or $96,000). The Company will receive a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the right of use asset which is being amortized over the term of the lease.

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing (described above). Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or $29,000). The deposit was RMB 202,352 (or $29,000).

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

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year rent is RMB 1,383,970 ($207,000). The second year rent is RMB 1,425,909 ($202,800). The security deposit is RMB 115,311($16,400). The total rent for the lease period is to be paid in four installments.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Operating lease expense	$359,179	$147,958

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Operating lease expense	$213,905	$126,674

December 31, 2020
Right-of-use assets	$1,736,937
Lease liabilities - current	776,751
Lease liabilities - noncurrent	949,439
Weighted average remaining lease term	2.17 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of December 31, 2020:

12 Months Ending December 31,	Minimum Lease Payment
2021	$837,263
2022	769,566
2023	227,533
Total undiscounted cash flows	1,834,362
Less: imputed interest	(108,172)
Present value of lease liabilities	$1,726,190

NOTE 11 – SUBSEQUENT EVENTs

The Company evaluated all events that occurred subsequent to December 31, 2020 through the date the CFS was issued, and no material subsequent event was identified.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers;

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company (“LLC”) incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who together owned 100% of the ownership rights in Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for the issuance of 6,666,667 shares of common stock, thereby causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), a LLC incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., a LLC incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company, and Shuhai Information Technology Co., Ltd., also a LLC incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

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

On December 21, 2018, the Company completed a registered, underwritten initial public offering and concurrent listing of the Company’s common stock on the NASDAQ Capital Market, which generated gross proceeds of $6.7 million before deducting underwriter’s commissions and other offering costs, resulting in net proceeds of approximately $5.7 million, of which $1,000,000 was placed in an escrow account and subsequently released. The Company sold 1,667,500 shares of common stock (including shares issued pursuant to the underwriter’s over-allotment option) at $4 per share. In connection with the offering, the Company’s common stock began trading on the NASDAQ Capital Market beginning on December 19, 2018 under the symbol “DTSS.”

On October 22, 2020, the Company entered into a common stock purchase agreement with Triton Funds LP (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton was obligated, pursuant to a purchase notice by the Company, to purchase up to $2 million of the Company’s common stock from time to time through December 31, 2020. The Company is precluded from submitting a purchase notice to Triton if the closing price is less than $1.65 per share as reported on the Nasdaq Stock Market.

On November 11, 2020, the Company and Triton closed an equity financing for the issuance of 520,000 shares of the Company’s common stock at $1.80 per share, the Company received $931,000 proceeds from the financing after deducting $5,000 expenses.

Effective as of November 10, 2020, the Company has exercised its right to terminate the Agreement for any reason.

Results of Operations

Comparison of the six months ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the six months ended December 31, 2020 and 2019, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2020	% of Sales	2019	% of Sales
Sale	$135,239		$-
Cost of goods sold	57,013	42%	194	-%
Gross profit (loss)	78,226	58%	(194)	-%
Selling expenses	174,036	129%	109,321	-%
Research and development	329,235	243%	570,365	-%
General and administrative expenses	1,431,972	1,059%	945,416	-%
Total operating expenses	1,935,243	1,431%	1,625,102	-%
Loss from operations	(1,857,017)	(1,373)%	(1,625,296)	-%
Non-operating income (expenses), net	(10,398)	(8)%	27,278	-%
Loss before income taxes	(1,867,415)	(1,381)%	(1,598,018)	-%
Income tax expense	-	%	-	-%
Loss before noncontrolling interest	(1,867,415)	(1,381)%	(1,598,018)	-%
Less: loss attributable to noncontrolling interest	(36,555)	(27)%	-	-%
Net loss to the Company	$(1,830,860)	(1,354)%	(1,598,018)	-%

Revenue

We had revenue of $135,239 and $0 for the six months ended December 31, 2020 and 2019, respectively. The increase was mainly due to $115,750 sales of safe campus intelligence control systems and related devices to two schools, and some small sales of face recognition terminals and related devices to residential communities in China.

Cost of Goods Sold

We recorded $57,013 and $194 cost of goods sold for the six months ended December 31, 2020 and 2019, respectively.

Gross Profit (Loss)

The gross income (loss) for the six months ended December 31, 2020 and 2019 was $78,226 and $(194), respectively. The increased gross income was mainly due increased revenue.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $174,036 and $109,321 for the six months ended December 31, 2020 and 2019, respectively, representing an increase of $64,715 or 59%. The increase was mainly due to increased consulting expense by $31,000, increased publicity expense by $17,600 and increased entertainment expense by $14,600.

As we are currently focusing our effort in the research and development (“R&D”) of our products and software to assist schools and communities in addressing the coronavirus outbreak, and expanding the artificial intelligence application and products, we incurred R&D expenses of $329,235 and $570,365 during the six months ended December 31, 2020 and 2019, respectively, mainly from the development of the Tour Site Security system, and the Facial Recognition and Eye Protection system. Total costs of these two systems are $2.4 million, out of which $1.9 million was paid as of December 31, 2020. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $486,556, or 51% from $945,416 during the six months ended December 31, 2019 to $1,431,972 during the comparable period in 2020. The increases were attributed to increases in rental expense by $234,200, increased office expenses by $37,600, increased salary expense by $106,900, and increased professional fees by $88,100.

Non-operating Income (expenses), net

Non-operating income (expenses) was $(10,398) and $27,278 for the six months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020, we had interest income of $1,804 and other expenses of $9,193. For the six months ended December 31, 2019, we had interest income of $33,694 and other expenses of $6,416.

Net Loss

We generated net losses of $(1,830,860) and $(1,598,018) for the six months ended December 31, 2020 and 2019, respectively, mainly due to increased G&A expenses as described above.

Comparison of the three months ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the three months ended December 31, 2020 and 2019, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2020	% of Sales	2019	% of Sales
Sale	$126,184		$-
Cost of goods sold	40,114	32%	194	-%
Gross profit (loss)	86,070	68%	(194)	-%
Selling expenses	119,971	95%	58,146	-%
Research and development	134,509	107%	319,158	-%
General and administrative expenses	812,536	644%	638,157	-%
Total operating expenses	1,067,016	846%	1,015,461	-%
Loss from operations	(980,946)	(777)%	(1,015,655)	-%
Non-operating income (expenses), net	(19,646)	(16)%	14,622	-%
Loss before income taxes	(1,000,592)	(793)%	(1,001,033)	-%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,000,592)	(793)%	(1,001,033)	-%
Less: loss attributable to noncontrolling interest	(36,555)	(29)%	-	-%
Net loss to the Company	$(964,037)	(764)%	(1,001,033)	-%

Revenue

We had revenue of $126,184 and $0 for the three months ended December 31, 2020 and 2019, respectively. The increase was mainly due to $115,750 sales of safe campus intelligence control system and related devices to two schools.

Cost of Goods Sold

We recorded $40,114 and $194 cost of goods sold for the three months ended December 31, 2020 and 2019, respectively.

Gross Profit (Loss)

The gross income (loss) for the three months ended December 31, 2020 and 2019 was $86,070 and $(194), respectively. The gross income was mainly due to increased revenue.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $119,971 and $58,146 for the three months ended December 31, 2020 and 2019, respectively; an increase of $61,825 or 106%. The increase was mainly due to increased consulting expenses by $31,700, increased entertainment by $14,500, and increased payroll expense of salesperson by $9,500.

We are currently focusing our efforts on the research and development (“R&D”) of our products and software to assist schools and communities in addressing the public health matters, and expanding the artificial intelligence application and products. We incurred R&D expenses of $134,509 and $319,158 during the three months ended December 31, 2020 and 2019, respectively, mainly from the development of the Tour Site Security system, and the Facial Recognition and Eye Protection system. Total costs of these two systems are $2.4 million, out of which $1.9 million was paid as of December 31, 2020. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $174,379, or 27% from $638,157 during the three months ended December 31, 2019 to $812,536 during the comparable period in 2020. The increases were attributed to increases in rental expense by $147,300 and increased other G&A expenses by $27,000.

Non-operating Income (expenses), net

Non-operating income (expenses) was $(19,646) and $14,622 for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020, we had interest income $208 and other expenses $19,854. For the three months ended December 31, 2019, we had interest income $11,534 and other income $3,088.

Net Loss

We generated net losses of $(964,037) and $(1,001,033) for the three months ended December 31, 2020 and 2019, respectively, mainly due to increased G&A expenses and increased non-operating expenses as describe above.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sales of our common stock and shareholder loans. Our management recognizes that we must generate sales and additional cash resources in order for our Company to continue our operations. Based on increased demand for security services in China, our management believes in the potential for growth in our business.

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

As of December 31, 2020, we had a working capital of $1,048,803 or a current ratio of 1.81:1. Our current assets were $2,345,998. As of June 30, 2020, we had a working capital of $2,609,032 excluding the restricted cash of $600,000 (or a current ratio of 4.78:1). Our current assets on June 30, 2020 were $3,298,523 excluding the restricted cash of $600,000.

We expect the Company will continue to support its operations and investment plans through its financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2020 and 2019, respectively.

	2020	2019
Net cash used in operating activities	$(1,846,292)	$(2,972,242)
Net cash used in investing activities	$(99,696)	$(208,538)
Net cash provided by (used in) financing activities	$931,000	$(84,227)

Cash Flow from Operating Activities

Net cash used in operating activities was $1,846,292 during the six months ended December 31, 2020, compared to net cash used in operating activities of $2,972,242 during the six months ended December 31, 2019, a decrease of cash outflow by $1,125,950. The decrease in cash outflow was mainly due to decreased cash outflow for prepaid expenses including prepayment for developing the Tour Site Security system and the Facial Recognition and Eye Protection system by $1.10 million.

Intelligent payment

From late August to December, Datasea signed agreements with institutions to provide big data value-added services. As part of such service agreements, Datasea installs hardware equipment and software, performs regular maintenance, and hosts software operations training sessions, in exchange for 0.38% of the transaction value of each transaction utilizing the Company’s technology.

5G message

Shuhai Zhangxun is dedicated to exploring 5G value-added services (e.g., 5G messaging) opportunities brought by the combination and extension of the Company’s smart security platform, big data platform and other technology capabilities currently owned by Datasea. 5G messaging will help upgrade and reinforce our offerings in the smart security solutions and other business lines into which we have tapped.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $99,696 for the six months ended December 31, 2020, which primarily was for cash paid for the acquisition of office furniture and equipment and leasehold improvements of $91,214, and for intangible assets of $8,482. Net cash used in investing activities totaled $208,538 for the six months ended December 31, 2019, which primarily related to cash paid for the acquisition of office furniture and equipment of $208,538.

Cash Flow from Financing Activities

Net cash provided by financing activities was $931,000 during the six months ended December 31, 2020, which was the net proceeds from sale of our common stock through an equity financing. Net cash used in financing activities was $84,227 during the six months ended December 31, 2019, which primarily consisted of payment of a shareholder loan, net of $84,227. It is expected that the Company will continue to support its operations and investment plans through its financing activities.

Going forward

We anticipate that the intelligent security system and solutions applied in schools and communities, intelligent payment systems, and 5G messaging to be our main business focus in the future with development highly dependent on domestic PRC market demands.

Datasea continuously considering various expansion opportunities in terms of value-added services in areas of data platform integrated with intelligent security platform. We believe that for the business development, Hangzhou Datasea Ltd., a Datasea subsidiary, will play a pivotal role to promote 5G Messaging Service.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. This conclusion was reached in light of the following material weaknesses in internal control over financial reporting:

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

In addition, we have adopted internal control policies, including but not limited to, review of the accounting personnel duties and responsibilities handbook, a travel allowance policy, a reimbursement policy, a receivable policy, an asset control policy, an internal auditing policy and a cost accounting policy. In addition, we established an internal audit department led by the director of internal audit and a legal team to ensure proper compliance and risk management.

We plan to strengthen our internal control management procedures in the following aspects:

●	To review and evaluate the design and implementation of the above policies and procedures if it is sufficient to comply with internal control and to determine if the implementation effort is effective;

●	To remediate the unproper control points and strengthen the policy controls, especially to re-design and re-issue assets management regulations with procurement and inventory management procedures to strengthen the control;

●	To design new policies as per the growth of sales and new projects, to regulate sales and cash collection control procedures, revenue recognition policy, and new project initial setup procedure and business model setup procedure;

●	To carry out the walkthrough test, the 1st and 2nd round tests of internal controls by ending of June 2021, and to design an action plan, then communicate with management team, department head(s) and related personnel;

●	To train the related personnel to execute the internal control policies and procedures; and

●	To summarize the internal control /audit reports quarterly to Audit Committee.

We expect to further implement the following measures in the fiscal year ending June 30, 2021. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: February 8, 2021	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: February 8, 2021	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)