Form 10-Q
period 2021-03-31
DATASEA INC.
filed 2021-05-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021 21,474,138 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$171,177	$1,065,936
Restricted cash	-	600,000
Accounts receivable	13,796	1,119
Inventory	254,960	105,210
Value-added tax prepayment	152,212	69,775
Prepaid expenses and other current assets	901,006	2,056,483

Total current assets	1,493,151	3,898,523

NONCURRENT ASSETS
Security deposit	221,177	-
Property and equipment, net	301,939	291,031
Intangible assets, net	1,041,030	20,694
Right-of-use assets, net	1,525,461	702,952

Total noncurrent assets	3,089,607	1,014,677

TOTAL ASSETS	$4,582,758	$4,913,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$133,386	$46,975
Advances from customers	19,448	20,953
Deferred revenue	45,653	-
Accrued expenses and other payables	390,220	274,934
Loan payable	741,101	-
Operating lease liabilities - current portion	659,280	346,629

Total current liabilities	1,989,088	689,491

NONCURRENT LIABILITIES
Operating lease liabilities	777,455	341,273

Total noncurrent liabilities	777,455	341,273

TOTAL LIABILITIES	2,766,543	1,030,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 21,474,138 and 20,943,846 shares issued and outstanding, respectively as of March 31, 2021 and June 30, 2020, respectively	21,474	20,944
Additional paid-in capital	12,077,788	11,104,666
Accumulated comprehensive income	275,678	170,207
Accumulated deficit	(10,463,241)	(7,413,381)

TOTAL COMPANY STOCKHOLDERS’ EQUITY	1,911,699	3,882,436

Noncontrolling interest	(95,484)	-

TOTAL EQUITY	1,816,215	3,882,436

TOTAL LIABILITIES AND EQUITY	$4,582,758	$4,913,200

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2021	2020	2021	2020

Revenues	$152,925	$-	$17,686	$-
Cost of goods sold	66,925	-	9,912	-

Gross income	86,000	-	7,774	-

Operating expenses
Selling	295,252	142,605	121,216	33,284
General and administrative	2,377,257	1,373,837	945,285	428,227
Research and development	537,009	799,511	207,774	229,146

Total operating expenses	3,209,518	2,315,953	1,274,275	690,657

Loss from operations	(3,123,518)	(2,315,953)	(1,266,501)	(690,657)

Non-operating income (expenses)
Other income (expenses)	(22,160)	(3,632)	(9,958)	2,784
Interest income	1,916	43,828	112	10,134

Total non-operating income (expenses), net	(20,244)	40,196	(9,846)	12,918

Loss before income tax	(3,143,762)	(2,275,757)	(1,276,347)	(677,739)

Income tax	-	-	-	-

Loss before noncontrolling interest	(3,143,762)	(2,275,757)	(1,276,347)	(677,739)

Less: loss attributable to noncontrolling interest	(93,902)	-	(57,347)	-

Net loss to the Company	(3,049,860)	(2,275,757)	(1,219,000)	(677,739)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	105,471	(10,906)	(7,072)	719
Foreign currency translation loss attributable to noncontrolling interest	(1,582)	-	(192)	-

Comprehensive loss attributable to the Company	$(2,944,389)	$(2,286,663)	$(1,226,072)	$(677,020)

Comprehensive loss attributable to noncontrolling interest	$(95,484)	$-	$(57,539)	$-

Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.06)	$(0.03)

Basic and diluted weighted average shares outstanding	21,214,197	20,943,846	21,470,487	20,943,846

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest
Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$(7,413,381)	$170,207	$3,882,436	$-

Net loss	-	-	-	(866,823)	-	(866,823)	-

Foreign currency translation gain	-	-	-	-	58,479	58,479	-

Balance at September 30, 2020	20,943,846	20,944	11,104,666	(8,280,204)	228,686	3,074,092	-

Net loss	-	-	-	(964,037)	-	(964,037)	(36,555)

Foreign currency translation gain	-	-	-	-	54,064	54,064	(1,390)

Issuance of common stock	520,000	520	930,480	-	-	931,000	-

Issuance of common stock for subscription agreement entered in prior period	6,600	6	(6)	-	-	-	-

Balance at December 31, 2020	21,470,446	21,470	12,035,140	(9,244,241)	282,750	3,095,119	(37,945)

Net loss	-	-	-	(1,219,000)	-	(1,219,000)	(57,347)

Foreign currency translation loss	-	-	-	-	(7,072)	(7,072)	(192)

Shares issued for stock compensation expense	3,692	4	11,996	-	-	12,000	-

Increase of paid-in capital from subscription agreement entered in prior period	-	-	30,652	-	-	30,652	-

Balance at March 31, 2021	21,474,138	$21,474	$12,077,788	$(10,463,241)	$275,678	$1,911,699	$(95,484)

Balance at July 1, 2019	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388	$-

Net loss	-	-	-	(596,985)	-	(596,985)	-

Foreign currency translation gain	-	-	-	-	6,613	6,613	-

Balance at September 30, 2019	20,943,846	20,944	11,104,666	(6,147,113)	196,519	5,175,016	-

Net loss	-	-	-	(1,001,033)	-	(1,001,033)	-

Foreign currency translation gain	-	-	-	-	(18,238)	(18,238)	-

Balance at December 31, 2019	20,943,846	20,944	11,104,666	(7,148,146)	178,281	4,155,745	-

Net loss	-	-	-	(677,739)	-	(677,739)	-

Foreign currency translation gain	-	-	-	-	719	719	-

Balance at March 31, 2020	20,943,846	$20,944	$11,104,666	$(7,825,885)	$179,000	$3,478,725	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,
	2021	2020
Cash flows from operating activities:
Loss including noncontrolling interest	$(3,143,762)	$(2,275,757)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal on fixed assets	9,619	-
Depreciation and amortization	112,350	38,536
Operating lease expense	588,924	113,211
Stock compensation expense	12,000	-
Changes in assets and liabilities:
Accounts receivable	(12,380)	-
Inventory	(19,278)	(204,186)
Value-added tax prepayment	(75,765)	-
Prepaid expenses and other current assets	(130,638)	(1,224,017)
Accounts payable	81,903	34,500
Advance from customers	-	83,889
Deferred revenue	41,823	-
Accrued expenses and other payables	91,615	(118,436)
Payment on operating lease liabilities	(618,366)	(132,953)

Net cash used in operating activities	(3,061,955)	(3,685,213)

Cash flows from investing activities:
Acquisition of property and equipment	(103,054)	(248,333)
Acquisition of intangible assets	(25,934)	-

Net cash used in investing activities	(128,988)	(248,333)

Cash flows from financing activities:
Repayment of loan payable - stockholder	-	(85,091)
Loan payable	728,824	-
Net proceeds from issuance of common stock	931,000	-

Net cash provided by (used in) financing activities	1,659,824	(85,091)

Effect of exchange rate changes on cash	36,360	(43,189)

Net decrease in cash and restricted cash	(1,494,759)	(4,061,826)

Cash and restricted cash, beginning of period	1,665,936	6,672,637

Cash and restricted cash, end of period	$171,177	$2,610,811

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,294,315	$875,366
Transfer of prepaid software development expenditure to intangible assets	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND JUNE 30, 2020 (AUDITED)

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company (“LLC”) incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who own 100% of Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for 6,666,667 shares of Common Stock, causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”), an LLC incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., an LLC incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company; and Shuhai Information Technology Co., Ltd., also an LLC incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

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

In January 2020, as described below, the Company acquired ownership in three entities for no consideration from the Company’s management which set up such entities on the Company’s behalf.

On January 3, 2020, Shuhai Beijing entered into two equity transfer agreements (the “Transfer Agreements”) with the President, and a Director of the Company. Pursuant to the Transfer Agreements, the Director and the President, each agreed, for no consideration, to (i) transfer his 51% and 49% respective ownership interests, in Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”) to Shuhai Beijing; and (ii) transfer his 51% and 49% respective ownership interests, in Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) to Shuhai Beijing. Guozhong Times and Guohao Century were established to develop technology for electronic products, intelligence equipment and accessories, and provide software and information system consulting, installation and maintenance services.

On January 7, 2020, Shuhai Beijing entered into another equity transfer agreement with the President, the Director described above and an unrelated individual. Pursuant to this equity transfer agreement, the Director, the President and the unrelated individual each agreed to transfer his 51%, 16%, 33% ownership interests, in Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) to Shuhai Beijing for no consideration. Guozhong Haoze was formed to develop and market the smart security system products.

On August 17, 2020, Beijing Shuhai formed a new wholly-owned subsidiary Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd (“Jingwei”), to expand the security oriented systems developing, consulting and marketing business overseas.

On November 16, 2020, Guohao Century formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G message technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun.

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” Based on the epidemic prevention and control system embedded in the Company’s intelligent security platform, the Company was able to promptly organize the employees at home to develop and upgrade the body temperature measurement and administration backend of the epidemic prevention and control system, which could meet the needs of schools and public communities for epidemic prevention, and well addressed the problem of how to integrate the Company’s security platform and epidemic prevention system. In April 2020, the Company resumed normal work, and the impact of COVID-19 outbreak on the Company’s marketing efforts from January to March of 2020 was mitigated. Since April 2020, there are some new Covid-19 cases discovered in a few provinces of China including Beijing as of today, however, the number of new cases are not significant due to the PRC government’s strict control, and the Company does not believe the new cases would have a significant impact on the Company’s operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying CFS were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2021 and 2020, the Company had a net loss of $3.05 million and $2.28 million, respectively The Company has an accumulated deficit of $10.46 million as of March 31, 2021 and negative cash flow from operating activities of $3.06 million for the nine months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

The company continues to improve and upgrade the safe campus, smart community and other smart systems, and formed a new business model, providing online shopping and other value-added services; the Company also provides artificial intelligence payment products and services based on face recognition for more institutional customers; and set up a 5G messaging project company to release new 5G messaging products. The company generates revenue from its core business as well as the expansion of new businesses and services. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others, which are planned to be used altogether with operating turnover to support Company’s research and development (“R&D”), procurement, marketing and daily operation, while the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. On June 25, 2020, the Company’s S-3 registration filing was approved by Securities and Exchange Commission (“SEC”). The Company may from time to time issue up to $100,000,000 of common stock, debt securities, warrants or units of securities. The Company will describe the plan of distribution for any particular offering of these securities in the applicable prospectus supplement. There can be no assurance the Company will be successful in any future fund raising.

The Company raised $931,000 in equity on November 11, 2020 from Triton Fund and signed an underwriting agreement with FT Global to prepare for its next round of financing.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding consolidated financial reporting. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries “Shuhai Skill (HK)”, and “Tianjin Information”, and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Xunrui, Guozhong Times, Guohao Century, Guozhong Haoze, and Jingwei, and Guohao Century’s 69.81% owned subsidiary – Zhangxun, and Shuhai Beijing’s 99% owned subsidiary - Shuhai Nanjing. All significant inter-company transactions and balances were eliminated in consolidation.

The interim consolidated financial information as of March 31, 2021 and for the nine and three-month periods ended March 31, 2021 and 2020 was prepared without audit. Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, previously filed with the SEC on September 28, 2020.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2021, its consolidated results of operations and cash flows for the nine and three months ended March 31, 2021 and 2020, as applicable, were made.

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

Equity Pledge Agreement – Tianjin Information and the Shuhai Beijing Shareholders entered into an equity pledge agreement on October 27, 2015 (the “Equity Pledge Agreement”). The Equity Pledge Agreement guarantees the performance by Shuhai Beijing of its obligations under the Operation and Intellectual Property Service Agreement and the Option Agreement. Pursuant to the Equity Pledge Agreement, Shuhai Beijing Shareholders pledged all of their equity interests in Shuhai Beijing to Tianjin Information. Tianjin Information has the right to collect any and all dividends paid on the pledged equity interests during the pledge period. Pursuant to the terms of the Equity Pledge Agreement, the Shuhai Beijing Shareholders agreed to certain restrictive covenants to safeguard the rights of Tianjin Information. Upon an event of default or certain other agreed events under the Operation and Intellectual Property Service Agreement, the Option Agreement and the Equity Pledge Agreement, Tianjin Information may exercise the right to enforce the pledge.

There are no restrictions on assets of the VIE for payment of dividends to shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of March 31, 2021 and June 30, 2020, and for the nine and three months ended March 31, 2021 and 2020, respectively.

	March 31, 2021	June 30, 2020
Current assets	$1,011,772	$895,321
Non-current assets	699,169	924,537
Total assets	$1,710,941	$1,819,858

Current liabilities	$1,466,275	$618,663
Non-current liabilities	166,760	341,273
Total liabilities	$1,633,035	$959,936

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Revenues	$152,924	$-
Gross profit	$86,000	$-
Net loss	$(1,881,939)	$(944,617)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$17,685	$-
Gross profit	$7,774	$-
Net loss	$(785,680)	$(235,541)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2021 and June 30, 2020, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

RESTRICTED CASH / ESCROW

Restricted cash is cash held in an indemnification escrow account under requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018, but in no event it shall be held in escrow for longer than 24 months. The restricted cash was released during the nine months ended March 31, 2021.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal, identity information recognition products, is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $47,257 and $44,237 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of March 31, 2021 and June 30, 2020, respectively.

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

The carrying value of the Company’s short-term financial instruments, such as cash, accounts receivable, prepaid expenses, accounts payable, advance from customers, accrued expenses and other payables approximate their FV due to their short maturities.

As of March 31, 2021 and June 30, 2020, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the nine and three months ended March 31, 2021 and 2020, there was no impairment loss recognized on long-lived assets.

DEFERRED REVENUE

Deferred revenue consists primarily of local government’s financial support under “2020 Harbin Eyas Plan” to Xunrui for technology innovation of developing the Intelligent Campus Security Management Platform. The Company will record the grant as income when it passes local government’s inspection of the project.

LEASES

On July 1, 2019, the Company adopted FASB ASC Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after July 1, 2019 are presented under FASB ASC Topic 842, while prior period amounts were not adjusted and continue to be reported in accordance with its historical accounting under FASB ASC Topic 840.

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

The adoption did not impact the Company’s beginning accumulated deficit, or its prior year consolidated statement of operations and statement of cash flows.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2021 or June 30, 2020.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. At March 31, 2021, the net ROU was $1,525,461 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. At March 31, 2021, total operating lease liabilities (includes current and noncurrent) was $1,436,735, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

REVENUE RECOGNITION

The Company follows Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606.

The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer.

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

The Company derives its revenues from product sales and professional service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the service price to the customer is fixed upon acceptance of the professional services contract. The Company recognizes revenue when professional service is rendered to the customer and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of March 31, 2021, the Company had no unrecognized tax benefits and no charges during the nine and three months ended March 31, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of March 31, 2021. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

As of March 31, 2021, Zhangxun was 30.19% owned by noncontolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest. During the nine and three months ended March 31, 2021, the Company had loss of $93,902 and $57,347 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $66,779 and $733,849 at March 31, 2021and June 30, 2020, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of March 31, 2021, cash of $80,265 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of March 31, 2021, the cash balance of $24,133 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the nine months ended March 31, 2021, the Company sold $117,325 safe campus intelligence control systems and related devices to two schools. For the three months ended March 31, 2021, the Company sold $17,905 face temperature measurement access control products to one customer.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows

	March 31,	March 31,	June 30,
	2021	2020	2020
Period end USD: RMB exchange rate	6.5713	7.0851	7.0795
Average USD: RMB exchange rate	6.6820	6.9993	7.0199

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended March 31, 2021 and 2020, the Company’s basic and diluted loss per share are the same due to the outstanding warrants being anti-dilutive as a result of the Company’s net loss.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2021	June 30, 2020
Furniture and fixtures	$108,409	$71,778
Vehicle	3,044	2,825
Leasehold improvement	238,537	203,751
Office equipment	208,913	174,253
Subtotal	558,903	452,607
Less: accumulated depreciation	256,964	161,576
Total	$301,939	$291,031

Depreciation for the nine months ended March 31, 2021 and 2020 was $104,841 and $33,263, respectively. Depreciation for the three months ended March 31, 2021 and 2020 was $38,819 and $23,556, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2021	June 30, 2020
Software registration right	$57,173	$36,705
Patent	33,065	22,578
Software development (see Note 5)	1,000,000	-
Value-added telecommunications business license	15,974	14,827
Subtotal	1,106,212	74,110
Less: Accumulated amortization	65,182	53,416
Total	$1,041,030	$20,694

Amortization for the nine months ended March 31, 2021 and 2020 were $7,509 and $5,273, respectively. Amortization for the three months ended March 31, 2021 and 2020 were $5,292 and $3,546, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	June 30, 2020
Security deposit	$31,462	$156,023
Prepaid expenses	35,062	-
Prepaid software development	150,000	1,200,000
Prepaid insurance	69,769	-
Prepayment for inventory from Heqin	-	101,252
Other receivables - Heqin	560,011	522,636
Others	54,702	76,572
Total	$901,006	$2,056,483

Prepaid software development

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work for the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within 12 months and thereafter maintain the system for 36 months. The amount to be paid under the agreement is $1,200,000. As of March 31, 2021, the Company paid SDT $1,000,000, of which, $400,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, $600,000 cost incurred after the technological feasibility was established and a working model was produced was recorded as intangible asset – software development (Note 4). On April 23, 2021, the Company and SDT entered a project contract termination agreement due to certain functions of the software system cannot meet the Company’s needs after the inspection by the Company; the Company and SDT will not pursue any further demands to each other regarding the software development project, and the Company is not obligated to pay the remaining payment of $0.20 million to SDT.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for 36 months. The total payments to be made under the agreement is $1,200,000. As of March 31, 2021, the Company paid HW (HK) Limited $900,000, of which, $350,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, which included a working model; $400,000 costed incurred after the technological feasibility was recorded as intangible asset – software development (Note 4), and $150,000 was recorded as prepaid software development expenses.

Other receivables - Heqin

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of March 31, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($560,011) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date. As of this report date, Heqin did not repay these two loans. All the loans to Heqin are secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

On August 26, 2020, Heqin provided a repayment plan to the Company that the loan would be settled by February 2021; however, due to Covid-19 impact to Heqin’s business, Heqin adjusted the repayment plan based on expected monthly cash collection from its customers, the revised monthly payment starting from May 2021 as follows:

May 2021: repay RMB 400,000 ($60,871)

June 2021: repay RMB 800,000 ($121,742)

July 2021: repay RMB 800,000 ($121,742)

August 2021: repay RMB 1,000,000 ($152,176)

September 2021: repay RMB 600,000 ($91,306)

October 2021: repay RMB 80,000 ($12,174)

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

In addition, at June 30, 2020, the Company prepaid $101,252 for goods to be purchased from Heqin, which was received during the nine months ended March 31, 2021.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2021	June 30, 2020
Other payables	$50,606	$97,119
Senior officer’s salary payable	175,764	93,227
Salary payable - employees	163,850	84,588
Total	$390,220	$274,934

NOTE 7 – LOANS PAYABLE

As of March 31, 2021, the Company entered several loan agreements with an unrelated party for $741,101, these loans bear no interest, and are required to be repaid any time before December 31, 2021.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement on November 30, 2019 from December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded under right of use asset; at March 31, 2021, the net ROU for auto leasing was $0.

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement, and was recorded as prepaid expense since the lease term was not over one year, and not required to be accounted for as a ROU. This rental agreement was canceled in June 2020 and the unused rents of RMB 120,000 ($17,620) was returned to the Company.

The Company recorded car lease expense to the Company’s President of $10,775 and $9,400 for the nine months ended March 31, 2021 and 2020. The Company recorded car lease expense to the Company’s President of $0 and $5,158 for the three months ended March 31, 2021 and 2020.

In April 2020, the Company’s President entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. The rent expense for this agreement was $8,418 and $2,186 for the nine months ended March 31, 2021 and 2020, respectively. The rent expense for this agreement was $2,881 and $729 for the three months ended March 31, 2021 and 2020, respectively.

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rent expense for this agreement was $12,257 for the nine months ended March 31, 2021.

NOTE 9 – COMMON STOCK AND WARRANTS

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

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at $6 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 168%, risk-free interest rate of 2.64% and dividend yield of 0%. The FV of the warrants issued at grant date was $387,727, and was recorded as offering costs. Following is a summary of the activities of warrants for the nine months ended March 31, 2021:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at July 1, 2020	101,500	$6.00	3.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at March 31, 2021	101,500	$6.00	2.72
Exercisable at March 31, 2021	101,500	$6.00	2.72

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of March 31, 2021, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $769,364. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of March 31, 2021, the Company has approximately $7.53 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2020 through 2024. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of March 31, 2021 and June 30, 2020.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2021 and 2020:

	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.3)%	(3.1)%
Permanent difference	%	-%
Effect of PRC tax holiday	3.4%	0.8%
Valuation allowance	20.9%	23.3%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2021 and 2020:

	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.4)%	(3.6)%
Permanent difference	%	-%
Effect of PRC tax holiday	3.5%	5.2%
Valuation allowance	20.9%	19.4%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of March 31, 2021 and June 30, 2020 is as follows:

	March 31, 2021	June 30, 2020
Deferred tax asset
Net operating loss	$1,507,555	$1,048,593
R&D expense	123,750	115,500
Accrued expense of officers’ salary	26,365	13,984
Depreciation and amortization	8,219	8,219
Inventory impairment	10,966	10,966
ROU	12,667	-
Total	1,689,522	1,197,262
Less: valuation allowance	(1,689,522)	(1,197,262)
Net deferred tax asset	$-	$-

NOTE 11 – COMMITMENTS

Leases

On March 20, 2019, the Company entered into the one-year operating lease for senior management’s dormitory. The lease expired March 22, 2020 and had a monthly rent of RMB 5,200 (or $735). The Company did not renew the lease upon expiration.

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or $96,000). The Company will receive a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU which is being amortized over the term of the lease.

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

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year rent is RMB 1,383,970 ($207,000). The second year rent is RMB 1,425,909 ($202,800). The security deposit is RMB 115,311 ($16,400). The total rent for the lease period is to be paid in four installments.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Operating lease expense	$588,924	$113,211

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease expense	$229,745	$31,727

March 31, 2021
Right-of-use assets	$1,525,461
Lease liabilities - current	659,280
Lease liabilities - noncurrent	777,455
Weighted average remaining lease term	1.93 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2021:

12 Months Ending March 31,	Minimum Lease Payment
2022	$724,240
2023	672,328
2024	129,101
Total undiscounted cash flows	1,525,669
Less: imputed interest	(88,934)
Present value of lease liabilities	$1,436,735

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred subsequent to March 31, 2021 through the date the CFS was issued, and no material subsequent event was identified.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers;

●	influences of COVID-19 on China’s economy and society;

Overview

We were incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed our name to Datasea Inc. on May 27, 2015 by amending our articles of incorporation. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock of the Company to Zhixin Liu, an owner of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of common stock of the Company to Ms. Liu.

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

Following the Share Exchange, the Shareholders, being Zhixin Liu and her father, Fu Liu, owned approximately 82% of the Company’s outstanding shares of common stock. As of October 29, 2015, there were 18,333,333 shares of common stock issued and outstanding, 15,000,000 of which were beneficially owned by Zhixin Liu and Fu Liu. After the Share Exchange, the Company, through its consolidated subsidiaries and VIE, is engaged in providing Internet security products and equipment, new media advertising, micro-marketing, and data analysis services in the PRC.

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

On October 22, 2020, the Company entered into a common stock purchase agreement with Triton Funds LP (“Triton”). Pursuant to the Purchase Agreement, subject to certain conditions set forth in the Purchase Agreement, Triton was obligated, pursuant to a purchase notice by the Company, to purchase up to $2 million of the Company’s common stock from time to time through March 31, 2021. The Company is precluded from submitting a purchase notice to Triton if the closing price is less than $1.65 per share as reported on the Nasdaq Stock Market.

On November 11, 2020, the Company and Triton closed an equity financing for the issuance of 520,000 shares of the Company’s common stock at $1.80 per share, the Company received $931,000 proceeds from the financing after deducting $5,000 expenses. Effective as of November 10, 2020, the Company has exercised its right to terminate the Agreement for any reason.

During the reporting period, the company’s smart community system business achieved a new business model upgrade and expanded its client base to include both businesses and consumers, to provide community property management systems, intelligent community management services, epidemic prevention and control system services, and to directly provide families and individuals convenient, value-added services such as online shopping or making payments through several Datasea wisdom APP. The company strategically provides value-added services to individual consumers and supports businesses to achieve higher gross margins.

The Company signed new agreements with a number of institutions to continue providing big data AI value-added payment services. Datasea’s intelligent information service allows retailers to use facial recognition technology to charge customers for using the service in brick-and-mortar stores in exchange for 0.38% of the amount of transactions made using the service. Other than providing customer management and service function, the system also captures value from payment data and powers data analytics and consumer profiling. With the data stored in consumer behavior, through modeling, mining and analysis of consumer behavior data to accurately predict trends of shopping and shopping demand, the system can realize accurate recommendations of commodities and services.。 To pave the way for the long-term business relationship and high-profile consumer data capturing, each service agreement period lasts for at least a year.

As an important business layout of DataSea’s business development and tactical application extension, the company established a new subsidiary Shuhai Zhangxun to tap into the next generation of messaging experiences and be dedicated to exploring 5G value-added services (e.g., 5G messaging) opportunities brought by the combination and extension of the Company’s smart security platform, big data platform and other technology capabilities currently owned by Datasea. 5G messaging will help upgrade and reinforce our offerings in the smart solutions and other business lines into which we have tapped. As of this reporting date, in accordance with the guidelines of telecom operators for the 5G messaging industry, the company has completed the development of SAAS software system for the industries of finance, e-commerce, logistics, catering and tourism in terms of 5G messaging product development. For the application of 5G message industry, the company has obtained authorization for development and use from customers in logistics, tourism, catering and other industries.

During the quarter ending March 31, 2021, the Company obtained the following software registrations that are registered with the National Copyright Administration of the PRC.

No.	Certificate Name	Certificate Number

1	Dangerous incident early warning and alarm system V1.0 for campus security	Registration No.7177594

2	Registration system V1.0 of personnel information for community prevention and control	Registration No.7140470

3	Security management system V1.0 smart community	Registration No.7125871

4	Health information management system V1.0 for community prevention and control	Registration No.7131600

5	Datasea’s three-dimensional linkage system V1.0 for COVID-19 prevention and control in community	Registration No.7128687

Results of Operations

Comparison of the nine months ending March 31, 2021 and 2020

The following table sets forth the results of our operations for the nine months ending March 31, 2021 and 2020, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2021	% of Sales	2020	% of Sales
Sale	$152,925		$-
Cost of goods sold	66,925	44%	-	-%
Gross profit (loss)	86,000	56%	-	-%
Selling expenses	295,252	193%	142,605	-%
Research and development	537,009	351%	799,511	-%
General and administrative expenses	2,377,257	1,555%	1,373,837	-%
Total operating expenses	3,209,518	2,099%	2,315,953	-%
Loss from operations	(3,123,518)	(2,043)%	(2,315,953)	-%
Non-operating income (expenses), net	(20,244)	(13)%	40,196	-%
Loss before income taxes	(3,143,762)	(2,056)%	(2,275,757)	-%
Income tax expense	-	%	-	-%
Loss before noncontrolling interest	(3,143,762)	(2,056)%	(2,275,757)	-%
Less: loss attributable to noncontrolling interest	(93,902)	(62)%	-	-%
Net loss to the Company	$(3,049,860)	(1,994)%	(2,275,757)	-%

Revenue

We had revenue of $152,925 and $0 for the nine months ending March 31, 2021 and 2020, respectively. The increase was mainly due to $117,300 sales of safe campus intelligence control systems and related devices to two schools, and $17,900 face temperature measurement access control products to one customer, and $17,700 other small sales of face recognition terminals and related devices to residential communities in China.

Cost of Goods Sold

We recorded $66,925 and $0 cost of goods sold for the nine months ending March 31, 2021 and 2020, respectively.

Gross Profit (Loss)

The gross income (loss) for the nine months ending March 31, 2021 and 2020 was $86,000 and $0, respectively. The increased gross income was mainly due increased revenue.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $295,252 and $142,605 for the nine months ending March 31, 2021 and 2020, respectively, representing an increase of $152,647 or 107%. The increase was mainly due to increased payroll expense by $124,670, increased marketing and entertainment expense by $21,680.

As we are currently focusing our effort in the research and development (“R&D”) of our products and software to assist schools and communities in addressing public health and safety matters, expanding the artificial intelligence application and products, forming a new business model providing online shopping and other value-added services, and developing 5G messaging products, we incurred R&D expenses of $537,009 and $799,511 during the nine months ending March 31, 2021 and 2020, respectively. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $1,003,420, or 73% from $1,373,837 during the nine months ended March 31, 2020 to $2,377,257 during the comparable period in 2021. The increases were attributed to increases in rental expense by $369,980, increased office expenses by $46,670, increased salary expense by $218,530, increased meal and entertainment expense by $59,960, increased management fees by $48,050, increased office improvement expenses by $43,460, increased professional fees by $153,740, and increased other G&A expenses by $62,990 due to setting up new subsidiaries for nine months ended March 31, 2021.

Non-operating Income (expenses), net

Non-operating income (expenses) was $(20,244) and $40,196 for the nine months ending March 31, 2021 and 2020, respectively. For the nine months ending March 31, 2021, we had interest income of $1,916 and other expenses of $22,160. For the nine months ending March 31, 2020, we had interest income of $43,828 and other expenses of $3,632.

Net Loss

We generated net losses of $(3,049,860) and $(2,275,757) for the nine months ending March 31, 2021 and 2020, respectively, mainly due to increased G&A expenses as described above.

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended December 31, 2021 and 2020, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2021	% of Sales	2020	% of Sales
Sale	$17,686		$-
Cost of goods sold	9,912	56%	-	-%
Gross profit (loss)	7,774	44%	-	-%
Selling expenses	121,216	685%	33,284	-%
Research and development	207,774	1,175%	229,146	-%
General and administrative expenses	945,285	5,345%	428,227	-%
Total operating expenses	1,274,275	7,205%	690,657	-%
Loss from operations	(1,266,501)	(7,161)%	(690,657)	-%
Non-operating income (expenses), net	(9,846)	(56)%	12,918	-%
Loss before income taxes	(1,276,347)	(7,217)%	(677,739)	-%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,276,347)	(7,217)%	(677,739)	-%
Less: loss attributable to noncontrolling interest	(57,347)	(324)%	-	-%
Net loss to the Company	$(1,219,000)	(6,892)%	(677,739)	-%

Revenue

We had revenue of $17,686 and $0 for the three months ending March 31, 2021 and 2020, respectively. The increase was mainly due to $17,686 sales of face temperature measurement access control products to one customer during the three months ended March 31, 2021.

Cost of Goods Sold

We recorded $9,912 and $0 cost of goods sold for the three months ending March 31, 2021 and 2020, respectively.

Gross Profit (Loss)

The gross income (loss) for the three months ending March 31, 2021 and 2020 was $7,774 and $0, respectively. The gross income was mainly due to increased revenue.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $121,216 and $33,284 for the three months ending March 31, 2021 and 2020, respectively; an increase of $87,932 or 264%. The increase was mainly due to increased travel expense by $5,770, increased entertainment by $2,570, increased office expense by $8,230,increased payroll expense of salespersons by $59,060, and increased other selling expenses by $12,290 due to setting up new subsidiaries.

We are currently focusing our efforts on the research and development (“R&D”) of our products and software to assist schools and communities in addressing public health and safety matters, expanding the artificial intelligence application and products, forming a new business model providing online shopping and other value-added services, and developing 5G messaging products. We incurred R&D expenses of $207,774 and $229,146 during the three months ending March 31, 2021 and 2020, respectively. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $517,058, or 121% from $428,227 during the three months ending March 31, 2020 to $945,285 during the comparable period in 2021. The increases were attributed to increases in rental expenses by $170,900 , increased payroll expenses by $131,800, increased professional fees by $80,280, increased property management expenses by $23,840, increased leasehold improvement expenses by $22,270, increased auto expenses by $14,970 and increased other G&A expenses by $72,500 due to setting up new subsidiaries.

Non-operating Income (expenses), net

Non-operating income (expenses) was $(9,846) and $12,918 for the three months ending March 31, 2021 and 2020, respectively. For the three months ending March 31, 2021, we had interest income $112 and other expenses $9,958. For the three months ending March 31, 2020, we had interest income $10,134 and other income $2,784.

Net Loss

We generated net losses of $(1,219,000) and $(677,739) for the three months ending March 31, 2021 and 2020, respectively, mainly due to increased G&A expenses and increased non-operating expenses as describe above.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sales of our common stock and shareholder loans. Our management recognizes that we must generate sales and additional cash resources in order for our Company to continue our operations. Given the market space for the industry chain brought by the booming development of 5G technology in China, increased interest in public safety and pandemic control and prevention in different scenarios, the potential for data captured by the company in the consumer analytics and synergy effect, the expansion of our own 5G business, and the increased demand for our smart community, safe campus, smart payment and other projects, our management believes that our business has the potential to continue to grow.

We expect to generate revenue through expanding our current Safe Campus business, promoting Epidemic related systems, and public community security products, and other artificial intelligence application and products such as face recognition products, and through continuous product innovation and development as well as various types of value-added services. If revenues are not generated or do not reach the level anticipated in our plan, in order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us. We will also generate cash flow through cash income and governmental subsidies to support future operations.

As of March 31, 2021, we had a working capital deficit of $274,760 or a current ratio of 0.86:1. Our current assets were $1,714,328. As of June 30, 2020, we had a working capital of $2,609,032 excluding the restricted cash of $600,000 (or a current ratio of 4.78:1). Our current assets on June 30, 2020 were $3,298,523 excluding the restricted cash of $600,000.

We expect the Company will continue to support its operations and investment plans through its financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(3,061,955)	$(3,685,213)
Net cash used in investing activities	$(128,988)	$(248,333)
Net cash provided by (used in) financing activities	$1,659,824	$(85,091)

Cash Flow from Operating Activities

Net cash used in operating activities was $3,061,955 during the nine months ending March 31, 2021, compared to net cash used in operating activities of $3,685,213 during the nine months ending March 31, 2020, a decrease of cash outflow by $623,258. The decrease in cash outflow was mainly due to decreased cash outflow of prepaid expenses and other current assets by $1,093,379 which was partly offset by increased cash outflow from payment on operating lease liabilities by $485,413.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $128,988 for the nine months ended March 31, 2021, which primarily was for cash paid for the acquisition of office furniture and equipment and leasehold improvements of $103,054, and for intangible assets of $25,934. Net cash used in investing activities totaled $248,333 for the nine months ended March 31, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment of $248,333.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,659,824 during the nine months ending March 31, 2021, which was the net proceeds from sale of our common stock through an equity financing of $931,000 and proceeds from loan payable of $728,824. Net cash used in financing activities was $85,091 during the nine months ending March 31, 2020, which primarily consisted of repayment of a shareholder loan, net of $85,091. It is expected that the Company will continue to support its operations and investment plans through its financing activities.

Going forward

The projects for safe campus, smart community, smart payment processing, and 5G messaging have become our current business focus. The development speed and growth of the business are highly relevant to the overall recovery and sustained upward growing trend of China’s domestic market and economy after the 2020 pandemic.

We will continue to upgrade our smart business solutions, continue to innovate the business models for safe campus, smart community, and other systems. With 5G messaging having achieved some customer adoption, the rapidly improving market capacity, and our continuing efforts to improve our service content, we believe we can establish an individual customer base and increase our gross profit margins.

Relying on the integration of big data platforms and smart platform, DataSea focuses on 5G messaging project products and services to help more Chinese small and medium-sized enterprises undergo digital transformation. We believe that its expansion in China will bring us more business opportunities and create better revenue and profit sources.

Looking forward to the future, Datasea has become an emerging technology company in China that is committed to providing intelligent product solutions and value-added services. We insist on a fusion perception (non-visual +visual), cognitive decision-making and emergency-responding management technology application framework; from both our core business and value-added services, to create business value for our customers and to obtain the return on capital for our shareholders.

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

In order to remediate the foregoing weaknesses, the Company has undertaken the following steps:

●	Continuing improve internal control charts, including, but not limited to, budget approval process, procurement and assets control, credit control, internal auditing and a cost accounting, and review of the accounting professional duties and responsibilities handbook.

The company has prepared a compilation of internal control policies. Policies on internal procurement control, and inventory management and control to prevent and detect fraud have been put in place

 The internal control department and the legal department have established a joint working mechanism to review and spot check the implementation of the internal control system. Specific measures include interviews with the heads of relevant departments, and timely requests of the responsible persons to evaluate risks and corrective measures.

●	We are hiring financing underwriters to work with the international department to promote the financing of the company, strengthen the understanding and screening of investors backgrounds, and ensure the most suitable financing methods are chosen.

●

We are strengthening the joint working mechanism between internal and external lawyers to effectively prevent risks.

In addition, we have adopted internal control policies, including but not limited to, review of the accounting personnel duties and responsibilities handbook, a travel allowance policy, a reimbursement policy, a receivables policy, an asset control policy, an internal auditing policy and a cost accounting policy. In addition, we established an internal audit department led by the director of internal audit, and a legal team to ensure proper compliance and risk management.

●	To train the related personnel to execute the internal control policies and procedures; and

●	To summarize the internal control /audit reports quarterly to the Audit Committee.

●	all entities use the same set of accounting subjects in the financial software from Jan1 2021

We expect to further implement all measures in the fiscal year ending June 30, 2021. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Purchase Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2020).
10.2*	Distribution Partnership Agreement
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: May 14, 2021	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: May 14, 2021	By:	/s/ Jijin Zhang
	Name:	Jijin Zhang
	Title:	Chief Financial Officer (principal accounting officer)