Form 10-K
period 2021-06-30
DATASEA INC.
filed 2021-09-28
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Registrant’s common stock on December 31, 2020, as reported on Nasdaq Capital Market, was $12,944,578.

As of September 27, 2021, 23,911,042 shares of common stock, $0.001 par value per share, were issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2021

All references to “we,” “us,” “our,” “Company,” “Registrant” or similar terms used in this report refer to Datasea Inc., a Nevada corporation, including its consolidated subsidiaries and variable interest entity (“VIE”), unless the context otherwise indicates. In the context of describing our business, “we,” “us,” “our,” or “Company” refers to our VIE, unless the context otherwise indicates.

 “VIE” or “consolidated VIE” is a variable interest entity whose financial statements are included in our consolidated financial statements as a result of a series of agreements which give us, through our WFOE, control of the entity and gives us effective ownership of its assets. Our VIE is Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”).

“WFOE” or “PRC Subsidiary,” which is a wholly foreign owned entity and is a corporation organized under the laws of the PRC which is wholly owned by us, through our subsidiaries. Our WFOE is Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information”).

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

Our reporting currency is the US$. The functional currency of our entities located in China is the RMB. For the entities whose functional currency is the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into US$ are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currencies at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Recently, the Chinese government announced that it would step up supervision of Chinese firms listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data.

As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity and its subsidiary, collectively, the VIE. Due to PRC legal restrictions on foreign ownership in certain internet-related businesses we may explore and operate in the future, we do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. Our shares of common stock listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies. As an investor of our common stock, you may never directly hold equity interests in the Chinese operating companies. There is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If the Chinese regulatory authorities could disallow our structure or any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

- ii -

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors (some of which may be beyond our control), including:

●	uncertainties relating to our ability to establish and operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock or impair our ability to raise money

●	We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as a direct ownership structure.

●	We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

●	our ability to operate our company as a U.S. publicly-reporting and listed enterprise;

●	uncertainties relating to general economic and business conditions in China and worldwide;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our pricing policies or that of our competitors;

●	unanticipated delays in the development, commercialization or market acceptance of our products and services;

●	changes in Chinese government regulations;

●	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and

●	political stability and economic growth in China.

- iii -

PART I

Item 1. Description of Business.

Overview

Datasea, Inc. (the “Company” or “Datasea”) was incorporated in Nevada on September 26, 2014. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity (the “VIE”). We do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies. For a description of our corporate structure and contractual arrangements, see “Corporate Structure” on page 24 and “VIE Agreements” on page F-10.

We are a fast-growing enterprise that leverages cutting edge technologies to provide smart security solutions. We also expand our business coverage strategically to areas like 5G messaging and smart payment solutions. Based in Beijing China, our proprietary technologies are geared towards a safe and stable society, and we answer to security needs of both enterprise and individual clients in scenarios including but not limited to residential communities, schools and scenic areas. We provide both hardware and software in our solutions.

The research and development of technology plays a vital role for the Company and is what makes us different. The Company does not only have visual intelligent algorithms such as facial recognition technology, but also develops non-visual intelligent algorithms like acoustic intelligence. Together with artificial intelligence, machine learning and data analytics capability, our solutions does not only provide visibility, but also identify the behavioural pattern and then use alerts to manage the situation actively. We create new opportunities for everything from intelligent detection to proactive optimization. The non-visual intelligent algorithms such as acoustic intelligence are the future of the smart security industry.

As our smart security technologies share similarities and connections with 5G messaging and smart payment solutions, we decided to tap into 5G messaging and smart payment market as a strategic move to enhance the Company’s competitiveness while creating new sources of revenue and profit.

Our Business Summary

1. Smart City Business

Based on the combination of a big data platform and a smart three-dimensional platform, the Company first developed smart campus, smart community, and smart scenic area system, and developed an epidemic prevention and control system under the situation of COVID-19 epidemic. These four application systems have formed the company’s smart city business ecosystem; In addition, the company has also developed a new technical system-satellite remote sensing image analysis system. The above constitute the “two platforms + five application systems” of the Company, and improved the Company’s market capabilities of smart city services. Satellite remote sensing image analysis system can provide powerful technical service support for government departments in urban public governance, such as natural disaster warning, meteorological warning, urban governance, scenic spot management, traffic control and so on.

During the reporting period, the Company completed various projects such as Harbin New District No. 1 School, Harbin No. 73 Middle School Smart Campus Security Control Platform Project, and China Pacific Life Insurance Heilongjiang Branch Office Building Access Control, Monitoring, and Alarm Projects. The Company’s deep cultivation in the northeast region has made effective progress has in the market. At the same time, the products have been recognized by well-known financial life insurance companies in the industry; In addition, Datasea and its wholly owned subsidiary company Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”), had signed a strategical agreement on September 22, 2021 with Eastcom Smart Chain (Beijing) Network Technology Co., Ltd. to provide smart systems and services for school canteens and restaurants in at least 200 schools and institutions in the next two years, with a total contract amount of not less than US$14,758,359 (RMB 95,339,000), indicating that the Company’s services in this field have further penetrated into subdivisions.

The Company has completed version 1.0 of the satellite remote sensing image analysis system, which has an innovative smart city management and control capabilities that can provide services for disaster early warning, urban planning, safety monitoring, environmental monitoring and other fields to meet needs of market, and lay the foundation for the Company to create operating income in the next fiscal year.

2. Acoustic Intelligent Business

Smart security products are mainly developed with traditional visual perception technology. However, non-visual perception technology is the future of the Smart security industry. Therefore, we introduced artificial intelligence technology to enhance the ability of our perceptual technologies. Also, by using multiple data sources, products are able to achieve greater accuracy, maintain competitive advantage, and be used in a wider range of applications. Therefore, in addition to the visual system, we developed acoustic intelligence to enhance our Smart security solutions. By capturing sound vibrations, sensors can shape unseen aspects and events in the environment.

The Company has reached a strategic cooperation with the Institute of Acoustics of The Chinese Academy of Sciences on April 8, 2021, the most authoritative research institute in acoustics in China, which supplies the core technologies including noise control, medical acoustics, ultrasound and vibroacoustics. These technologies will not only help to upgrade the Company’s current smart security solutions, break through the limitations of traditional image-based solutions, but also be used in the fields of smart cities, smart communities, smart terminals, 5G information, and other areas of the Company’s existing products and customer layouts. Besides, acoustic intelligence itself is very widely applicable, for example, there are demands in the global industrial Internet of Things, smart city, consumptions, medical beauty, medical care, agriculture and other areas.

At present, the acoustic intelligent technology of Datasea has reached the 1.0 stage, and the hardware products are in the stage of production, processing and design. The Company plans to launch and publish the “Acoustic Intelligent Technology White Paper” jointly with the national industry standard department in the near future.

During the reporting period, the Company established voice perception and acoustic effects as the two main technical directions, and has obtained 4 independent research and development core technology invention patents and 4 software copyrights. At the present, Datasea Acoustic Intelligent Technology has achieved stage 1.0, and has achieved certain results in the market application demonstration, indicating that Datasea has the ability to implement the acoustic intelligent landing project in the field of visual and non-perceptual fusion perception.

3. 5G Message Business

As our smart security technologies share similarities and connections with 5G messaging and smart payment solutions, we decided to tap into 5G messaging and smart payment market as a strategic move to enhance the Company’s competence while creating new sources of revenue and profit.

In November 2020, the Company established Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) to seize the market opportunities of the next generation of information services and take charge of the research and development, application and marketing of 5G message-related technologies. At the present, the Company has not only completed relevant product research and development, but also designed application templates for various industries including finance, e-commerce, logistics, tourism, government affairs, education and electricity, and successfully signed the first batch of enterprise customers and sales partners.

The 5G message marketing cloud platform developed by the Company aims to solve all communication and marketing needs of merchants and customers for communication, sales, and maintenance. This is a product intended to unify customer and prospect marketing signals in a single view with functions like precise SaaS value-added services, data monetization and message-marketing. The Company’s 5G messaging business and smart phones are combined into a three-dimensional touch mode to build private domain relations with customers. It can serve all industries with marketing needs for customers and has extremely broad application potential.

During the reporting period, the Company held 3 product cooperation distribution conferences, successfully signed up more than 14 partners, with a contract value of $316,718 (RMB 2.046 million), and realized cash flow income of more than $239,938 (RMB 1.55 million); the Company and YTO National Engineering Laboratory initiated the establishment of the “5G Message Application Research Joint Laboratory”, and became the secretary-general unit of the 5G Message Professional Committee of the China Association of Communications Enterprises to jointly formulate 5G message standards for the Chinese logistics industry. Also, the Company has become a member of the 5G messaging working group of the Ministry of Industry and Information Technology, and participate in the drafting and formulation of national 5G messaging related policies.

In terms of market coverage, 5G messaging product channels have expanded to 5 provinces and cities in Shanghai, Chongqing, Zhejiang, Yunnan and Shaanxi, accounting for 14% of China’s provincial-level administrative regions, greatly enhancing the Company’s national business scope. It also shows that the market awareness and acceptance of 5G messaging services are rapidly increasing; moreover, Zhangxun has signed a total value of approximately $8.20 Million (RMB 53 million) with China’s leading converged communications service providers Hubei Kuanyun and Beijing Quantum Communications which indicates that the Company’s technical standards and service capabilities have been recognized by major customers in the Chinese market; at the same time, the Company has become one of the major CSPs (content service providers) of the three major domestic telecom operators. The above laid the foundation for the rapid increase in revenue in the future.

4. Smart Payment Business

Our Smart Payment service provides customers with comprehensive payment and settlement services by using face recognition and big data analysis technologies. At the same time, combined with the Company’s existing 5G marketing cloud platform and other products, the Company strengthens the overall positioning of target customers, acquisition and service capabilities. The Company helps customers to enter into the overall service ecosystem composed of various systems and products, and strengthens the interconnection and linkage between products.

The Company’s payment and settlement system platform can be applied to PC, mobile terminals, intelligent terminal, and the unification of the POS machine. No matter which kinds of payment and settlement channels the customers use, they can use the payment and settlement system statements and data statistics, account settlement, data statistics, and the overall polymerization.

Relying on the account system, capital link and risk control system of payment, our smart payment system has established a comprehensive payment application system based on facial recognition, QR code recognition, big data analysis and other technologies based on the needs of different scenarios. Through the above industrial layout and the building of technical capability platform, the Company has initially formed the “intelligent ecology” of Datasea system, and gradually grown into the solution.

During the reporting period, the Company entered into service agreements involving its Smart Payment Service System with 11 institutions in the fields of consumption, finance, commerce and other industries and signed agreements, covering 8 cities including Shanghai, Shenzhen, Guangzhou, Dongguan, Shanwei, Xiamen, and Tianjin, expanding the smart payment business. At the same time, the data sea smart payment system is interconnected with the Company’s 5G messaging, smart community and other systems through the API interface, allowing consumers to enjoy the best user experience of obtaining information, service selection and purchase payment, and at the same time enabling the Company’s various systems to provide customers with the business needs.

Overall, after the current fiscal year, the Company continued to sign major customer agreements including Hubei Kuanyun and Quantum Communications. As of September 28, 2021, the total contract value in RMB is approximately US$8.2 million (RMB 53 million), both of which come from 2 contracts in the 5G messaging business segment.

As of September 2021, the Company’s business and customers covered 18 provinces in China, and about 60% of China’s provincial administrative regions achieved cumulative sales of the Company’s products; among which the Company has obtained 5G messaging business for the first time in Shanghai, Chongqing, Zhejiang and Guangdong during the reporting period, resulting in the Company’s series products being sold in 60% of China’s provincial administrative regions.

During the reporting period, we launched an office in New York for the Company’s board of directors and management to expand the Company’s business scope, institutional cooperation, investor relation base and international brand influence in the United States.

Impact of coronavirus outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” During the period from January to March 2020, the Company’s marketing and business developments efforts were materially adversely affected since, among other reasons, the Company’s employees were not able to return to our offices to resume their duties. The Company resumed its operations in April 2020. As a recipient of the PRC government support programs intended to mitigate the adverse economic impact of the pandemic, the Company’s business operations has recovered and not be materially affected going forward. Its Smart security platform has enabled the Company’s R&D team to continue working in online mode during the pandemic. In addition, the Company believes its efforts to move its functions online were sufficiently prompt and effective to minimize adverse effects on the Company’s financial reporting and internal control over financing reporting systems. The Company does not anticipate any impairments of its assets. However, the Company expects that the impact of the COVID-19 outbreak on the United States and world economies may have a material adverse effect on the demand for the Company’s services. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that the pandemic continues on for a longer period of time, we may need to raise capital in the future.

The COVID-19 pandemic has prompted the Company to focus on developing epidemic related products to pursue new business opportunities. In connection with the intensifying efforts to contain the spread of COVID-19, the Chinese government has taken a number of actions, which included extending the Chinese Spring Festival in 2020, quarantining individuals infected with or suspected of having COVID-19, prohibiting residents from free travel, encouraging employees of enterprises to work remotely from home and cancelling public activities, among others. According to a press release of CNN Hong Kong dated August 23, 2021, China reported no new locally transmitted Covid-19 cases on August 23, 2021 for the first time since July this year, according to its National Health Commission (NHC), as authorities double down on the country’s stringent zero-Covid approach. In response to the entire country’s efforts to combat the spread of COVID-19, the Company integrated the epidemic prevention and control system and epidemic prevention and control functions as a sub-module into the regular Smart Campus System and Smart Public Community System.

Recent Developments

On August 17, 2020, Shuhai Information Technology Co., Ltd. (hereinafter referred to as Shuhai Beijing), the VIE of Datasea Inc., was registered and founded a wholly-owned subsidiary in Shenzhen, Guangdong —- Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd., with the purpose of carrying out smart security business in the Guangdong-Hong Kong-Macao Greater Bay Area as well as international import and export in a timely manner.

In June 2020, the Company filed a Registration Statement on Form S-8 to register 4,000,000 shares issuable pursuant to the 2018 Plan. The 2018 Plan was intended to attract and retain the best available personnel and provide additional incentives to employees, directors and consultants. 3,692 shares have been granted under the 2018 Plan as of the date of this prospectus.

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

On November 11, 2020, the Company and Triton closed an equity financing for the issuance of 520,000 shares of the Company’s common stock at $1.80 per share, the Company received $931,000 proceeds from the financing after deducting $5,000 expenses. Effective as of November 10, 2020, the Company exercised its right to terminate the Agreement.

On November 16, 2020, Guohao Century formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun. The purpose of the establishment of zhangxun is to expand the 5G field and 5G value-added service opportunities, and is responsible for the research and development, application and market promotion of 5G message-related technologies. It holds a business license issued by the Ministry of Industry and Information Technology of the People’s Republic of China to provide value-added telecommunications services.

On July 20, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell to such investors an aggregate of 2,436,904 shares of common stock of the Company at a purchase price of $3.48 per share. The Company also sold warrants to purchase 1,096,608 shares of common stock to such investors in a concurrent private placement. The closing of the sales of these securities under the securities purchase agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,636,796, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and will be used for working capital and general corporate purposes, and for the repayment of debt.

Corporate Business and Operational Developments

The Company’s current businesses include smart security solutions based on visual and non-visual multi-dimensional perception technologies, as well as strategic business expansions to 5G messaging and smart payment products which sharing similar underlying technologies. The products are divided into four categories, namely, Smart -City Solutions, Acoustic Intelligence, 5G messaging, and Smart Payment.

Our Detailed Business Analysis

1. Smart-City Business

The Company utilized visual perception technology and artificial intelligence data analysis solutions to develop a series of intelligent city. Our products are different from the traditional smart security solutions. They can not only conduct the identification process, but also the analysis and intervention process, making the overall protection more positive, active and intelligent. For the visual technology development, our products will further distinguish our existing products in the market, such as including certain acoustic intelligent multiple perception algorithm.

We have combined the gig data platform and the intelligent three-dimensional platform to develop four application systems to form a business ecosystem,, which will enhance the market capacity of our smart city business. Satellite remote sensing image analysis system can provide powerful technical service support for the government departments in urban public governance, such as natural disaster warning, meteorological warning, urban governance, scenic spot management, traffic control and so on.

Intelligent three-dimensional platform

Intelligent three-dimensional platform is an intelligent development, innovation and operation platform based on cloud computing, big data, artificial intelligence and the Internet of Things. The platform contributes to the urban governance, security, industrial development, public service in various fields such as digital transformation, and it improves the level of urban management, government management ability, and scientific management ability.

Intelligent three-dimensional platform makes use of rich urban data resources, technologically advanced computer vision algorithm, fusion algorithm of visual and non-visual perception, big data analysis engine, and global real-time analysis to correct operational defects of cities in real time, promote intelligent and sustainable development of cities, and realize urban governance. By opening up the neural network of the city, the whole city can be analyzed in real time, and the data can help the city think, make decisions and operate.

Platform highlights:

Intelligent Internet of Things

It provides a stable, efficient, high-performance and comprehensive Internet of Things platform, supports a variety of flexible delivery methods such as public cloud, privatization and independent deployment, and creates a three-dimensional foundation platform for enterprises.

Edge cloud fusion

It provides comprehensive functions, comprehensive coverage, and open source edge fusion capabilities for device edge, LAN edge, and network edge, so that business applications can run in a more convenient and flexible way between edge and cloud.

Multi-mode holographic sensing

The cloud center system is interconnected and analyzed by the cloud intelligent AI analysis system to generate and control the output of multi-mode data for analysis and display.

Visual emergency command

Around the unified data center, data visualization, command remote interconnection, data communication, system includes emergency on-duty, emergency but maps, remote collaboration, emergency rescue operation, comprehensive analysis and display, emergency rehearsal, resources information management, emergency rescue team management module, realize the remote unified management, unified monitoring, unified scheduling, Unified analysis of multidimensional emergency command.

Big data platform

The Company’s big data analysis system is based on an internet platform, and it provides the big data infrastructure and data application. A big data platform is highly scalability, real-time, high performance, low latency analysis, high fault tolerance, availability, support of heterogeneous environment, open, ease of use, and has lower cost; its core technologies include large-scale data flow processing technology, large-scale data management and analysis technology.

The system technology Architecture adopts service-oriented Architecture (SOA) and follows the principle of layering, with each layer providing services for the upper layer. The big data platform is analyzed layer by layer, including data interface layer, file storage layer, data storage layer, data analysis layer, data layer, business control layer, performance layer and system monitoring layer from bottom to top.

The big data platform provides precise, visual and dynamic data governance services for scenario-based applications in scenic areas, campuses, public communities and other industries. In addition, the platform covers the accumulation of rich data fields including big data basic technology, algorithms, models and data methodology, providing perfect and mature solutions. Through the full-link cloud data cooperation ecology including operation and maintenance support, data services and data products, it provides a comprehensive and full-coverage cloud experience for project requirements.

Platform highlights:

Lent Distributed data storage

The distributed network storage system uses an extensible system structure to meet the requirements of large-scale storage applications.

Massive data processing

The system processes TB or even PB data in seconds using a distributed architecture based on big data and a large-scale parallel processing system.

Real-time streaming computing

The robust computing power of cloud streaming computing services helps users build minute-level streaming computing applications such as clickstream analysis, e-commerce precise recommendation, financial real-time risk control and Internet of Things (IoT) monitoring.

Virtual Operation and Maintenance Management

A visual decision making product and AI service platform help customers to make integrated data decisions visually and intelligibly.

Based on the above two core platforms, the Company integrates intelligent hardware products including acoustic intelligent algorithms and hardware, high-precision face recognition as the core of a variety of sensory detectors, which helped to establish smart 3D security systems at the user side. Therefore, focusing on the basic areas like education, community and scenic area of smart city, we have developed three kinds of smart systems based on industrial scenarios to meet the increasing needs of customers, including smart campus system, smart community system, smart scenic area system and other industrial application systems.

In addition, after the outbreak of COVID-19 in 2020, the Company quickly developed an epidemic prevention and control system integrating temperature measurement, alarm and traceability, which is the fourth system in the Company’s smart city business sector, and also made contributions to the prevention and control of COVID-19 in China.

There are five systems of Smart-city business: smart campus system, smart community system, smart scenic area system, epidemic prevention and control system and satellite remote sensing image analysis system.

Smart Campus System

Relying on the integration of visual and non-visual perception algorithms, our Smart Campus security system is developed based on our big data security platform and smart 3D security platform, for the purpose of ensuring personal safety of teachers and students, improving campus security system, and enhancing overall prevention and control capacity throughout campus. We offer different options to meet the different requirements of kindergartens, primary schools, middle schools and colleges. Users can either buy the standard version (including basic function modules) or buy tailor-made system according to their specific needs. Information-based smart management all over the campus can now be implemented through data processing by such security system. So far, through systematic and statistical analysis of information, this system has been used for personnel identification management, alarm receipt and response management as well as file management so as to achieve intelligent data-based management of key targets (including people, location, object, matter, organization) as well as plans, contingencies and measures for prevention and control across the campus. In addition, with the increase in the number and frequency of individual users downloading and using the Smart Campus security system through their mobile devices, the Company has managed to explore the business model of providing individual users with value-added services like e-commerce platform interface.

Smart Public Community System

Our Smart public community security system has security functions of video surveillance, property management, vehicle analysis, electronic tour inspection and so on. Through real-time video monitoring, face recognition and other security functions, anomalies can be detected for risk control, and the application value of video can be improved in an efficient and simple way by transforming passive surveillance into active prevention, thus comprehensively improving the security prevention capacity throughout the community. The newly-designed module of smart community security system has been used in residential communities in Beijing Anhui, Fujian and other provinces. In order to satisfy diversified operational management requirements, the team has also developed different versions (WeChat applet, APP) mobile applications to meet the needs of households, property management and the whole community. Such system is designed to improve the efficiency of public community management and provide convenience for people in the community. We will promote this Smart public community security system nationwide in the near future.

Smart Scenic Area System

Based on our big data security platform and smart 3D security platform, our smart scenic area security system is developed as an all-round smart security solution towards users. Featuring a combination of functions (e.g. HD video surveillance, behavior and status analysis, electronic tour inspection system, statistical analysis of passenger flow and flow limiting system) and a number of systems like GIS map, comprehensive security management all over scenic area can be well implemented. Customers can either choose among different options according to the type of scenic areas or buy tailor-made systems according to their specific needs. Currently, the smart management system of scenic areas has realized data sharing through integration of multiple resources, and better ensured the orderly and secure operation of scenic areas through the visualized security management empowered by big data.

Our smart scenic area security system and will be officially launched on the market at a suitable time.

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

Characteristics - campus version

As part of Datasea’s Epidemic Control System (Campus Version), the Company’s R&D team has specifically developed an applet called Datasea Cloud School enabled by WeChat (student version and teacher version). This system can be integrated with functions like abnormal temperature reporting, real-time data uploading, anomaly alarming, assignment management, academic performance management, face recognition and so forth, thus helping schools carry out efficient epidemic control and ensure normal reaching and research operation.

Characteristics - public community version

The needs on security are more complicated in public places with dense population, such as residential communities, shopping malls and factories. Compared with the campus version, the community version also has functions of code scanning registration via mobile phones, thermal imaging temperature measurement, mask detection, home quarantine visits, etc., which has addressed the challenges of temperature detection of large passenger flows and low efficiency of epidemic detection that usually occurred in public places and has effectively cut off the spreading channels of the epidemic.

Given China’s market of normalized and persistence of epidemic prevention and control, according to the demand of the market and the characteristic, the Company developed the function of the epidemic prevention and control system, module based on embedded in the Company of Smart Campus system and public community wisdom in the system, to provide customers with conventional systems and services at the same time, meet the demand of school public and community of epidemic prevention. In late 2021, the Company has not carried out independent marketing for the epidemic system campus edition and public community office.

Satellite remote sensing image analysis system

Based on the application and market demand of the underlying platform of the existing big data platform and Intelligent three-dimensional platform, the Company integrated satellite remote sensing, telecom operator data, cloud management terminal and the technology application architecture of space and earth, to create an innovative smart city management and control system of “multi-source integration and integration of space, space and earth”.

Through independent innovation and cooperation with external scientific research institutions, the Company has created preliminary product and service capabilities. It mainly provides the following technical products and services for government departments and enterprises in the field of smart city construction, such as meteorological early warning, geological disaster early warning, urban planning, urban management, traffic control, disaster monitoring of agriculture, forestry, animal husbandry and fishery, safety monitoring, environmental monitoring and other smart city fields, as follows:

Remote sensing data processing

Through the transformation from IT to DT, the core technologies and service capabilities of remote sensing big data collection, storage, processing and mining are built to form a revenue model of remote sensing big data service.

A platform operation

Through implementing platform strategy and remote sensing market platform, we built remote sensing industry and application ecosystem, collect remote sensing data, technology, facilities, service providers and users, support mass entrepreneurship and crowdsourcing services, and form a profit model for cloud service platform operation.

Government Buy remote sensing products

Standardized remote sensing data and information products, remote sensing technical service products, remote sensing unmanned aerial system products and terminal application products are formed by implementing data acquisition and product production independently, forming a product sales revenue model.

Competitive analysis of Smart City Business:

In order to solve various problems arising from the process of, smart cities have become the main driving force for social development in recent years. At present, in the Chinese market, industry application solutions for smart cities are mainly concentrated in the fields of education, urban management, urban interconnection, people’s livelihood engineering and emergency response, and related system development and solutions are emerging one after another.

Datasea has a clear competitive advantage in the field of smart city solutions. Taking Datasea Smart Campus and Smart Community solutions as an example, the advantages mainly come from two aspects:

First, based on the Company’s big data platform and smart three-dimensional platform, the Company’s industry smart systems and solutions have comprehensive data analysis capabilities, efficient data management capabilities, and faster data operations among competing products in the same industry. ability. This made our products not only have strong analytical capabilities, but also good predictive capabilities and proactive intervention capabilities.

Second, the non-visual acoustic intelligent algorithm strengthened the original visual perception technology and it made the overall perception technology more diversified and integrated, which distinguishes the Company’s core technology from that of other competitors. The Company’s smart campus and smart community systems solutions integrated hardware and Company’s algorithms and software such as face recognition and voiceprint recognition, video recognition and audio recognition fusion, abnormal voice recognition, “semantic + voiceprint” voice perception, “integrated perception + intervention control” .

Industry Application:

There is a wide range of industry applications for China’s smart cities relevant fields, including the development of medical, transportation, logistics, finance, communications, education, energy, environmental protection and other fields, , and will help China expand domestic demand, adjust structure, and transform economic development. Therefore, promoting the “smart city” concept and relevant industry is a strategy that China will focus on developing in the future.

Relying on big data and three-dimensional intelligence platform, in addition to the existing industry applications in education, public communities and scenic spots, the Company can continuously develop and replicate the needs of related industries, and launch more targeted, innovative systems and solutions.

In addition, the Company’s multi-dimensional expansion will be carried out in response to the growing demand for new urban development. For example, in areas such as emergency rescue and natural disaster early warning, the Company has developed the fifth largest system of smart cities, the satellite remote sensing system, based on its own technology extension and industry and technical resource integration capabilities, as a new smart city business segment. The Company also added content to provide strong technical service support for government departments in urban public governance, such as weather warning, urban planning, and traffic control.

Market Expectation:

According to the 2018-2023 China industry market outlook and investment strategy planning analysis report, in 2019, China’s domestic smart city-related investment has reached approximately 22.9 billion U.S. dollars, and the global market has reached 1.1 trillion U.S. dollars. In the past ten years or so, countries have invested heavily in the construction of smart cities, and the amount of investment has increased year by year. According to the forecast of the Foresight Industry Research Institute, China’s smart city market will reach 25 trillion by 2022.

Business progress and development plan:

During the reporting period, the Company’s smart community system business achieved a new business model upgrade and expanded the product coverage to individual customers to expand the Company’s revenue sources. In addition to providing community intelligent management services and epidemic prevention and control system services for the clients of community property management companies, the Company also directly provides convenient value-added services such as online shopping malls for community residents, families and individuals. The Company’s strategic focus revolves around the needs and growth potential of the community, through providing individual users with comprehensive value-added services such as e-commerce to obtain sustained revenue and higher gross profit.

In this fiscal year, the Company completed the smart campus security management and control platform project of Harbin New District No. 1 School and 73rd Middle School of Harbin; China Pacific Life Insurance Heilongjiang branch office building access control, monitoring, and alarm projects, etc. The project is concretely implemented.

As a significant post-term matter, Datasea and its wholly owned subsidiary company Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”), had signed a strategical agreement with Eastcom Smart Chain (Beijing) Network Technology Co., Ltd. to provide smart systems and services for Canteens and restaurants in at least 200 schools and institutions in the next two years, with a total contract amount of not less than US$14,758,359 (RMB 95,339,000),indicating that the company’s services in the field of smart Campus have further penetrated into subdivisions and the Market Share will increase substantially.

Datasea Smart City is adhering to the development strategy of “platform + ecology”, and it gives full attention to its advantages in data, technology, ecology and security to support the development of cities in China. The goal is to provide industry-leading intelligent products and solutions for urban insights, urban governance, industrial development, and individual customers in the next three years. By 2025, our product service sales and market applications is predicted to achieve full coverage of 28 provinces in China, including more than 10,000 smart campus and smart community projects.

2. Acoustic Intelligence Business

Traditionally, Smart security products are mainly developed using visual perception technology. However, non-visual perception technology is the future of the smart security industry. The Company aims to stand at the forefront of innovation. We bring in AI technologies to empower our sensor devices to make them increasingly intelligent, and to make them able to communicate with one another and develop autonomous behavior. Also, by using multiple data sources, the products would achieve increased accuracy, a and can be applied in a wider range of applications. Therefore, other than the vision systems, we developed acoustic intelligence to enhance our smart security solutions. Audio sensing technology is as ubiquitous in day-to-day life, as it is in large-scale industrial projects. By capturing sound vibrations, sensors picked up the non-visible aspects and events of an environment.

Datasea Acoustic Intelligence mainly refers to the “acoustics + AI (artificial intelligence)” as the application innovation architecture, focusing on voice perception and acoustic effects and integrating algorithm models to achieve smarter technical products, services and solutions to meet the requirement of specific industry scenarios.

The Company has spent many years to develop acoustic algorithms and technical foundations. Most of the Company’s R&D personnel came from the Chinese Academy of Sciences, Nanjing University and other scientific research institutes in acoustics and signal processing and have long-term accumulation in underlying acoustic technology and algorithms. In addition, Datasea has reached a strategic cooperation with the Academy of Acoustics of the Chinese Academy of Sciences on April 8, 2021, the most authoritative research on acoustics in China.

Technical Description

●	The core technology of Datasea Acoustic Intelligence is divided into application layer, platform layer, data layer, and infrastructure layer from the architectural dimension.

●	The core technology of Datasea Acoustic Intelligence is divided into algorithm learning and acoustic model establishment from the algorithm dimension.

●	The core technology of Datasea Acoustic Intelligence is divided into voice perception and acoustic effects from the functional dimension. Among them, the voice perception category includes Datasea voice recognition technology, Datasea voiceprint recognition technology, and Datasea scene sound detection technology; acoustic effects include sound wave directional propagation control technology, high-intensity sound wave intervention technology, ultrasonic sound effect control technology, and infrasound sound effect control technology. The perception and cognitive recognition technology of the Company’s Acoustic Intelligence centered on the use of sound effects mainly includes speech recognition technology, voiceprint recognition technology, keyword detection technology, and scene detection technology; the active control technology of Datasea Acoustic Intelligence through acoustic effects mainly includes sound waves Directional propagation control technology, high-intensity sound wave intervention technology, ultrasonic sound effect control technology, infrasound sound effect control technology.

The Industry Application:

Datasea has invested in research and development in acoustic technology fields to gradually formed six industry applications, such as the industrial Internet of Things, smart city, security, medical care, agriculture and other fields to provide ” “Sound+” innovative applications and solutions, and its software and hardware integration technology has a leading advantage in the industry chain.

Smart City Sector

Datasea has developed and upgraded its series of smart city products based on visual perception technology. The introduction of non-visual acoustic intelligence technology will bring our products to a higher level. Specifically, the application of acoustic intelligence in this product mainly includes Tianer voice recognition alarm, Tianer strong sound drive and Tianer natural disaster early warning system.

●	Tianer voice recognition alarm: This product uses voice recognition technology, special keyword monitoring technology, voiceprint recognition technology and sound perception algorithm model, divided into Tianer voice recognition alarm special version and Tianer voice recognition alarm audio and video Linkage version. The special version of Datasea Tianer Voice Recognition Alarm can accurately and efficiently identify semantic keyword extraction and voiceprint features in specific scenarios through the combination of this series of technology applications and sound perception algorithm model training, and supports flexible keyword customization. It can be widely used in public or private places such as public restrooms, dormitories, and hotel rooms for security monitoring and early warning needs. The audio-visual linkage version of the Tianer voice recognition alarm is embedded with a video surveillance machine vision module on the basis of a dedicated version. It also supports face recognition and behavior recognition, and can be widely used in various public places.

●	Tianer Strong Acoustic Repellent. This product adopts the high-intensity sound wave intervention technology of several seas, and modulates with an acoustic algorithm to emit a strong stimulating sound wave of a specific frequency. The high-sound-pressure-level transducer array is used to achieve high-intensity sound waves. Long-distance directional transmission, used for propagating, warning and driving away, is a new generation of active voice security products. This product can be equipped with an infrasound module, which can be integrated into the infrasound module to achieve EEG shock waves, hallucinations, increase the frequency of terror, improve the dispersing effect, and solve the shortcomings of traditional outdoor speakers such as short sound transmission, poor directivity, and insufficient deterrence.

●	Tianer natural disaster early warning system: This system adopts Datasea voiceprint recognition technology, Datasea scene sound detection technology and sound perception algorithm model. This system is a research product direction in the stage of Datasea Acoustics Intelligent Laboratory, mainly for major natural disasters. Infrasound signals are generated before the occurrence, and infrasound monitoring technology is used as an important means of natural disaster warning (such as earthquakes, tsunamis, typhoons, etc.) to directly serve human disaster prevention and mitigation, so as to avoid causing serious economic losses and casualties to humans.

In addition to the application in the field of smart cities, because of the very wide applicability and applicability of acoustic intelligence, there are also objective needs in the fields of industrial Internet of things, people’s livelihood, medical beauty, medical care, and agriculture. In these fields and more industries and fields, Datasea has the ability and opportunity to provide technological products with technical content.

Industrial Internet of Things

The acoustic smart products developed by Datasea in the Industrial Internet of Things mainly include ultrasonic flaw detectors and abnormal sound monitors for electromechanical equipment.

Medical Cosmetology

It refers to the cosmetic method of repairing and reshaping the human appearance and the shape of various parts of the human body by using drugs, surgery, medical equipment and other traumatic or irreversible medical technology methods.

The products of Datasea Acoustic Intelligence in medical beauty applications include commercial ultrasonic beauty instruments and home ultrasonic beauty instruments. The product adopts Datasea ultrasonic and directional transmission control technology to realize the ultrasonic beauty function. Using ultrasonic beauty instruments on the face can cause skin cells to vibrate, produce subtle effects, change cell volume, thereby improving local blood and lymph circulation, enhancing cell permeability, improving tissue metabolism and regeneration capabilities, softening tissues, and stimulating nerves System and cell functions make the skin shiny and elastic.

Medical health Care

Medical health care is to carry out high-tech treatment, recuperation, health care and elderly care activities relying on medical technology and resources. At present, Datasea Acoustic Intelligence’s products in medical and health care applications include two types of hypnotic wake-up devices and sound therapy devices for senile dementia.

Hypnosis and Rejuvenation Apparatus: Adopt the directional transmission control technology of Datasea sound wave and the sound effect control technology of Datasea infrasound wave to interfere with the activity state of the sympathetic nerve of the human brain. It can be widely used in sleep disorders, insomnia and depression, etc.

Alzheimer’s Acoustic Therapy Apparatus: One of the high-end upgraded models of Hypnosis and Refreshing Apparatus in the prevention and treatment of Alzheimer’s disease. It has added inductive audio, low-frequency sound waves and other specific sound wave frequency technologies for the prevention and treatment of Alzheimer’s disease.

Consumption of Individual Customers

In the consumer products, Datasea Acoustic Intelligence is divided into two types of products: directional sound and directional sound module. In addition, Datasea Acoustic Intelligence pioneered the application of directional sound to audio solutions, which are widely used in advertising media and digital signage exhibitions in supermarkets, banks, hospitals, schools, homes and other places.

Agriculture

The main products of Datasea Acoustic Intelligence in agricultural applications are ultrasonic insect repellent and vocal assisting birth-inducing instrument.

Market Expectation:

According to the analysis of the 2021 China Intelligent Voice Industry Solution and Service Provider Brand Evaluation Report by Yiou Think Tank, under the drive of policy, economy, technology, and the digital transformation of traditional enterprises in 2020, the labor costs will gradually decreased. With the advantages of automated operation efficiency, intelligent voice systems have become the core support for the digital transformation of enterprises. According to the report, the scale of the smart voice market is expected to reach 56.48 billion yuan in 2023, the voice market still has a lot of room for development.

Business progress

Product development

The Company established an innovative architecture of “Acoustics + AI”. Datasea’s Acoustic Intelligence has created the core technologies represented by voice perception and acoustic effects. Through semantic recognition, voiceprint recognition, abnormal sound recognition, sound wave driving, Ultrasonic intervention, infrasound intervention and other aspects have developed specific applications in products. At the present, the acoustic intelligent technology is realized at stage 1.0. It has obtained 4 independent research and development core technology invention patents and 4 software copyrights. International intellectual property rights are in the process of implementation. In terms of product production, our hardware products are in the production and processing design stage, and some samples are made.

Market Development

We have initially met the needs for the global industrial Internet of Things, smart cities, people’s livelihood consumption, medical beauty, medical care, agriculture and other fields, providing technical product services and solutions, and have achieved certain results in market application demonstrations.

Team building

Relying on the technological advantages of the Technology Innovation Research Institute and the Acoustic Intelligence R&D Center, Datasea has further increased the recruitment of acoustic intelligence related technology research and development talent teams, including product managers, platform architects, hardware development engineers, software development engineers, Algorithm engineers, test engineers and other professional technical personnel, technical personnel account for more than 80% of the total number of project teams.

College cooperation

The Company has entered strategic cooperation with the Institute of Acoustics of the Chinese Academy of Sciences, the Institute of Artificial Intelligence of Beijing University of Posts and Telecommunications, China Academy of Information and Communications Technology, China Artificial Intelligence Industry Alliance, etc., and established the Acoustic Intelligence Key Laboratory and the Acoustic Intelligence Technology Task Force to jointly research and develop acoustic intelligence technology achievements, establish enterprise technical standards and industry technical standards, and hire relevant experts to become technical consultants for the Tianer project. In addition, we have jointly achieved the integration of production and education with colleges and universities to provide a platform for work practice and achievement incubation for students of acoustic intelligence related majors.

Management standards

The management has introduced international R&D management standards to ensure that R&D is carried out in an orderly manner in accordance with a relatively standardized process.

3. 5G Messaging Business Sector

The 5G messaging business segment is one of China’s 5G technology strategic emerging businesses. China Mobile, China Unicom, and China Telecom jointly released the 5G messaging white paper on April 8, 2020, officially opening the 5G messaging in China’s economic and social development China empowers long-term development opportunities for thousands of industries. The Company has now become the ISP (Internet Service Provider) and CSP (Content Service Provider) of China’s three major operators, and a member company of the China 5G Message Working Group.

5G Messaging service is referred to as RCS, which stands for Rich Communication Suite, functioning as an integration of phones, messages and contacts. Specifically, this communication suite enables users to enjoy various effective interface with integrated messages including texts, pictures, audio, video and emoji, radically breaking through the traditional text length limitations, and more diversified functions such as online payments, online-offline messages, and it can initiate group chats or send group messages even within unregistered friends.

When 5G messaging is applied into marketing, the faster speeds, better transmission quality, and lower latency create new customer experience for shoppers.

5 G message-marketing cloud platform (“5G MMCP”)

The 5G message-marketing cloud platform developed by the Company aims to provide an all-in-one solution to all the communication and marketing needs of merchants and customers from early communication, sales, and later maintenance. We hope to use data to empower marketing, drive user growth, lead enterprises to achieve digital innovation, and help enterprises create long-term value for customers.

The 5G message marketing cloud platform developed by the Company aims to one-stop solve all communication and marketing needs of merchants and customers for communication, sales, and maintenance. This is a product intended to unify customer and prospect marketing signals in a single view with functions like precise SaaS value-added services, data monetization and message-marketing. Through big data and Artificial Intelligence technology to deeply build NLP (natural language processing technology) and multi-industry business scene analysis ability, combined with artificial intelligence machine learning, deep learning ability, relying on SaaS marketing center and data center, Accurate marketing for enterprise customers and provide various message sending channels, industry templates, business scenarios, marketing tools and operation analysis and other applications and personalized services. The Company’s 5G messaging business and smart phones are combined into a three-dimensional touch mode to build private domain relations with customers and provide precise solutions. It can serve all industries with marketing needs for customers and has extremely broad application potential.

Datasea 5G message marketing cloud platform collects annual usage fees and renewals through SAAS services, SAAS value-added service fees, channel information fees, privatization deployment and private domain operations, system development fees and solution operation service fees, and big data labor Intelligent middle-office services charge corporate data value-added service fees and artificial intelligence value-added service fees.

●	Chatbot

Chatbot is an intelligent robot and employs computer programs to automate interactions with prospects and customers. It adopts language processing NLP technology to respond to users at any time and provide message services such as sending, receiving, parsing and processing. It is a new human-computer interaction service mode with a higher degree of integration and can replace APP.

5G message-marketing cloud platform (“5G MMCP”) satisfies the communication between merchants and customers through Chatbot, and provides users with personalized services with AI deep learning according to chat scenarios.

●	Saas New marketing center Platform

SaaS New Marketing Middle Platform includes a messaging center, a risk control center, a user center, a financial center, and an open interface center. The functions of each center can make the capabilities provided by the PaaS platform more cohesive, flexible, and open to meet the needs of different customers. With multi-dimensional requirements, customers can use and access PaaS capabilities based on their own demand.

●	AI Computing Center

The AI computing center is the core of the data center which includes real-time calculation, offline calculation, data mining and other functions.

●	Messaging Center

Message center is the basic capability, including short message, video message, 5G message sending, template making, Chatbot customization, sending result query, etc.

●	User center

User center is the core basic ability, is the guarantee of customer center. Include account management, role management, user management, blacklist, user label management and other functions. Through user center configuration, the SaaS middle desk can be assigned according to the position of the user’s company and view the data. Can also let customers for their own users to play the label, user portrait, user analysis, can make customers know more about their own users.

●	The financial center

The financial center provides recharge, reconciliation, statements, settlement, invoice management, payment management and other functions.

●	The interface open center

The interface open center is the open capability of PaaS platform, the open interface of partial PaaS capability that has been developed, and the open capability application function.

●	Risk control center

Risk control center is to ensure that the core of information security and compliance, contain artificial audit and audit ability, all of the messages to be sent to after the audit risk control center, intercept the message not compliance resource, pictures, video, voice, text as eroticism, gambling, poison, anti-spam audit, through intelligent audit, The identified non-compliance or suspected violations of resources transferred to human audit, after two audits, to ensure that the message sent percent lily rules. In addition, there are enterprise certification audit, preferential gift audit and other functions.

●	The enterprise service center

The enterprise service center is the foundation of the enterprise one-stop operation, including the general template library of the industry, mainly to provide customers with professional templates of the industry, so that customers can quickly create their own templates through simple editing, so that they can send professional messages in the industry.

●	The marketing center

The marketing center provides customers with a variety of marketing strategy management, marketing effect analysis reports and marketing tools (such as: seckill, group, coupons, etc.), providing customers with 5G message marketing value-added services.

●	The distribution center

The distribution center provides customers with distribution tools, mainly including price management, distribution management, event management, social communication, commission management and data analysis functions, and provides customers with value-added services of 5G news distribution.

●	The customer data center

The customer data center carries out multi-dimensional statistics on the user data generated by customers, including message sending statistics, user touch statistics, pull new statistics, user retention statistics, pull appeal statistics, customer screening, user portrait, evaluation and analysis, etc., to provide data support for customer marketing.

Highlights

●	Real-time collection of user usage scenarios and real-time analysis of user data;

●	panoramic user portrait insight, accurate 5G message sending;

●	increase the efficiency in client acquisition ;

●	Multi-dimensional data support intelligent marketing and improve ROI

●	Artificial intelligence data mining to support data realization;

Competitive product analysis

Comparison with SMS

Shortcomings of traditional SMS:

●	The 70 characters of SMS are limited.

●	Plain text information cannot meet the rich social needs of individual users;

●	only text and only 70 words limits

Advantages of 5G messaging over SMS:

●	The interactive content of video, audio, picture and text is not restricted by the form;

●	The interactive content of video, audio, picture and text is not restricted by form;

●	Multiple buttons to help guide users, greatly increasing the interaction between enterprises and users;

●	SMS as a service platform, mobile terminal users as product users;

●	AI reply, user uplink can quickly answer.

Comparison with WeChat Mini Programs/Official Accounts, Alipay Mini Programs and Service Apps

In the B2C scenario, 5G messages will have greater advantages for WeChat Mini Programs/Official Accounts, Alipay Mini Programs and Life, Government and People’s Livelihood Service Apps: whether it is WeChat Mini Programs/Official Accounts, Alipay Mini Programs, or life, government and people’s livelihood services Similar to APPs, users need to search for their mini programs, or need to pay attention to their official accounts, or even need to download their APPs, and authenticate before sending messages, while 5G messages are sent directly through the recipient’s mobile phone number; secondly compared WeChat, Alipay and various service apps, 5G messaging can achieve the coverage and reach of all users, so they have very strong commercial value and service capabilities.5G

Industry application

The Company has 5G message open interfaces for docking platforms for customers in various industries such as finance, e-commerce, logistics, tourism, government affairs, education, power, etc., or privately deploys the PAAS platform, or customizes and develops various proprietary services for industry customers. The industry application is extremely broad.

Market Expectation

GSMA (Global Association for Mobile Communications Systems) predicts that by 2025, China will have more 5G connections than North America and Europe combined, ranking first in the world. The number of 5G connections will reach 460 million, accounting for 28% of the country’s total connections. “RCS has become an international standard and an international trend. As of September 2020, 90 mobile network operators around the world launched RCS, with 473 million global monthly active users, according to the GSM Association. By the end of 2021, the RCS market is estimated to be about $74 billion. We believe 5G messaging can improve the retail and commercial user experience. MobileSquared predicts that 74.6% of smartphone users will use RCS channels to communicate by 2023.

Business Development

In November 2020, the Company established Zhangxun to seize the market opportunities of the next generation of information services and take charge of the research and development, application and marketing of 5G message-related technologies. At the present, the Company has not only completed relevant product research and development, but also designed application templates for various industries including finance, e-commerce, logistics, tourism, government affairs, education and electricity, and successfully signed the first batch of enterprise customers and sales partners. As the first batch of high-tech enterprises participating in 5G messaging applications, the Company has successfully grasped the market’s first-mover advantage and established industry authority. It has been recognized by the cooperation orders and market recognition of first-class enterprises in sub-sectors including YTO and Zhongtong.

In addition, our 5G messaging business has also won many customer recognition and industry honors, as follows:

In November 2020, Zhangxun reached an intention to cooperate with China Mobile Internet;

In March 2021, “Pharmacy Network” reached a strategic cooperation to jointly build a 5G messaging platform for medical e-commerce;

In March 2021, Zhangxun became the governing unit and member unit of the 5G messaging working group of the Institute of Information and Communication Technology of the Ministry of Industry and Information Technology;

In April 2021, Zhangxun became a member unit of China Association of Communications Enterprises;

In May 2021, Zhangxun participated in the Jiangsu Mobile “Colorful 5G” ChatBot Developer Competition and won the first prize;

In May 2021, Zhangxun signed a distribution cooperation agreement with Guardian Boya (Zhejiang) Culture Co., Ltd. (“Guard Boya”). The goal is to provide 5G messaging marketing cloud platform to 50,000 corporate customers in Jiangsu Province, Zhejiang Province and Shanghai (“5G MMCP”);

In June 2021, Zhangxun attended the Asia-Pacific 5G Message Application Conference and won the “5G Message Leadership Enterprise Award”;

In July 2021, Zhangxun passed the ZTE Openlab 5G messaging platform access certification;

In August 2021, Zhangxun became a CSP partner of Jiangsu Mobile’s 5G messaging;

In August 2021, Zhangxun won the top 16 of Guangxi 5G Industry News Application Competition and advanced to the final.

We had announced on June 29, 2021 that Zhangxun entered into a cooperation agreement with National Engineering Laboratory for Logistics Information Technology (“National Engineering Laboratory”) to jointly promote the formulation of 5G Messaging standards in the express industry in China. The National Engineering Laboratory is approved by the National Development and Reform Commission of China and led by YTO Express (Stock ticker: 600233.SH), one of the top express companies in China. This cooperation is also a milestone for Datasea as it recognizes the Company’s technology expertise and influence in the industry. The Company believes the formulation of 5G messaging standards will not only help to improve the operational efficiency and reduce costs of express delivery companies in terms of marketing and communication, but also increase end consumers’ satisfaction of logistics services and products in the future.

In terms of product development in the 5G messaging industry, the Company has obtained authorization to develop and use some customers in the logistics, catering and other industries, such as “Ai La” restaurant group and pharmacy.com, etc., especially the one of China’s leading express companies ZTO Express (“ZTO”) Authorized to develop ZTO 5G messaging application. This authorization signifies that company’s 5G communication products are applied across industries and scenarios to provide services for China’s trillion-level logistics market. The Company’s 5G messaging business has officially entered the market.

In the recent national 4th “Blooming Cup” 5G Application contest sponsored by the China Academy of Information and Communications Technology and China Association of Communications Enterprises, Datasea’s ZTO 5G Messaging Application was successfully selected as a top semi-finalist. This achievement marks another recognition for the Company’s 5G Messaging application in the industry and market on a national level. The Blooming Cup featured 5G Messaging applications in various industries. The contest invited reputable experts to serve as the judge. These experts were from institutions including The Ministry of Industry and Information Technology, Beijing University of Aeronautics and Astronautics, Beijing University of Posts and Telecommunications, Beijing Jiaotong University, China Academy of Information and Communications Technology, China Association of Communications Enterprises, National Information Center, China Telecom Group, China Mobile Communications Group, China United Network Communications Group, Huawei and ZTE. Hundreds of participants joined the contest and were from industries including public services, finance, consumption, media, and cultural tourism. A total of 90 applications were shortlisted for the semi-finals. Datasea’s application in 5G Messaging has won several awards in the industry, and our team will keep following up on the Blooming Cup national 5G Messaging contest.

In the field of 5G messaging in fiscal year 2021, the Company has held 3 product cooperation conferences, and successfully signed more than 14 partners, with a contract value of $316,718 (RMB 2.046 million), and realized cash flow income of more than$239,938 (RMB 1.55 million). The channel of our 5G messaging product partner has expanded to 5 provinces and cities including Shanghai, Chongqing, Zhejiang, Yunnan and Shaanxi, accounting for 14% of China’s provincial administrative regions. moreover, as an important post-term matter, Zhangxun has signed a total value of approximately $8.20 Million (RMB 53 Million) with China’s leading converged communications service providers Hubei Kuanyun and Quantum Communications which indicates that the Company’s technical standards and service capabilities have been recognized by major customers in the Chinese market; at the same time, the Company has become one of the major CSPs (content service providers) of the three major domestic telecom operators. Lay the foundation for the rapid increase in revenue in the future. At the same time, the Company has won a series of industry and even national competition awards, and its technical capabilities have been recognized by the industry. In the future, the Company will work closely with partners to focus on omni-channel advertising on 5G messaging business, regularly organize investment activities, and more market exposure will effectively expand distribution channels, which will have a positive impact on the Company’s revenue growth.

Development Plan

5G messaging product plays a vital role in our product offerings and we’ll continue to upgrade our smart business solutions to assist companies of all sizes with digital transformation. We believe that in the future, we will continue to assist companies to consolidate their messaging services, build ongoing customer interests, and improve operation efficiency. We’ll keep upgrading our 5G messaging products, applications scenarios, and pricing models with the advanced technology on hand and client-centric approach in mind. Datasea aims to be a trusted business partner for millions of small and medium-sized enterprises in China and be an industry leader in 5G messaging marketing and cloud business solutions.

4. Smart Payment Business

The Smart Payment Business provides customers with comprehensive payment and settlement services through convenient and contactless smart payment business by using face recognition and big data analysis technologies. At the same time, combined with the Company’s existing 5G marketing cloud platform and other products, the Company strengthens the relationships with target customers, and its service capabilities. This business helps customers to enter into the overall service ecosystem composed of various systems and products, strengthens the interconnection and linkage between products, helps customers get more one-stop service experience, and maximizes the service ability and product coverage of Datasea.

With the development of smart ways to submit payment and the settlement system platform, such as PC, mobile terminals, intelligent terminal, the unification of the POS machine and relevant products, no matter which kinds of payment and settlement channels merchants use , they can use the data statistics, account settlement, data statistics, the overall polymerization provided by the Company.

Relying on the account system, capital link and risk control system of payment, our smart payment system has established a comprehensive payment application system based on facial recognition, QR code recognition, big data analysis and other technologies according to the needs of different scenarios.

Smart payment business-- three systems

●	Our Smart Information Service System

Datasea’s Smart Information Service System allows retailers to employ facial recognition technology to charge customers to be used at the point of sale, and provide the Smart System in exchange for percentage of transaction value of each transaction utilizing the Company’s technology. The term of each of the service agreement is at least one year.

●	Full-range tourism public service and settlement system

According to the State Council on promoting the development of full-range tourism guidelines and the difference in planning reference to deepen “Internet + government affairs” online service platform function, improve the whole process integration and in-depth development of mass tourism, wisdom, innovation, tourism product system, improving the tourism consumption policy under the background of experience. Through solution of local government can be real-time access to global tourism big data (such as the source of tourists, age, sex, period, tourist hot spots, consumer preferences, etc.), relevant emergency security departments such as transportation, public security, fire control can be fast response of tourism scenic spot emergency events, through a mobile phone can satisfy tourists in eating, living, transportation, tour, entertainment, shopping, etc., all of the requirements. The closed-loop payment and settlement system serves as the evidence-based information support for the tax inspection department. The platform is constructed through a portal, three systems and N compatible sub-modules. The tourism management system, service system and marketing payment system are effectively connected to realize the precipitation of regional tourism data, the support of policy decision-making and the strengthening of governance.

●	Cross-border e-commerce public service system

In order to strengthen cooperation in customs, taxation and supervision, promote the implementation of a higher level of integration of customs clearance, strengthen the deepening of industrial digitization in the field of foreign trade, and improve the overall efficiency of foreign trade and scientific governance, Datasea relies on big data, integrated algorithm, cross-border customs clearance and settlement and other relevant technologies and experience accumulation. Through the solution, the government, customs, taxation, external management and other regulatory departments can realize information exchange, mutual recognition of supervision, mutual assistance in law enforcement, and help enterprises to efficiently and compliance with various operational processes. The platform consists of one portal, six platforms and ten subsystems. Compliant with various forms of trade such as goods, services, finance and trade, it effectively connects regulatory processes such as industrial, customs, inspection, exchange and tax to ensure business compliance, and realizes real-time transparency of customs clearance information, logistics information and warehousing information. The trade big data precipitated by the platform provides a scientific reference for local governments to make policy decisions.

Competitive product analysis:

Beginning in 2020, China’s leading electronic payment companies including Alipay, Tenpay, One Wallet, UnionPay, etc. have taken the leading positions in the market. They have made efforts in their respective segments, relying on the advantages of scenarios, technology, resources, etc., to enhance the C-end Service experience, promote B-side cooperation and empowerment. Relying on its own technological advantages, Datasea has launched comprehensive industry-oriented “payment+” services, covering e-commerce, retail, cross-border, logistics, tourism, aviation, education, mutual finance, insurance, digital entertainment, public utilities, etc., focusing on merchants Marketing expansion, account management, terminal operation and maintenance, financial services and other needs, to achieve the customization of comprehensive solutions for merchants in various industries, and create value for partners; open up multiple online and offline channels to increase user participation. As an ISV service provider in the payment industry, Datasea has the advantage of integrating industry advantage resources and combining its own characteristics to provide payment products that are closer to customer needs and expand into a larger market.

Industry application:

By integrating the upstream resources of the industry chain, serving institutions, merchants and consumers, using innovative business models, integrating technologies such as SaaS, live broadcast, cloud computing, and security applications, to create customized payment solutions for institutional needs. Merchants have store management , Payment income distribution, business analysis, security management and control, store opening, membership management, for consumers, it has the functions of discovering new stores, mobile payment, visual ordering, store evaluation, innovative consumption and other functions, “Pay+” new retail Light SaaS solutions include: payment + retail industry, payment + catering industry solutions, payment + scenic spot industry solutions, payment + parking, etc. for in-depth analysis and application, forming a multi-dimensional, large-scale, global payment application service body.

Market Expectation:

Judging from the development history of the third-party mobile payment market in my country, it can be roughly divided into three stages according to the main growth points in different periods. The first stage is the online scene-driven phase from 2013 to 2017, and the second phase is the offline scene-driven phase from 2017 to 2019. The third stage is the industrial payment-driven stage starting in 2019. C-end-driven online and offline payments have entered a period of steady growth due to the peak of C-end traffic, and industrial payments are gradually becoming my country with the rapid rise of the industrial Internet. The new growth point of mobile payment. It is estimated that by 2022, China’s mobile payment will transform from a single payment service to a digital upgrade service for the entire industry chain, and third-party industry payments will reach a scale of 177.2 trillion.

Business progress and development plan:

The Company’s smart system allows retailers to use facial recognition technology to charge customers who use the service in physical stores. The system also provides customers with management and after-sales service functions to fully tap the value of data and enable refined operations. With empowering data analysis and consumer behavior portraits, the consumer behavior data is stored. Through the modeling, mining and analysis of consumer behavior data, it is possible to accurately predict consumers’ shopping needs and shopping tendencies, and to achieve precise recommendation of products and products. service.

During the reporting period, the Company signed new agreements with a number of institutions to provide big data artificial intelligence value-added payment services. The term of each service agreement is at least one year. By establishing long-term business relationships with customers, the Company creates a solid foundation for continuous market capture and collaboration of high-quality consumption data.

As time goes by, the retail ecosystem continues to evolve and change. We intend to use our first-class big data technology platform, smart three-dimensional platform and first-class R&D team to continue to develop and optimize solutions to continuously improve the efficiency of customers and the safety of end users. . While continuing to provide customers with comprehensive and in-depth payment and settlement services, it also links the Company’s various system products and empowers customer needs to provide access to market ecosystem construction. Relying on the offline agency + industry development approach, it continues to expand its territory and continue Increase the Company’s market share.

In the future, Datasea will follow the business logic of using industrial payment as the entry point to develop industrial Internet business, and continue to in-depth mainly include e-commerce, retail, cross-border, logistics, tourism, aviation, education, mutual finance, insurance, digital entertainment, Public utilities and other industries provide customers with diversified payment products, customized payment solutions, mature risk control systems, safe capital guarantees, and professional and efficient services. It is estimated that in the next 3 to 5 years, the data sea smart payment business will cover more than 80% of China’s provincial administrative regions, more than 20 sub-industries, and serve more than millions of merchants and end users of various types.

History and Background

Information relating to our corporate history is incorporated by reference from our Annual Report on Form 10-K for the fiscal year June 30, 2020 filed with the SEC on September 28, 2020 (“2020 Annual Report”) under the caption “History and Background.”

VIE Agreements

Information relating to our corporate history is incorporated by reference from our 2020 Annual Report under the caption “VIE Agreements.”

We rely on contractual arrangements with our consolidated VIE and its shareholders, Zhixin Liu, Chairman of the Board, President, CEO of the Company and Corporate Secretary, and Fu Liu, a Director of the Company (Fu Liu is the father of Zhixin Liu), to operate our business. Our affiliation with Shuhai Beijing is managed through the VIE Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as direct ownership. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIE. If our consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in our consolidated VIE, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over our consolidated VIE, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

Competitive Strengths

We believe our market position and potential future growth can be attributed to the following key factors and competitive strengths:

1. Talents

The R&D team of the Company mainly comes from Chinese Academy of Social Sciences and other well-known universities and technology enterprises;  We have a sales team with experience in serving fortune 500 enterprises,  The finance, risk control, strategy and capital departments of the Company are composed of professionals from well-known enterprises and listed companies at home and abroad .In this fiscal year, the Company continues to actively introduce the cooperation mode of external expert think tanks and research institutes, including but not limited to Institute of Acoustics of Chinese Academy of Sciences, China Academy of Information and Communications, Standards Institute of China, School of Artificial Intelligence of Beijing University of Posts and Telecommunications, China Artificial Intelligence Industry Alliance, etc.

2. Differentiated technical advantages

The Company actively develops and uses acoustic intelligent technology and products to build technical barriers and thresholds that are different from other competitors.  R&D has always been the core and driving force of the Company.  Based on two innovation research institute, has brought together the Chinese Academy of Social Sciences, such as well-known high school background of the R&D team, continuously fused visual and non-visual development to depth perception technology, acoustic system developed intelligent technology and acoustic intelligence series intelligent Gammatone filter group and other technical combination, formed a unique voice front intelligent processing scheme,  Filter ambient noise in noisy environment.  To perceive visual and non-visual fusion technology as the main direction, formed the facial recognition + voiceprint recognition, video and audio recognition fusion, abnormal voice recognition, perception, “semantic + voice print” fusion “fusion + intervention control perception” edge, the algorithm combining with core technologies, such as this is different from other competitors, build technical barriers and the main embodiment of the threshold.

3. Market space advantage and company strategy

The Company has been focusing on the long-term establishment of exclusive advantages through technological development and strategic deployment, helping the Company to sustainable development and accumulation of potential energy.  From the combination of visual perception technology and artificial intelligence big data technology at the very beginning, our products can be more active in identification and analysis, and effectively produce intervention and intervention, from passive monitoring to active prevention.  Since then, we have seen that the integration of multiple sensing technologies can enhance the effectiveness of intelligent security solutions and enhance the applicability of products, and the Company has purposefully started to deploy acoustic intelligent technologies.  Diversified perception technology is not enough. Data science is of great significance to the accuracy of multiple perception technology and the processing of complex environment. Combined with the common and similar underlying technology logic, the Company has strategically entered 5G message and smart payment.  In the future development, each sector is not only the source of the Company’s profits, but also mutually reinforcing effect, which can improve the Company’s overall product value and overall ecological viability, help the Company accumulate sustainable development, and promote the potential energy to become the industry leader.

The Company continues to explore core business opportunities with broad growth market space.  In terms of smart city, China’s domestic investment in smart city in 2019 has reached about 22.9 billion US dollars, and the global market size has reached 1.1 trillion US dollars. The global construction of smart city is accelerating. As one of the most basic and core applications of smart city, intelligence has a huge market space.

In terms of 5G messaging, 5G messaging, namely Rich Communication Services & Suite (RCS), has become an international standard.  According to the Global System for Mobile Communications Association, as of September 2020, 90 Mobile network operators had launched RCS with 473 million Global monthly active users;  The RCS market is expected to be about $74 billion by the end of 2021.  MobileSquared predicts that 74.6% of smartphone users will use RCS channels to communicate by 2023.

4.Quality strength advantage

Our company has obtained the certification of Computer Information System Safety Product Quality Supervision and Inspection Center of the Ministry of Public Security (through relevant tests and tests), ISO9001 quality management system certification, ISO27001 information security Management system certification, ISO14001 environmental management system certification and ISO18001 occupational health and safety management system certification.  As well as the “Engineering Enterprise qualification Certificate” issued by China Safety technology Prevention Industry Association, the “Membership certificate” granted by China Safety Technology Prevention Industry Association, the China National Compulsory product Certification Certificate (CCC certification) issued by China Quality Certification Center, which has become a powerful guarantee for the quality of our products.

5. Customer resource and location advantage

The original smart city customers of the Company are distributed in 13 provinces and cities including Beijing, Liaoning, Jilin, Heilongjiang, Jiangsu, Shanxi and Guangdong.  During the reporting period, the Company successfully expanded business partners in Shanghai, Chongqing, Zhejiang, Yunnan and Shaanxi provinces through 5G messaging services, and signed 14 agreements with a contract value of RMB 2.046 million YUAN.  Datasea series products cover more than 60% of China’s provincial administrative divisions.

Growth Strategy

Driven by new technologies and new products

Technological innovation and industrial scale, strengthen the Company’s technology research and development and innovation capabilities, speed up the development and application of new products:

We will focus on the core and key links of perception, control, decision-making and execution, promote joint innovation between enterprises, universities, research institutes and users, and work on key technologies to improve quality and reliability.  Promote the integrated application of intelligent key technologies, core supporting software, industrial Internet and other systems, and promote the development, design and industrialization of the new generation of information technology in the mode of system solution suppliers, equipment manufacturers and users.

Market demand driven -- Demand driven by post-epidemic market changes.

(a) 5G news sector:

At present, the Company is strengthening cooperation with qualified, branded and powerful agents, especially for new business expansion.  The hope is to use power agents to rapidly distribute Datasea’s products and services to untapped markets, based on their vast network of customers in their areas of focus and their knowledge of their needs.  Based on this, in May 2021, the Company signed a distribution cooperation agreement with Jiadboya (Zhejiang) Culture Co., LTD. (“Jiadboya”), with the goal of providing a 5G messaging marketing cloud platform (” 5G MMCP “) to 50,000 enterprise customers in Jiangsu Province, Zhejiang Province and Shanghai City. In addition, for 5G messaging business, the Company successfully expanded business partners in Five provinces and cities in Shanghai, Chongqing, Zhejiang, Yunnan and Shaanxi, and signed 14 agreements with a contract value of RMB 2.046 million. In 2021, the mature and efficient operation of the Company’s sales system will bring the Company’s customers and orders to continue to increase, and the continuous strengthening of the sales force is still the focus of the Company’s business improvement.

(b) Acoustic Smart Sector

At present, Datasea Acoustic Intelligent Technology has achieved stage 1.0, and has achieved certain results in the market application demonstration, indicating that Datasea has the ability to transform and implement technology and product results represented by the acoustic intelligent landing project in the field of visual and non-perceptual fusion perception. It can support the development of industrial Internet of Things, smart cities, Medical cosmetology, medical health care, people’s livelihood consumption, agriculture and other application industries in the next fiscal year. In particular, the smart city field includes its Tianer series products as the entry point for business landing in this fiscal year. To quickly realize operating income for the Company; at the same time, accelerate the development and other preliminary construction work of medium and long-term projects in the application fields of medical cosmetology and/or medical health care. At the same time, promote the Company’s income-generating ability and profitability.

Driven by talents

Building a multi-tiered talent team.  Outstanding professional spirit cultivation, strengthen the intelligent manufacturing personnel training, training to be able to break through the key technology of intelligent manufacturing, drive the manufacturing intelligent transformation of high level talents, is good at manufacturing enterprise management and be familiar with the information technology of the compound talents, to be able to carry out intelligent manufacturing technology development, technology improvement, business guidance of professional and technical personnel and skilled talents.

We will improve the mechanism for training personnel.  Innovate the education and training mode of technical and technical talents, and promote enterprises and colleges to become the “double subjects” of technical and technical talents training.  Forming a R&D team of 33 technical engineers from well-known universities such as Chinese Academy of Social Sciences;  Have a sales team with experience of serving the world’s top 500 enterprises;  The finance, risk control, strategy and capital departments of the Company are composed of professionals from well-known enterprises and listed companies at home and abroad.  In this fiscal year, the Company actively introduced the cooperation mode of external expert think tanks and scientific research institutes, including but not limited to Institute of Acoustics of Chinese Academy of Sciences, China Academy of Information and Communication, Standards Institute of China, School of Artificial Intelligence of Beijing University of Posts and Telecommunications, China Artificial Intelligence Industry Alliance, etc.  We will also continue to attract top talent to join our team with a good corporate culture and stock incentives.

Driven by Management

In addition to the conventional management systems such as company operations and financial management, the Company has also completed an assessment mechanism based on multi-level and multi-dimensional target assessment to ensure the implementation of responsibilities, dynamic monitoring, and effective evaluation, and management can be implemented in place. For example, the Company will evaluate the application and effectiveness of the patent implementation of R&D personnel, and implement various forms of incentive mechanisms. Facts have proved that this method is the most effective and efficient for advancing the operations of Datasea.

Driven by incentives

As the founding partner, Datasea will provide intelligent information technology solution services and innovation incubation platform services as the two-wheel drive, so as to accelerate the implementation of Datasea joint venture and cooperation projects, and use equity incentives to encourage internal and external technology, management and market partners to jointly build a community of interests.  To this end, the Company’s management team, research and development team, marketing and operation team and other internal employees, directors and consultants, as well as external partners and other contributions to the Company’s development, take the listed company stock incentive and partner holding platform based on various forms of incentive.  And has implemented stock incentives for independent directors and external consultants, and issued related shares.  In the future, the Company will issue stock incentives for more people who have made contributions to the Company, and continue to encourage and ensure the positive contributions of talents to the Company.

Exploration of Additional Business Opportunities

Exploring new business under the premise of new technology and new products has always been the core driving force of new business expansion.  Datasea Acoustics has gradually formed the intelligent industrial Internet of things, smart city, security, medical care, agriculture and other fields to provide “sound +” innovative applications and solutions, give play to its soft and hard integration technology in the industrial chain leading advantages, constantly explore new revenue support points; In 2021, in the field of smart city, the Company team will develop a satellite remote sensing project as a new content of smart city business, providing strong technical support for government departments in urban public governance, such as weather warning, urban planning, traffic control and other smart city fields.  Explore new business under the premise of new technology and new product development.

Research and Development

The Company’s board of directors and management attach great importance to the construction of technological product innovation research and development system.  Technology innovation research institute, is mainly responsible for the Company to visual and non-visual fusion perception algorithm as the core technology and product innovation system construction, this fiscal year, the Company stepped up for acoustic intelligence speech perception and acoustic effects represented by a variety of technology research and development and innovation in combination with satellite remote sensing image analysis technology, products for a variety of industry applications developed for the Company to provide the technical support.

In this fiscal year, the Company has reached business cooperation with research institutions and industry organizations such as Institute of Acoustics, Chinese Academy of Sciences, School of Artificial Intelligence, Beijing University of Posts and Telecommunications, China Academy of Information and Communication technology, China Institute of Standards, China Artificial Intelligence Industry Alliance, and carried out in-depth cooperation on technological innovation, expert resources, and industry standard setting.

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

1. Core technologies

The Company has set up the main direction of technical innovation and application with visual and nonvisual fusion perception algorithm as the core. As of September 2021, the Company has made the following achievements in patent application:

Publication and Granted

No.	Publication Number	Description	Application Status
1	CN108922101A	An smart security campus management system of Shuhai Information	Granted
2	CN108961661A	Shuhai security intelligent sensor system	Granted
3	CN108961661B	Three-dimensional smart security alarm linkage system	Granted
4	CN110374479B	A type of intelligent security equipment	Granted

Substantive Examination

No.	Publication Number	Description	Application Status
1	CN109033874A	A multi-role login method of Android program based on SQlite database of Shuhai Information	substantive examination
2	CN109146406A	The attendance system of Shuhai Information based on GPS positioning information supported RFID technologies	substantive examination
3	CN108985423A	An electronic student card system of Shuhai Information	substantive examination
4	CN111191540A	An object status analysis method and system based on thermal gradient	substantive examination
5	CN111243623A	A method, device and system concerning progressive audio alarm	substantive examination
6	CN111179527A	An alarm method, device, system and storage medium based on dynamic audio information	substantive examination
7	CN111179546A	An adaptive distributed audio alarm method and system	substantive examination
8	CN111191656A	Behavior recognition method and system based on multi-spectral image information	substantive examination
9	CN2019113640070	An S-AIOT information management method and system based on consensus mechanism	substantive examination
10	CN111212445A	An S-AIOT information processing method and system based on neural network	substantive examination
11	CN111179969A	An alarm method, device, system and storage medium based on audio information	substantive examination

2. Major products

The Company mainly focuses on developing the following two categories of products: software systems and smart hardware devices.

1) Software system - mainly refers to software system in connection with smart security. As a result of the Company’s increased investment in R&D and the onboarding of technical talents, the Company has totally obtained 47 copyright registrations in China for our software, which are shown in the table below:

No.	Certification	Certificate No.
1	Shuhai XIN Platform internet activity audit security management system V1.0	Ruan Zhu Deng Zi No.1054520
2	Shuhai XIN Platform WIFI device feature collection management system V1.0	Ruan Zhu Deng Zi No.1111383
3	Shuhai XIN Platform micro mall system V1.0	Ruan Zhu Deng Zi No.1111535
4	Shuhai XIN Platform SMS platform system V1.0	Ruan Zhu Deng Zi No.1111683
5	Shuhai XIN platform 3G website content management system V1.0	Ruan Zhu Deng Zi No.1111690
6	Shuhai media advertising system V1.0	Ruan Zhu Deng Zi No.1111694
7	Shuhai XIN platform micro marketing system V1.0	Ruan Zhu Deng Zi No.1111700
8	“Shuhai Safe Campus” mobile end - security management system V2.0	Ruan Zhu Deng Zi No.1575317
9	“Shuhai Safe Campus” security management system V2.0	Ruan Zhu Deng Zi No.1575313
10	“Shuhai XIN Platform” front-end equipment control system for smart elevator detection V2.0	Ruan Zhu Deng Zi No.1574419
11	“Shuhai XIN Platform” smart elevator inspection & pre-alarm management platformV2.0	Ruan Zhu Deng Zi No.1575648
12	“Shuhai XIN Platform” smart elevator real-time monitoring and alarm management platform V2.0	Ruan Zhu Deng Zi No.1575758
13	“Shuhai XIN Platform” smart elevator screen equipment monitoring system V2.0	Ruan Zhu Deng Zi No.1575665
14	“Shuhai XIN Platform” smart advertisement launching system V2.0	Ruan Zhu Deng Zi No.1575670
15	Shuhai Information smart safe campus management system V1.0	Ruan Zhu Deng Zi No.2888248
16	Shuhai Information XIN Platform security management system (Android Version) V2.21	Ruan Zhu Deng Zi No.2918496
17	Shuhai information XIN platform security management system (IOS version) V2.21	Ruan Zhu Deng Zi No.2918467
18	Shuhai Information big data smart decision-making platform for governmental affairs V1.0	Ruan Zhu Deng Zi No.2962930
19	Shuhai Information campus smart brain information management platform V1.0	Ruan Zhu Deng Zi No.2961899
20	Shuhai Information university big data innovation laboratory platform V1.0	Ruan Zhu Deng Zi No.2962919
21	Xunrui smart security integrated management platform v1.0	Ruan Zhu Deng Zi No.5201855
22	Xunrui big data visual analytics platform v1.0	Ruan Zhu Deng Zi No.5201772
23	Xunrui visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201824
24	Xunrui non-visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201861
25	Xunrui epidemic prevention and control linkage early warning system v1.0	Ruan Zhu Deng Zi No.5201704
26	Xunrui smart campus security management system v1.0	Ruan Zhu Deng Zi No.5201776

27	Xunrui smart scenic area security management system v1.0	Ruan Zhu Deng Zi No.5201574
28	Xunrui smart community security management system v1.0	Ruan Zhu Deng Zi No.5201869
29	Xunrui smart one-key alarm management system v1.0	Ruan Zhu Deng Zi No.5201784
30	Xunrui smart guest management system v1.0	Ruan Zhu Deng Zi No.5201780
31	The three-dimensional linkage system for Epidemic Prevention and control in Shuhai Information Community V1.0	Softcopy Registration No.7128687
32	Shuhai information scanning code aggregation payment system	Softcopy Registration No.7299094
33	Shuhai information social group purchase system	Softcopy Registration No.7296663
34	Shuhai information face recognition payment system V1.0	Softcopy Registration No.7298094
35	Shuhai information online shopping mall System	Softcopy Registration No.7300125
36	Campus danger alarm system V1.0	Softcopy Registration No.7177594
37	Community prevention and control personnel information registration system V1.0	Softcopy Registration No.714047
38	Intelligent Community Management System V1.0	Softcopy Registration No.7125871
39	Community prevention and control health information Management system V1.0	Softcopy Registration No.7131600
40	Campus epidemic prevention and control personnel access management system based on face recognition	Softcopy Registration No.7263518
41	Campus epidemic prevention and control temperature measurement data management system	Softcopy Registration No.7242759
42	Intelligent community intelligent monitoring and management system V1.0	Softcopy Registration No.7558127
43	Campus information Management System V1.0	Softcopy Registration No.7561345
44	Intelligent community access control management system	Softcopy Registration No.7568924
45	Community prevention and control temperature measurement data management system	Softcopy Registration No.7565701
46	Campus monitoring system V1.0	Softcopy Registration No.7570612
47	Community prevention and control personnel information Management system V1.0	Softcopy Registration No.7570807

Intelligent hardware terminal:

During the reporting period, the non-visual perception system and the all-in-one machine for face recognition and temperature measurement developed by independent innovation continued to be updated and iterated against the COVID-19 pandemic, making outstanding contributions to the accurate epidemic screening and prevention and control in Various application scenarios in Chinese society, especially in campuses, communities, hospitals and public transportation. In this fiscal year, under the background of China’s digital economy, intelligent manufacturing, smart city and other national economic policies, the Company seized historical opportunities and carried out comprehensive layout, R&D and production around smart hardware. Facing the industrial Internet of things, the Company is developing ultrasonic flaw detection detector, mechanical and electrical equipment abnormal sound monitor; In terms of smart city, Tian-Er voice recognition alarm upgraded to 2.0 is planned to be officially released and sold before the end of this year, Tian-Er strong sound remover has completed 1.0 development, and Tian-Er natural disaster warning system is currently in the experimental stage. In the aspect of medical beauty, the Company has completed 1.0 development of commercial ultrasonic beauty instrument and household ultrasonic beauty instrument. In the aspect of medical care, hypnotic brain awakening instrument and senile dementia sound therapy instrument have completed 1.0 development and are being tested commercially. For people’s livelihood, version 1.0 of Directional Sound and directional sound module has been completed, and it is planned to be officially released and sold before the end of this year. Facing agriculture, ultrasonic insect repellent has formed 1.0 products, vocal music encourages oxytocin instrument is in the experimental stage.

3. Intellectual property rights

As of the date of this report, we have obtained 47 copyright registrations in China for our software and 4 independent patents in China. In addition, we filed 11 patent applications, which are currently under review.

4. Planning for innovation

The Company’s innovation planning focuses on the following two aspects:

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

5. R&D investment

As for the fiscal year ended June 30, 2020 and 2021, we spent $1,114,486 and $851,839 in research and development, respectively. We intend to invest approximately $10 million in technological product development over the next three years, of which the budget for each sector is presented in the table below.

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

QC: responsible for overall inspection and delivery inspection of finished products;

5.	The Company checks whether the manufacturing quality of outsourcing partners meets the Company’s requirements by assigning resident personnel to do sample testing of manufactured goods and collecting feedback on customers’ actual use experience.

3、 Outsourcing partner and outsourced products

During the year ended June 30, 2021, we built partnerships with several outsourcing partners, including Shenzhen Guangan Shixun Technology Co., Ltd. We are currently working with other outsourcing partners on new opportunities to reserve and optimize our outsourcing resource pool.

No.	Major Outsourcing Partner	Outsourced Product
1	Hangzhou Tuya Technology Co., Ltd.	Temperature measurement + face recognition smart device
2	Hangzhou Yufan Intelligent Technology Co., Ltd.	Face recognition device
3	Shenzhen Zhongyang Communications Co., Ltd.	Face recognition temperature measurement device, intelligent thermometer
4	Zhejiang Uniview Technology Co., Ltd	Network camera, hard disk video recorder, access control equipment
5	Zhengzhou Zhaolan Electronic Technology Co., Ltd	Face recognition terminal
6	Guang’an Video Technology Co., Ltd	Panel machine
7	Zhengfei Defense Technology (Hangzhou) Co., Ltd	Panel machine
8	Hangzhou Uni-Ubi Intelligent Technology Co., Ltd	Panel machine
9	Maote (Shanghai) Internet of things Co., Ltd	Elderly care positioning beacon and bracelet
10	Shenzhen Wenchang Technology Co., Ltd	Panel machine
11	Shenzhen Zhongtian Intelligent System Co., Ltd	Smoke alarm, Gas alarm
12	Ant Jinfu (Hangzhou) Network Technology Co., Ltd	Alipay box
13	Shenzhen Alfeng Technology Co., Ltd	Smart screen terminal
14	Guangdong Tianzhihe Information Technology Co., Ltd	Smart screen terminal
15	Shenzhen Star IOT Co., Ltd	Access control equipment
16	Shenzhen Weiyu Intelligent Technology Co., Ltd	Access control equipment
17	Shenzhen Weiyu Intelligent Technology Co., Ltd	Access control equipment
18	Shenzhen Duodu Technology Co., Ltd	Access control equipment
19	Shenzhen Ximo Intelligent Technology Co., Ltd	Access control equipment
20	Foshan Suoante Technology Co., Ltd	Access control equipment
21	Shenzhen Zhiguo Internet Technology Co., Ltd	Access control equipment
22	Beijing Zhicun Technology Co., Ltd	Vtm1001 chip
23	Chengdu Qiyingtailun Technology Co., Ltd	CI1102 chip
24	Pinwu (Tianjin) Technology Co., Ltd	Voice acquisition and alarm shell
25	Shenzhen Huangli Intelligent Technology Co., Ltd	Smart sound noise reduction headset、Adaptive Call noise reduction box

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

Progress of regional market development

China (by administrative region)

1	Beijing (Municipality)
2	Tianjin (Municipality)
3	Hebei Province
4	Anhui Province
5	Fujian Province
6	Guangdong Province
7	Jiangsu Province
8	Shanxi Province
9	Henan Province
10	Inner Mongolia Autonomous Region
11	Liaoning Province
12	Jilin Province
13	Heilongjiang Province
14	Zhejiang Province
15	Shanghai
16	Chongqing
17	Yunnan Province
18	Shanxi Province

China (by regional economic belt)

1	Three Northeastern Provinces
2	Beijing-Tianjin-Hebei
3	Yangtze River Delta
4	Central and Western Regions
5	Guangdong-Hong Kong-Macao Greater Bay Area

2、Contract execution (as of the reporting date)

In terms of smart city construction, the Company completed the Campus security intelligent control Platform project of The First School of Harbin New Area in this fiscal year; Harbin 73rd Middle School Campus Security Intelligent Control Platform Project; China Pacific Life Insurance Heilongjiang Branch office building access control, monitoring, alarm and other projects specific implementation. As a new part of smart city construction, satellite remote sensing project has carried out preliminary tests in a small market of satellite remote sensing cloud image analysis technology achievements.

☐	As of June 31, 2021, the Company’s 5G messaging program has signed 14 regional partner agreements, covering Hangzhou, Shanghai, Qujing, Yunnan, Zhengzhou, Henan, Xi ‘an, Shaanxi, and Chongqing.

☐	November 2020, reached an intention to cooperate with China Mobile Internet

☐	January 2021, obtained the authorization of 5G message development from ZTO Express Group

☐	February 2021, obtained the authorization of 5G message development of Jiangsu Branch of ZTO Express Group

☐	In February 2021, obtained the 5G message development authorization of “Ai La” Catering Group

☐	In March 2021, “Pharmacy Network” reached strategic cooperation to jointly build 5G messaging platform for pharmaceutical e-commerce

☐	In March 2021, it became the governing unit and member of 5G Information Working Group of MiIT.

☐	Became a member of China Communication Enterprises Association in April 2021.

☐	May 2021, participated in Jiangsu Mobile “brilliant 5G” ChatBot Developer Competition and won the first prize.

☐	In May 2021, the Company signed a distribution cooperation agreement with Jiadboya (Zhejiang) Culture Co., LTD. (” Jiadboya “) with the goal of providing a 5G messaging marketing cloud platform (” 5G MMCP “) to 50,000 corporate customers in Jiangsu province, Zhejiang Province and Shanghai City.

☐	In June 2021, Yuantong National Engineering Laboratory jointly initiated the establishment of “5G Messaging Application Research Joint Laboratory”.

☐	June 2021, attended the Asia-Pacific 5G Messaging Application Conference and won the “5G Messaging Leadership Enterprise Award”

☐	In June 2021, national regional partner recruitment will be launched

☐	In July 2021, obtained the authorization of 5G message development of ZTO Express Group Guangxi Branch

☐	In July 2021, passed ZTE Openlab 5G messaging platform access certification

☐	Became a 5G messaging CSP partner of Jiangsu Mobile in August 2021

Intelligent Payment. In this fiscal year, we completed the campus direct drinking water project of Guangdong Dingxin Hong Tu Technology Co., LTD., Shenzhen Odomke Wine Co., LTD., Shanwei City Jinhua Gas Station and other projects. Now we have put together a variety of payment and settlement on market channels, such as payment and settlement treasure, WeChat, UnionPay, Jingdong, support for multiple terminals, such as PC, mobile terminals, intelligent terminal, and the unity of the POS machine and so on payment and settlement products, no matter merchants use which kinds of payment and settlement channels, as long as through the payment and settlement system access, You can use the payment and settlement system statement and data statistics to achieve comprehensive aggregation of collection, settlement and data statistics. The system provides merchants with full-scene intelligent software and hardware payment and settlement solutions, including QR code speaker, small white box, facial payment and settlement equipment and other intelligent cashier terminals, and provides cloud platform and operating system services. Through the cloud platform of intelligent hardware, we provide cloud device management services, payment and settlement software solution services, and payment and settlement technology docking services for merchants from all walks of life.

3、Revenue-cost structure

Operating revenue	Operating cost	Gross margin
$175,138	$81,135	$94,003

As of June 30, 2021, the Company achieved operating revenue of US$175,138 and operating costs of US$81,135, with an average gross ratio at 53%.

The Company obtained cash advance from 5G messaging agency with $189,527 as of June 30 2021.

4、Operation of holding entities and affiliated companies

Following the development direction of the Company, we adopt the parent-subsidiary corporate management mode, with headquarters as the strategic and investment decision-making center, and the subsidiaries and VIEs as entities for market and project operation. The preliminary layout for the present stage has been finished.

The Company has five holding entities and affiliates, including: Heilongjiang Xunrui Technology Co., Ltd., Guozhong Times (Beijing) Technology Co., Ltd., Guohao Century (Beijing) Technology Co., Ltd., Guozhong Hoze (Beijing) Technology Co., Ltd., and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. Hangzhou Shuhai Zhangxun. And Hangzhou Shuhai Zhangxun got cash advance from 5G messaging agency with $189,527

Customers

Smart city: The industrial application customers of Datasea Smart City include medical care, transportation, logistics, finance (banking, securities, insurance), communication, education, energy, environmental protection, etc., with the focus on schools and communities. In this fiscal year, the Company completed the Campus security intelligent control platform project of the First School of Harbin New District; Harbin 73rd Middle School Campus Security Intelligent Control Platform Project; China Pacific Life Insurance Heilongjiang Branch office building access control, monitoring, alarm and other projects specific implementation. The main customer groups of satellite remote sensing project provide satellite cloud image analysis technical services to all levels and various governments.

Acoustic Intelligence: The customer group of acoustic intelligence is classified according to the industry. In the application of industrial Internet of Things, it mainly targets at all kinds of traditional manufacturing, high-end manufacturing, intelligent manufacturing and other factories and enterprises to meet the requirements of testing and flaw detection of production equipment or products. In terms of smart city application, it mainly provides government departments with natural disaster early warning and government enterprises and families with products and services in safety prevention. With the rapid aging of China’s population, from students to workplace workers, managers, entrepreneurs, investors, civil servants and other people are generally facing great learning, work pressure and anxiety, we also provide medical institutions, families and individuals with ultrasound beauty, hypnosis, dementia and other products; The industrial application customers of directional sound products include commercial supermarkets, banks, hospitals, schools, homes and other users. They mainly solve the sound in a noisy environment, create multiple independent and non-interference specific areas, and complete the information transmission efficiently and quickly. In addition, directional sound products enable the sound playback function upgrading of white goods, intelligent large screen, intelligent signage and other products of manufacturers. With the improvement of people’s quality of life, to have no pesticides, pollution-free organic vegetables, animal and plant to further improve the quality of the demand, on how to replace the pesticides kill pests and improve dynamic value content feed production, several sea acoustic intelligence application in the field of agriculture mainly provide ultrasonic insect repellent and vocal music fan oxytocin products, the main customers include farm, planting animal husbandry enterprises, agricultural machinery, etc.

5G messaging: BASED on the characteristics of its marketing services to the platform, 5G messaging can empower thousands of industries. Customers can be divided into two categories: TO G and TO B.TO G terminal can provide accurate and new public service products for the government for enterprises and citizens. Through one-stop touch and cloud service interaction, it solves the pain points that governments at all levels and all kinds of governments have single content based on traditional SMS communication and poor user experience. For G terminal, digital sea 5G message marketing cloud platform, finance, electricity, logistics, e-commerce, catering, tourism and other industries. From the perspective of competitive customers and existing customers: traditional SMS users, WeChat mini program/public account users, Alipay mini program and life users, government and people’s livelihood service APP users are all prospective customers of 5G messages. Such prospective customer oriented education costs and marketing costs, 5G messages customers into advantage does not change the number of small procedures, the public, life, and used in the APP, can flow smoothly transferred to 5G messages cloud platforms, according to the existing consumption and use habits can better enjoy the5G messages brings the convenience of cloud services and high efficiency.

Smart payment: With the demand of merchants’ marketing expansion, accounting management, terminal operation and maintenance, capital services and other aspects, traditional payment methods are characterized by decentralization, bringing poor use experience to merchants and users’ settlement. Relying on its own technical advantages, Smart Payment Has launched “payment +” comprehensive service for the industry. Industry users include e-commerce, retail, cross-border, logistics, tourism, aviation, education, mutual finance, insurance, digital entertainment, public utilities, etc. In this fiscal year, 11 institutions in consumer, finance, business and other industries signed agreements covering 8 cities including Shanghai, Shenzhen, Guangzhou, Dongguan, Shanwei, Xiamen and Tianjin, realizing the expansion of smart payment business.

Competition

1、 The Company is engaged in the trillion-level security industry

Smart city: According to the Prediction of Qianzhan Industry Research Institute, the market size of Smart city in China will reach 25 trillion yuan by 2022.

Acoustic intelligence: According to Yi Ou Think tank “2021 China intelligent voice industry solutions and service providers brand evaluation” report analysis pointed out that in 2020, policy, economy, technology, social multidimensional drive traditional enterprise digital transformation, with the advantages of reducing labor costs, improve the efficiency of enterprise automation, Intelligent voice system has become the core power of enterprise digital transformation. According to the report, the scale of intelligent voice market is expected to reach 56.48 billion yuan in 2023, and the voice market still has great space for development.

5G Messaging: According to the Global System for Mobile Communications Association, as of September 2020, 90 Mobile network operators around the world launched RCS, with 473 million Global monthly active users; The RCS market is expected to be about $74 billion by the end of 2021.Mobilesquared predicts that 74.6% of smartphone users will use RCS channels to communicate by 2023.China is set to become one of the largest single contributors to global mobile Internet user growth over the next few years, accounting for nearly 20 per cent of the global total.

Smart payment: IResearch consulting report, it is expected that by 2022, China’s mobile payment will transform from a single payment service to digital upgrading services of the whole industry chain, and third-party industrial payment will reach 177.2 trillion

2、The Company has been in the stage of intelligent security

With the progress of technology and the deepening of application form, the industrial upgrading of security industry follows the development path of “traditional security -> digital security -> network security -> intelligent security”, and the technological innovation and industrial application of the Company has fully achieved in the stage of intelligent security.

3、The Company enjoys outstanding advantages in technological innovation capabilities

The Company’s outstanding advantages in technological innovation capabilities are in algorithms, front-end perception and system integration.

●	The algorithm mainly revolves around the innovation of visual and non-visual fusion perception algorithms.

●	Front-end perception is mainly regarding the integration and productization of the Company’s algorithm technology into intelligent perception hardware.

●	System integration is mainly reflected in the Company’s intelligent security management system interconnecting various front-end intelligent perception hardware to form the Internet of Things, and collecting various real-time data combined with visual and non-visual fusion perception algorithms to analyze and process the data to establish our big data analysis and decision-making Management platform.

4、Peer comparison of the Company’s core technologies

The principal direction guiding our innovation and R&D are hi-tech products based on fusion of visual and non-visual perceptions. In contrast to peer competitors in the industry, the following shall be taken as our advantages:

Subject	industry	Datasea, Inc.
Identification	face recognition	Face recognition + voice print recognition
Abnormal recognition	Video recognition or audio recognition	Video recognition and audio recognition are integrated
Speech recognition	semantic recognition or voiceprint recognition	“semantic + voiceprint” fusion perception
Algorithm execution	Algorithm center side	algorithm edge side
Perception, intervention	perception and intervention are separated from each other.	“Fusion perception + intervention control” is combined
Voice healing	Normal vocal frequency	Normal vocal frequency + infrasonic frequency
Sound propagation	broadcasts	directional sound + energy matrix

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

Government Regulation; Licenses

Our operations are subject to and affected by PRC laws and regulations. The primary governmental regulation regulating the Internet security equipment industry in the PRC is the Cybersecurity Law, which governs entities providing “critical information infrastructure.” This statute provides basic protections for Internet users, such as not selling individual’s data to other companies without the user’s permission and not knowingly distributing malware. This law at present is only in draft form, but is expected to be adopted in the near future. Our wholly owned subsidiaries and our VIE and its subsidiaries are required to have, and each has, a business license issued by the PRC State Administration for Market Regulation and its local counterparts. In addition, major PRC regulations applicable to our products and services and the Internet security industry include Computer Information System Security Specific Product Testing and Sales License Management Method (Ministry of Public Security Order No. 32) (“Order 32”) and Internet Security Protection Technology Measures Provision (Ministry of Public Security Order No. 82) (“Order 82”). Order 32 sets forth the license requirement for Internet security products providers and related approval procedures of license applications. Order 82 specifies certain security measures Internet service providers shall take to ensure Internet security. Providers of ISP connecting service and Internet-based data processing service are within the scope of Order 82.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. Substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. Although we believe that CSRC’s approval is not required for the listing and trading of our common stock on Nasdaq, we cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do.

1. The primary governmental regulations applicable to our “Safe Campus” security system are:

(i) Security Management Regulations on Kindergartens, Elementary Schools, Middle Schools and High Schools promulgated by the Ministry of Education which requires the school management to comply with its specific requirements; (ii) The Twelfth Five Year Plan of National Education XI promulgated by the Ministry of Education in 2012 urging schools to increase investment in key areas and weak links, and constantly improve school information, modernization, and enhance the development of education system; (iii) “Notice from the Ministry of Education and Other Nine Ministries and Commissions on Accelerating the Advancement of Educational Information on a Number of Key Work ” (Teaching [2012]); (iv) Ministry of Public Security, General Office of the Ministry of Public Security (2015) No. 168 “On the Issuance of Security Regulations of Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice” which allows the installation of electronic surveillance systems on campus; (v) Office of the State Council Education Steering Committee (National Education Supervision letter [2016] No. 22) “On the Implementation of the Campus Bullying Prevention Governance;” and (vi) “Opinions of the General Office of the State Council on Strengthening the Construction of Safety Risk Prevention and Control System for Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice “ (Guo Ban Fa [2017] No. 35).

2. The primary governmental regulations applicable to our “Scenic Area” system are:

Notice on Securing Epidemic Control and Orderly Resumption of Scenic Areas (Wenlvfadian [2020] No. 71) by the Ministry of Culture and Tourism as well as National Health Commission of emphasizes the role of the “Internet + tourism” service platform and the adoption of big data analysis and other new technological means to promote smart tourism and passenger flow management; On Revising and Printing Implementation Measures for Inspection, Qualification and Management of National Sample Tourism Areas (Trial Version), and Notice on Inspection Standards for National Sample Tourism Areas (Trial Version) (Banziyuanfa [2020] No. 30) by the General Office of the Ministry of Culture and Tourism clarifies the inspection standards for building of information platform of smart scenic areas and building of smart security software/hardware infrastructure.

3. The primary governmental regulations applicable to our “Smart Community” system are:

Notice on printing and releasing the Smart Community Construction Guideline (Trial Version) (Jianbanke [2014] No. 22) by the General Office of Ministry of Housing and Urban-Rural Development clearly states that smart community construction is an essential part of smart city construction.

Shuhai Beijing currently maintains the following licenses issued by the PRC government:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issued by Beijing Municipal Bureau of Statistics;

●	National High Tech Enterprises Certificate jointly issued by Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, and Beijing Municipal Tax Service, State Taxation Administration;

●	Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee;

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology;

●	Security Engineering Qualification Certificate issued by China Security Technology Prevention Industry Association;

●	Membership Certificate issued by China Security Technology Prevention Industry Association;

●	CCC (China Compulsory Certification) by China Quality Certification Center;

●	Information Security Management System Certificate issued by Beijing Inspection and Certification Limited Company; and

●	Environmental Management System Certificate issued by Huaxinchuang (Beijing) Certification Center Co., Ltd

Employees

As of the date of this report, we have a total of 81 full time employees and no part time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	8
Human Resources Administrative Management	12
Internal Controls	2
Capital Operation	8
Purchase	2

Marketing and Sales	12
Research & Development	33
Finance & Accounting	4
Total	81

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

Risk Factors Summary

Risks Relating to Our Business and Industry

●	We have a limited operating history developing smart security solutions and education technologies.

●	Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern, although it is noted that such liquidity concern was mitigated by the Company’s financing closed on July 20, 2021.

●	Supply chain issues could have an adverse impact on our business and operating results.

●	We intend to invest in engineering and marketing activities and may not achieve the desired results.

●	Our business substantially depends upon the continued growth of the security, security-based systems, and education technologies, the decrease of which could have a negative impact on our business.

●	Product quality problems could lead to reduced revenue, gross margins, and net income.

●	We will likely have to incur indebtedness or issue new equity securities to fund future growth.

●	Our success is dependent on retaining key personnel who would be difficult to replace.

●	If we fail to anticipate and adapt to the changes and evolutions, our operations will be adversely affected.

●	We may face heightened competition from existing mature competitors as well as new entrants.

●	We depend on contract manufacturers, and our production and products could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

●	Our smart security systems may not be accepted by the intended users of our products.

●	Changes to existing regulations may present technical, regulatory and economic barriers to the provision of our products and services.

●	The control deficiencies in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

●	We have seen a substantial improvement and progress in our internal control over financial reporting.

●	Our compliance with complicated U.S. regulations will result in additional expenses.

●	Failure to comply with the Foreign Corrupt Practices Act could adversely affect our business.

●	We may be subject to liability if private information that we receive is not secure or if we violate privacy laws and regulations.

Risks Relating to Our Corporate Structure

●	We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as a direct ownership structure.

●	We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

●	Because we rely on the Operation and Intellectual Property Service Agreement with Shuhai Beijing for our revenue, the termination of this agreement would severely and detrimentally affect our continuing business viability under our current corporate structure.

●	Contractual arrangements entered into by our subsidiary and our PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability.

●	We conduct our business through Shuhai Beijing by means of VIE Agreements. If the PRC courts or administrative authorities determine that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

●	The stockholders of our VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

●	If any of our affiliated entities becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy assets held by such entity.

●	We are a “controlled company” and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Risks Associated With Doing Business in China

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

●	Actions by the Chinese government to exert more oversight and control over China-based issuers could significantly change our operations, limit or completely hinder our ability to offer securities to investors.

●	A slowdown in the PRC economy may harm the demand for our services and our products.

●	If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

●	Future inflation in China may inhibit the profitability of our business in China and the fluctuation of the Renminbi may have a material adverse effect on your investment.

●	Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

●	Our PRC subsidiaries and affiliated entities are subject to restrictions on making dividends and other payments to us.

●	Uncertainties with respect to the PRC legal system could have a material adverse effect on us

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets and most of our directors and officers are outside the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the PRC.

●	Certain PRC regulations may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

●	PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary and affiliated entities.

●	Governmental control of the convertibility of Renminbi and restrictions on the transfer of cash into and out of China may constrain our liquidity and adversely affect our ability to use cash in our operation.

●	A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

●	We may be subject to fine due to our insufficient payment of the social insurance and housing fund of the employees.

●	You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct substantially all of our operations in China and most of our officers and directors reside in China.

●	PRC regulations and rules concerning mergers and acquisitions, including recently adopted regulations and rules with respect to mergers and acquisitions, established additional procedures and requirements that could impact our ability to conduct our business or accept foreign investments.

●	You may experience difficulties in protecting your rights through the United States courts.

●	Increases in labor costs in the PRC may adversely affect our business and our profitability.

●	To the extent that our auditor’s audit documentation related to their audit reports for our company are located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection.

●	We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely to us, materially disrupt our business.

●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws may entail significant expenses and could materially affect our business.

Risks Relating to an Investment in Our Common Stock

●	Our majority stockholders will control our Company for the foreseeable future, including the outcome of matters requiring stockholder approval.

●	An active and visible trading market for our common stock may not develop.

●	The market price for our common stock may be volatile.

●	Our common stock is thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

●	Potential future sales under Rule 144 may depress the market price for our common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We are not likely to pay cash dividends in the foreseeable future.

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

We are an early and development stage company and have limited financial resources. We had cash balances of $1,065,936 and $49,676 as of June 30, 2020 and June 30, 2021, respectively. We generated revenues of $175,138 during the year ended June 30, 2021. We had a net cash outflow of approximately $1.6 million during fiscal year ended June 30, 2021. We had a deficit of approximately $12,061,858 at June 30, 2021.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated revenue of $175,138 from our business during the year ended June 30, 2021, and our expenses will be accrued until sufficient financing is obtained or our shareholders loan us the necessary funds to pay for these expenses. Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern, although it is noted that such liquidity concern was mitigated by the Company’s sale of shares of its 2,436,904 shares of common stock at $3.48 per share on July 20, 2021, raising approximately $7,636,796, after deducting offering costs. No assurances can be given that we will be able to obtain funds from our shareholders or others to continue our operations in the future. We may need to seek additional financing. The financing sought may be in the form of equity or debt financing or a combination of both from various sources as yet unidentified. No assurance can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern and the failure to do so could cause us to cease our operations.

On July 20, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell to such investors an aggregate of 2,436,904 shares of common stock of the Company at a purchase price of $3.48 per share. The Company also sold warrants to purchase 1,096,608 shares of common stock to such investors in a concurrent private placement. The closing of the sales of these securities under the securities purchase agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,636,796, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and will be used for working capital and general corporate purposes, and for the repayment of debt.

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

Currently, we do not own or operate our manufacturing facilities, but rely on third-party contractors to manufacture our products, and expect that we will continue to rely on existing and new contractual manufacturers for the foreseeable future. The following reliance issues could have an adverse impact on the supply of our products and on our business and operating results:

●	Any financial problems of our contract manufacturers or component suppliers could limit supply or increase costs;

●	Reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could limit supply or increase costs; and

●	Industry consolidation occurring within one or more component supplier markets could limit supply or increase costs.

In addition, the following supply chain-related issues could adversely affect our customer relationships, operating results and financial condition:

●	a reduction or interruption in supply of one or more components;

●	a significant increase in the price of one or more components；

●	a failure to adequately authorize procurement of inventory by our contract manufacturers; and

●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

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

Our business requires significant levels of capital to finance the research and development of new products and service platforms that meet the constantly evolving industry standards and consumer demands. As such, we expect that we will need additional capital to fund our future growth. For the time being, we are primarily depending on contribution from shareholders, equity financing and cash income. If cash from such sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

●	investors’ perceptions of, and demand for, companies operating in China;

●	conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flows

●	governmental regulation of foreign investment in China;

●	economic, political and other conditions in the United States, China and other countries; and

●	governmental policies relating to foreign currency borrowings.

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

Our success depends largely on the continued services of our key management and technical staff. In particular, our success depends on the continued efforts of Ms. Zhixin Liu, our Chairman of the Board of Directors, Chief Executive Officer, President and Corporate Secretary, and Mr. Fu Liu, one of our directors and Ms. Liu’s father. Ms. Liu and Mr. Liu have been instrumental in developing our business model and are crucial to our business development. There can be no assurance that they will continue in their present capacities for any particular period of time. The loss of the services of Ms. Liu and/or Mr. Liu could materially and adversely affect our business development.

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

Our management has assessed the effectiveness of our internal control over financial reporting with an assessment report as of June 30, 2020, and plans to shorten the cycle and increase the frequency concerning the testing cycle for the effectiveness of internal control measures. The annual risk control assessment reporting system will be improved to a quarterly risk control assessment system

Our efforts in the building of internal control system is not limited to the formulation and implementation of financial management and control measures, but focuses on the combination of comprehensive and targeted control to build up an internal control system that best fits us. According to the management system imperfections concerning job responsibilities, departmental processes and so on that are identified through self-examination, the Company, by highlighting six elements of “internal environment, risk assessment, control activities, information and communication, and internal supervision” and seven control measures of separate control of incompatible functions, authorization and approval control, accounting system control, property protection control, budget control, operation analysis control and performance appraisal control”, is gradually establishing and improving an internal control system featuring organizational structure, development strategy, human resources, social responsibility, corporate culture, financial activities, procurement business sales business, research and development, financial reports, comprehensive budget, contract management, internal information transfer and information system and other contents, and it is formulating the internal control system applicable to the whole company and organizing related implementation in accordance with relevant laws and regulations and supporting measures..

By the end of the fiscal year ended June 30, 2021, we have established a Risk Control Department led by the internal control director and a team of legal counsels to ensure the Company’s compliance with relevant regulations and risk management requirements; we also formulated new policies or integrate a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, policy to prevent and detect fraud、assets and inventory management, internal audit policy and cost accounting, etc., and we provided training for our employees, such as the Finance Department, Marketing Department, and senior executives; we set the International Affair Department to strengthen our compliance and financing management on the international capital market; and we also employed a new legal counsel in China to enhance the Company’s operational compliance on the Chinese market.

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

In November 2016, the Standing Committee of the National People’s Congress passed China’s first cybersecurity law, or CSL, which took effect in June 2017. The CSL systematically lays out cybersecurity and data protection regulatory requirements and subjects many previously under-regulated or unregulated activities in cyberspace and data management to government scrutiny. Compliance costs and other burdens related to CSL as well as China’s regulatory measures on the collection, storage, use and provision of network data may affect users’ use and acceptance of our products and services, and may have a significant adverse impact on our business, directly affecting our market development channels and financial revenue capacity.

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

If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our ordinary shares.

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity (the “VIE”). Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Corporate Structure” on page 24 and “VIE Agreements” on page F-10.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. We also believe that each of the contracts among our wholly-owned PRC subsidiary, our consolidated VIE and its shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Thus, the PRC governmental authorities may take a view contrary to the opinion of our PRC legal counsel. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If these regulations change or are interpreted differently in the future and our corporate structure and contractual arrangements are deemed by the relevant regulators that have competent authority, to be illegal, either in whole or in part, we may lose control of our consolidated VIE, which conducts our manufacturing operations, holds significant assets and accounts for significant revenue, and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;

●	levying fines on us;

●	confiscating any of our income that they deem to be obtained through illegal operations;

●	shutting down our services;

●	discontinuing or restricting our operations in China;

●	imposing conditions or requirements with which we may not be able to comply;

●	requiring us to change our corporate structure and contractual arrangements;

●	restricting or prohibiting our use of the proceeds from overseas offering to finance our consolidated VIE’s business and operations; and

●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our common stock. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure causes us to lose the rights to direct the activities of our consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements, which may cause the value of our securities to significantly decline or even become worthless.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

We rely on contractual arrangements with our consolidated VIE and its shareholders, Zhixin Liu, Chairman of the Board, CEO and President of the Company and Corporate Secretary, and Fu Liu, a Director of the Company (Fu Liu is the father of Zhixin Liu), to operate our business. Our affiliation with Shuhai Beijing is managed through the VIE Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as direct ownership. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIE. If our consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in our consolidated VIE, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over our consolidated VIE, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

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

Because we rely on the Operation and Intellectual Property Service Agreement with Shuhai Beijing for our revenue, the termination of this agreement Or be forcibly discharged would severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and all of our business operations are conducted through the VIE Agreements. As a result, our revenues mainly rely on dividend payments from Tianjin Information after it receives payments from Shuhai Beijing pursuant to the Operation and Intellectual Property Service Agreement. Shuhai Beijing may terminate the Operation and Intellectual Property Service Agreement for any or no reason by Chinese government at all. Because neither we, nor our subsidiaries, own equity interests of Shuhai Beijing, the termination of the Operation and Intellectual Property Service Agreement would sever our ability to continue receiving payments from Shuhai Beijing under our current holding company structure. While we are currently not aware of any event or reason that may cause the Operation and Intellectual Property Service Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Operation and Intellectual Property Service Agreement is terminated, this would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

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

If any of our PRC entities or their ownership structure or the contractual arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of our PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses;

●	discontinuing or restricting the operations;

●	imposing conditions or requirements with which the PRC entities may not be able to comply;

●	requiring us and our PRC entities to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our 2018 offering to finance our business and operations in China; or

●	imposing fines. Confiscation of income

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Although the content about VIE structure has been deleted from the PRC Foreign Investment Law implemented since January 1, 2020, the disputes over VIE structure still exists and are left to be settled through legislative authorization. After that, the nature and attributes of VIE structure may still be brought into the supervision category of “foreign investment” in future through other specific laws, administrative regulations and normative documents formulated by the State Council. Moreover, relevant supervision will be strengthened while the pre-establishment national treatment & negative list system would not be excluded for foreign investment, which is expected to cast significant impact upon our operation and management.

The shareholders of our VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Ms. Zhixin Liu and Mr. Fu Liu are majority shareholders of our Company and the shareholders of our VIE, Shuhai Beijing. Ms. Liu is our Chairman, Chief Executive Officer, President and Secretary, while Mr. Liu is one of our directors. They may have potential conflicts of interest with us. These shareholders may breach, or cause our VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and our VIE, which would have a material and adverse effect on our ability to effectively control our VIE and receive substantially all the economic benefits from it. For example, the shareholders may be able to cause our agreements with Shuhai Beijing to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

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

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Implementation of the negative list system. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

The development of COVID-19 and A slowdown or other adverse developments in the PRC economy may harm our customers and the demand for our services and our products.

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

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, various factors, such as changes in China’s political and economic conditions and China’s foreign exchange controls. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under such policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Later on, the People’s Bank of China has decided to further implement the reform of the RMB exchange regime and to enhance the flexibility of RMB exchange rates. Such changes in policy have resulted in a significant appreciation of the Renminbi against the U.S. dollar since 2005. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the Renminbi against the U.S. dollar. Any significant appreciation or revaluation of the Renminbi may have a material adverse effect on the value of, and any dividends payable on, shares of our common stock in foreign currency terms. More specifically, if we decide to convert our Renminbi into U.S. dollars, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars we receive from our 2018 offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the Renminbi to the U.S. dollar could materially and adversely affect the price of shares of our common stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under our subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to convert Renminbi into foreign currency for capital expenditures. And the Chinese government is further strengthening the control of foreign exchange, we will not be able to change the Chinese government’s decision in our own power.

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

Uncertainties with respect to the PRC legal system could have a material adverse effect on us

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections of interest relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws In different administrative areas and regulations involves significant uncertainties, any of which could limit the available legal protections. In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

The PRC’s legal and judicial system Under special circumstances may not adequately protect our business and operations and the rights of foreign investors.

The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is uncertain. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, Different administrative regions have different legal and judicial interpretations or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

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

Pursuant to the Social Insurance Law of the PRC, as amended on December 29, 2018,and the Regulation on the Administration of Housing Accumulation Funds, as amended on March 24, 2019, employers in China shall register with relevant social insurance agency and relevant housing provident fund management center and open special housing provident fund accounts for each of their employees, and pay contributions to the social insurance plan and the housing provident fund for their employees, such contribution amount payable shall be calculated based on the employee’s actual salary in accordance with the relevant regulations. In case the employer failed to make sufficient payment of the social insurance, it may be subject to fine up to 3 times of the insufficient amount and pay late fees. If the employer failed to register with relevant housing provident fund management center or failed to open special housing provident fund accounts for the employees within the ordered time limit, a fine of not less than RMB10,000 nor more than RMB50,000 may be imposed. In addition, if the employer fails to pay sufficient contributions to housing provident fund as required, the housing provident fund management center shall order it to make the payment and deposit within a prescribed time limit; where the payment has not been made after the expiration of the time limit, the housing provident fund management center may request the people’s court for compulsory enforcement. On July 20, 2018, the General Office of the Communist Party of China and the General Office of the State Council jointly issued the Reform Plan on Tax Collection and Administration Systems for Local Offices of the State Administration of Taxation and Local Taxation Bureaus, according to which the collection and administration of social insurance will be transferred from the social insurance departments to competent tax authorities, and the supervision over the payment of social insurance will be significantly strengthened in the way that an enterprise must pay social insurance for its employees based on their overall salary at certain legally required rates. If we are fined due to insufficient payment of the social insurance and housing fund of the employees, our business operations could be materially and adversely affected.

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

Our auditor is headquartered in the United States, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this prospectus filed with the SEC and will issue audit reports related to our company in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the Holding Foreign Companies Accountable Act to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law promulgated by the Standing Committee of the National People’s Congress of China in June 2021, or the Data Security Law, will take effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. As the Data Security Law has not yet come into effect, we may need to make adjustments to our data processing practices to comply with this law.

Additionally, China’s Cyber Security Law, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, on August 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which will be implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market or the Stock Exchange of Hong Kong.

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

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies or reports;

●	conditions in Chinese and global cybersecurity product markets;

●	our capability to match and compete with technology innovations in the industry;

●	changes in the economic performance or market valuations of other companies in the same industry;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar; and

●	general economic or political conditions in or impacting China. Development of COVID-19

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently do not own any real estate or land use rights. We lease office space of approximately 2,007.46 square meters from Beijing Kaipeng Technology Co., Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $33,100 (RMB225,922.89). The lease agreement expired on October 7, 2022, we received a six-month rent free (two months for each year) discount, We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2020, as amended on May 1, 2019. We pay an annual rent of approximately $2,930 for this space. This lease agreement was renewed for one year on May 1, 2020 and will expired April 30, 2021, with an annual rent at approximately $10,665.68. Due to the business expansion of the Company, a new office was rented on October 1, 2019 to support operation of Heilongjiang Xungrui Technology Co., Ltd. The lease term is from October 1, 2019 to September 30, 2021 and the annual rent is approximately $23,293.85. We believe the rented space is sufficient for our current operations.

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

 On Jan 14, 2021,Tianjin Information Sea Information Technology Co., Ltd./Hangzhou Zhexin Information Technology Co., Ltd. And Hangzhou Zhangxun Information Technology Co., LTD signed a tripartite agreement and agreed that all rights and obligations of Tianjin Information Sea Information Technology Co., Ltd under original contract was assigned to Hangzhou Zhangxun Information Technology Co., LTD. The cost of the rental place to produce it, Including but not limited to rent, water, electricity, property fees, etc. are all paid by Hangzhou Zhangxun Information Technology Co., LTD

In August 2019, we moved our headquarters from 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, China, to the current address.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock started trading on the NASDAQ Capital Market under the symbol “DTSS” on December 18, 2018. Based on the records of our transfer agent, we had 23,911,042 shares of common stock issued and outstanding as of September 27, 2021.

Holder

We had 425 holders of record of our common stock as of September 27, 2021.

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

Item 6. [Reserved]

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

Overview

We are a fast-growing company at the cutting edge of smart security solutions and expand business coverage strategically to areas like 5G messaging and smart payment solutions. Based in Beijing China, our proprietary technologies are geared towards a safer society and answer to security needs of both enterprise and individual clients Up to now, we have established four business categories centered on smart city, acoustic intelligence, 5G messaging, and smart payment.

Smart city: During the reporting period, the Company completed the First School of Harbin New Area and the Campus security intelligent control platform project of No. 73 Middle School of Harbin city, and the access control, monitoring and alarm project of China Pacific Life Insurance Heilongjiang Branch office building. It shows that the Company’s deep cultivation in northeast China has achieved results, and effective progress has been made in the smart campus market. At the same time, the product service scheme has been recognized by well-known financial and life insurance companies in the industry.

Acoustic intelligence: During the reporting period, the Company established voice perception and acoustic effect as two major technical directions, forming part of the technical and product achievements, has obtained independent research and development of core technology invention patents 4, 4 software Copyrights, international intellectual property rights are in the process of implementation. At present, the intelligent technology of digital sea acoustics has achieved 1.0 stage, and has achieved certain results in the market application demonstration

5G messaging: During the reporting period, the Company held 3 product cooperation fairs and successfully signed contracts with more than 14 partners, with the contract amount of $316,718 (RMB 2.046 million) and cash flow income of more than $239,938 (RMB 1.55 million), creating a new high after the launch of 5G messaging business and business growth on the right track

Smart payment: During the reporting period, the Company implemented and signed agreements with 11 institutions in consumer, financial, business and other industries, covering 8 cities including Shanghai, Shenzhen, Guangzhou, Dongguan, Shanwei, Xiamen and Tianjin.

Results of Operations

Comparison of the years ending June 30, 2021 and 2020

The following table sets forth the results of our operations for the years ended June 30, 2021 and 2020, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2021	% of Sales	2020	% of Sales
Sale	$175,138		$1,414,781
Cost of goods sold	81,135	46%	146,380	10%
Gross profit	94,003	54%	1,268,400	90%
Selling expenses	568,034	324%	438,621	31%
Research and development	851,839	486%	1,114,486	79%
General and administrative expenses	3,535,416	2,019%	1,620,346	114%
Total operating expenses	4,955,289	2,829%	3,173,453	224%
Loss from operations	(4,861,286)	(2,776)%	(1,905,053)	(134)%
Non-operating income (expenses), net	(23,030)	(13)%	46,958	3%
Loss before income taxes	(4,884,316)	(2,789)%	(1,858,095)	(131)%
Income tax expense	-	-%	5,158	0.4%
Loss before noncontrolling interest	(4,884,316)	(2,789)%	(1,863,253)	(132)%
Less: loss attributable to noncontrolling interest	(235,839)	(135)%	-	-%
Net loss to the Company	$(4,648,477)	(2,654)%	(1,863,253)	(132)%

Revenue

We had revenue of $175,138 and $1,414,781 for the years ended June 30, 2021 and 2020, respectively. For the year ended in June 30, 2021, the sales mainly consisted of sales of safe campus intelligence control systems and related devices to schools, face temperature measurement access control products and face recognition devices. For the year ended in June 30, 2020, the sales mainly consist of sale of safe campus security management system to schools.

The decrease in revenue was majorly due to the expansion of the Company’s business towards 5G messaging and smart payment in fiscal year 2021, which will take a certain period of time for the new business to generate revenue, and we expect that such new revenue will be reflected in the next fiscal year. The Company believes that its business development is on track and supported by a strong product portfolio recognized by the market with purchase orders placed and the expansion of the distribution partners with national positioning.

Advance from customers

The Company obtained cash advance from 5G messaging agency with $189,527 as of June 30 2021.

In September 2021, Hangzhou Shuhai Zhangxun and Hubei Kuanyun Network Technology Co., Ltd. signed a cooperation agreement on SMS business sales, with a contract amount of approximately $4.33 million(RMB 28 million).

In September 2021, Hangzhou Shuhai Zhangxun and Quantum Communication (Beijing) Technology Co., Ltd. signed the cooperation agreement on SMS service sales, with the contract amount of approximately $3.87 million (RMB 25 million).

In addition, as a significant post-term matter, Datasea and its wholly owned subsidiary company Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”), had signed a strategical agreement with Eastcom Smart Chain (Beijing) Network Technology Co., Ltd. to provide smart systems and services for Canteens and restaurants in at least 200 schools and institutions in the next two years, with a total contract amount of not less than US$14,758,359 (RMB 95,339,000).

Cost of Goods Sold

We recorded $81,135 and $146,380 cost of goods sold for the years ended June 30, 2021 and 2020, respectively. For the year ended June 30, 2021, the cost of goods sold was mainly the inventory purchase cost for the products sold. For the year ended June 30, 2020, the cost of goods sold was mainly for the CRI orders of Guozhong Times. No significant cost of goods sold was recorded for our sale of the Safe Campus Security Management systems as a substantial portion of the costs were related to research and development costs which were expensed as and when they were incurred.

Gross Profit

The gross income for the years ended June 30, 2021 and 2020 was $94,003 and $1,268,400, respectively. The decreased in gross income was mainly due to the hardware cost of products to be sold in 2021 is caused by the market price restriction, which cannot bring profit space of markup, and sales revenue in 2020 will mainly come from self-developed software products.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $568,034 and $438,621 for the years ended June 30, 2021 and 2020, respectively; an increase of $129,413 or 30%. The increase was mainly due to increased payroll expense of salespersons by $131,550 which was partly offset by decreased travel expense by $2,370.

We are currently focusing our efforts on the research and development (“R&D”) of our products and software to assist schools and communities in addressing public health and safety matters, expanding the artificial intelligence application and products, forming a new business model providing online shopping and other value-added services, and developing 5G messaging products. We incurred R&D expenses of $851,839 and $1,114,486 during the years ended June 30, 2021 and 2020, respectively. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $1,915,070, or 118% from $1,620,346 during the year ended June 30, 2020 to $3,535,416 during the comparable period in 2021. The increases were attributed to increases in rental expenses by $606,130 , increased payroll expenses by $290,310, increased professional fees by $241,120, increased bad debt expense by $277,640, increased social insurance expenses by $207,290, increased leasehold improvement expenses by $75,450, increased meal and entertainment expense by $60,460, increased property management fee by $51,250, increased office expense by $39,150, increased meeting expense by $20,520, and increased other G&A expenses by $45,750.

Non-operating Income (expenses), net

Non-operating income (expenses) was $(23,030) and $46,958 for the years ended June 30, 2021 and 2020, respectively. For the year ended June 30, 2021, we had interest income $2,517 and other expenses $25,547. For the year ended June 30, 2020, we had interest income $49,455 and other expense $2,497.

Net Loss

We generated net losses of $4,648,477 and $1,863,253 for the years ended June 30, 2021 and 2020, respectively, mainly due to the fact that in 2021, the Company expanded its business layout, established Shenzhen and Hangzhou companies, and the R&D investment also increased compared with the previous fiscal year.

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

We expect to generate revenue through expanding our current smart city, 5G message and acoustic intelligence , and through continuous product innovation and development as well as various types of value-added services. In order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us. We will also generate cash flow through cash income and governmental subsidies to support future operations.

As of June 30, 2021, we had a working capital deficit of $2,372,682 or a current ratio of 0.27:1. Our current assets were $885,985. As of June 30, 2020, we had a working capital of $2,609,032. Our current assets on June 30, 2020 were $3,298,523 excluding the restricted cash of $600,000.

We expect the Company will continue to support its operations and investment plans through its financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(3,948,349)	$(4,573,352)
Net cash used in investing activities	$(168,685)	$(306,813)
Net cash provided by (used in) financing activities	$2,448,847	$(84,842)

Cash Flow from Operating Activities

Net cash used in operating activities was $3,948,349 during the year ended June 30, 2021, compared to net cash used in operating activities of $4,573,352 during the year ended June 30, 2020, a decrease of cash outflow by $625,003. The decrease in cash outflow was mainly due to decreased cash outflow on inventory by $111,813, decreased cash outflow of prepaid expenses and other current assets by $1,393,158, decreased cash outflow from advance from customers by $1,434,472, increased cash inflow on accounts payable by $88,071, increased cash inflow from accrued expense and other payables by $198,042, and non-cash adjustment of bade debt expense and depreciation to net loss by $366,549, despite we had increased net loss by $3,021,063.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $168,685 for the year ended June 30, 2021, which primarily was for cash paid for the acquisition of office furniture and equipment and leasehold improvements of $142,537, and for intangible assets of $26,148. Net cash used in investing activities totaled $306,813 for the year ended June 30, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment and leasehold improvements of $295,467, and for intangible assets of $11,346.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2,448,847 during the year ended June 30, 2021, which was the net proceeds from sale of our common stock through an equity financing of $931,000, increase in due to related parties of $68,541 and proceeds from loans payable of $1,449,306. Net cash used in financing activities was $84,842 during the year ended June 30, 2020, which primarily consisted of repayment of a shareholder loan of $84,842.

Going forward

The Company has been focusing on the long-term establishment of exclusive advantages through technological development and strategic deployment, helping the Company to sustainable development and accumulation of potential energy. From the combination of visual perception technology and artificial intelligence big data technology at the very beginning, our products can be more active in identification and analysis, and effectively produce intervention and intervention, from passive monitoring to active prevention. Since then, we have seen that the integration of multiple sensing technologies can enhance the effectiveness of intelligent security solutions and enhance the applicability of products, and the Company has purposefully started to deploy acoustic intelligent technologies. Diversified perception technology is not enough. Data science is of great significance to the accuracy of multiple perception technology and the processing of complex environment. Combined with the common and similar underlying technology logic, the Company has strategically entered 5G message and smart payment. In the future development, each sector is not only the source of the Company’s profits, but also mutually reinforcing effect, which can improve the Company’s overall product value and overall ecological viability, help the Company accumulate sustainable development, and promote the potential energy to become the industry leader.

Looking into the future, Datasea has become an emerging technology company in China dedicated to providing intelligent product solutions and value-added services. We adhere to the fusion of perception (non-visual + visual), cognitive decision-making and emergency management technology application framework; In terms of core business and value-added services, it creates business value for customers and returns capital for shareholders.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-30 of this report.

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

According to the Engagement Letter signed between the Company and Morison Cogen LLP (“Morison”) in January 2020, such engagement will be ended by the date of the filing of the Form 10-K.  The Company and Morison made a joint decision not to renew the engagement between the two parties.

Morison’s reports on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 30, 2020, and the subsequent interim period through the date of the filing of this Form 8-K, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Morison on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Morison’s satisfaction, would have caused Morison to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

On October 19, 2020, the Audit Committee approved the engagement of Prager Metis CPAs, LLC (“Prager”), as the Company’s new independent registered public accounting firm, effective immediately.

For the fiscal years ended June 30, 2020 and 2019, and during the subsequent interim periods through October 19, 2020, neither the Company nor anyone acting on behalf of the Company had consulted Prager regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Prager provide a written report or oral advice to the Company that Prager concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

On September 14, 2021, Benjamin (formerly known as Benjamin &Ko, “Benjamin”) was appointed as the new independent registered public accounting firm for the Company. Prior to engaging Benjamin on September 14, 2021, the Company has not consulted Benjamin regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Benjamin regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of Benjamin, on September 14, 2021, Prager was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from Prager to Benjamin was approved by the Audit Committee of the Company’s Board of Directors.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as of such date because of the material weaknesses identified in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the weaknesses described in the following paragraphs, management believes that, as of June 30, 2021, our internal control over financial reporting was not effective due to the presence of the following weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

Management Plan to improve internal control

We have taken steps to enhance and improve the design of our internal control over financial reporting during past fiscal year, mainly including that:

●

Continuing improve internal control charts, including, but not limited to, budget approval process, procurement and assets control、credit control, internal auditing and a cost accounting, review of the accounting professional duties and responsibilities handbook.

The Company has prepared compilation of internal control policy .Policy of internal procurement control, inventory management and control to prevent and detect fraud have been put in place.

The internal control department and the legal department have established a joint working mechanism to review and spot check the implementation of the internal control system. Specific measures include interviews with the heads of relevant departments, and timely request the responsible person to take the statement and corrective measures when finding the risk points.

●

Hire financing underwriters to work with the international department to promote the financing of the Company, strengthen the understanding and screening of investor background. More suitable for the choice of financing methods.

●	Strengthen the joint working mechanism of internal and external lawyers to effectively prevent risks.

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

●	To train the related personnel to execute the internal control policies and procedures; and

●	To summarize the internal control /audit reports quarterly to Audit Committee.

●	all entities use the same set of accounting subjects in the financial software from January 1, 2021

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officer of the Company as of the date of this report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected and has qualified.

Name	Age	Position
Zhixin Liu	35	Chairman of the Board, CEO, President & Secretary
Mingzhou Sun	52	Chief Financial Officer
Fu Liu	56	Director
Michael James Antonoplos	69	Independent Director
Stephen (Chun Kwok) Wong	39	Independent Director
Ling Wang	65	Independent Director
Chunqi Jiao	49	Chief Technology Officer

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

Ms. Mingzhou Sun. Ms. Sun was appointed as our Chief Financial Officer and Treasurer on August 1, 2021. She has over 20 years of experience in the accounting and auditing industry. Since September 2019, Ms. Sun has been serving as the accounting director of the Company, being responsible for preparing the Company’s accounting documents in connection with the Company’s registration statements and periodic reports filed with the U.S. Securities and Exchange Commission in the past. From March 2018 to September 2019, Ms. Sun was a partner at Beijing Mingye Accounting Firm, where she helped her clients establish the internal financial control system, analyze national tax policies and issue various tax related reports. From July 2012 to January 2018, Ms. Sun served as Vice President and Chief Financial Officer at Yangguang Qixing Investment Group. From March 2008 to June 2011, she served as Chief Financial Officer at Golden State Holding Group (USA). Prior to that, Ms. Sun also served as the financial director and manager at various companies. Ms. Sun is a registered CPA and Certified Public Valuer in China. She also holds a level 2 certificate of the Association of Chartered Certified Accountants. Ms. Sun received her Bachelor degree in Accounting from Renmin University of China in 1991.

Mr. Fu Liu. Mr. Liu currently serves as a member of our Board of Directors and our Corporate Secretary. Mr. Liu has served as the Chairman of the Board of Directors of Shuhai Beijing since February 2015. Prior to his service on the board of Shuhai Beijing, from February 2012 to January 2015, Mr. Liu served as the Chairman of Board of Directors of Harbin Jinfenglvyuan Bio-Technology Co. Ltd. From January 2011 to January 2015, he served as a director of Beijing Jinyajianguo Refrigeration Equipment Co., Ltd. Prior to that, Mr. Liu was the director of Kedong County Rural Economic Management Office in Qiqihar City in Heilongjiang Province from January 2005 to January 2012. Mr. Liu studied accounting at Heilongjiang Institute of Finance and Economics in June 1987 and completed legal studies at the CPC Party School Heilongjiang Provincial Committee in 1989. Among other qualifications, Mr. Liu brings to the Board extensive knowledge of our business, relevant executive officer experience as well as governmental and political expertise. We believe Mr. Liu’s experience qualifies him to serve on our Board of Directors.

Mr. Michael J. Antonoplos. Mr. Antonolos currently serves as a member of our Board of Directors. From January 2001 to present, Mr. Antonoplos has been managing principal of Bayard Street Capital, a commercial real estate company. He holds an undergraduate degree in Psychology and Political Science from University of Pittsburgh (1974). We believe that his significant commercial and business experience would be a valuable contribution to the Board and its committees.

Mr. Stephen (Chun Kwok) Wong. Mr. Wong has served as a member of our Board of Directors since December 21, 2018. Mr. Wong currently serves as the chief executive officer of Splendid Holding Limited, an interior design company incorporated in Hong Kong. Mr. Wong served as the group financial controller for Fitness World (Group) Limited and MJ Medical Beauty Limited from February 2017 to August 2018. He was a senior associate at PricewaterhouseCoopers Limited (PwC) from January 2016 to January 2017. He worked at Moore Stephens Associates Limited (Hong Kong) as a senior associate from October 2010 to December 2015. He was a supervisor at KLC Kennic Lui & Co. from July 2009 to August 2010 and an auditor at KLC CPA Limited from October 2005 to June 2008.  Mr. Wong studied accounting and received his Bachelor of Commerce degree in Accounting from Macquarie University in Sydney, Australia in 2005. We believe Mr. Wong’s experience qualifies him to serve on our Board of Directors.

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

Family Relationships

Mr. Liu, our director, is the father of Ms. Liu, our Chairman, Chief Executive Officer and Corporate Secretary.

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

Audit Committee

Stephen Wong, Michael James Antonoplos and Ling Wang are the members of our Audit Committee and Stephen Wong serves as the chairperson. All members of our Audit Committee meet the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

Compensation Committee

Ling Wang, Stephen Wong and Michael James Antonoplos are the members of our Compensation Committee and Ling Wang is the chairperson. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee shall be responsible for overseeing and making recommendations to the Board of Directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nomination and Corporate Governance Committee

Michael James Antonoplos, Ling Wang and Stephen Wong are the members of our Nomination and Corporate Governance Committee and Michael James Antonoplos serves as the chairperson. All members of our Nomination and Corporate Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Nomination and Corporate Governance Committee prior to consummation of this offering. In accordance with the Nomination and Corporate Governance Committee’s Charter, the Nomination and Corporate Governance Committee shall be responsible to identity and propose new potential director nominees to the Board of Directors for consideration and review our corporate governance policies.

Independence of the Board

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, our board has determined that Stephen Wong, Michael James Antonoplos, and Ling Wang do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended June 30, 2021, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the executive officers of the Company in all capacities for our fiscal years ended June 30, 2021 and 2020, respectively, for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ms. Zhixin Liu (1)	2020	$43,174	—	—	—	—	$43,174
Chairman, CEO	2021	$45,810	—	—	—	—	$45,810

Jijin Zhang (2)	2020	$4,397					$4,397
Former CFO	2021	$-					$-

Chunqi Jiao	2020	$19,924					$19,924
CTO	2021	$31,282					$31,282

(1)

Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal years 2018 and 2017. Starting from July 1, 2019, Liu’s monthly salary will be adjusted to 25,300 yuan (about $3,598), with a bonus of 300,000 yuan ($42,662.72) to be paid under the contract.

According to the agreement between Zhixin Liu and Datasea Inc., the Company grants to Ms. Zhixin Liu fifteen thousand (15,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

(2)	On August 1, 2021, Mr. Jijin Zhang tendered his resignation as the Chief Financial Officer of the Company due to personal reasons. On the same date, the Board of the Company appointed Ms. Mingzhou Sun to be the new Chief Financial Officer of the Company.

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2021.

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

According to the agreement between Zhixin Liu and Datasea Inc., the Company grant to Ms. Zhixin Liu fifteen thousand (15,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantees not to divest in the six (6) months after the issuance.

Employment Contract – Mingzhou Sun

In connection with Ms. Sun’s appointment, on August 1, 2021, the Company and Ms. Sun entered into an employment agreement (the “Employment Agreement”), pursuant to which Ms. Sun shall receive a monthly compensation of RMB20,000 (approximately $3,091). The term of the Employment Agreement is three years, with the first six months to be the probationary period. Ms. Sun’s employment can be terminated upon both parties mutual consent. The Company may terminate the Employment Agreement if Ms. Sun does not meet the qualifications for this position during the probationary period. The Company may also terminate the Employment Agreement by giving 30 days’ written notice upon the occurrence of certain events, including Ms. Sun’s failure to perform her duties as the Company’s Chief Financial Officer due to illness. Ms. Sun may terminate her employment with the Company immediately upon the occurrence of certain events, including the Company’s failure to pay her salary in full on time. Ms. Sun’s employment is also subject to customary benefits such as paid time off, sickness allowance, and other rights and benefits.

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

Director Compensation

The following table shows for the fiscal year ended June 30, 2021, certain information with respect to the compensation of our directors.

Fiscal Year 2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Zhixin Liu*	—	—	—
Fu Liu	36,757		36,757
Michael James Antonoplos	10,500	10,500	21,000
Stephen (Chun Kwok) Wong	2,263		2,263
Ling Wong	6,036		6,036
Vincent Thomas Lowry	10,500	10,500	21,000

*	Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

*	Mr. Liu Fu, our Director and CO-Founder, but does not receive any compensation for his service as a director. He is also the chairman of Shuhai Beijing, $36,757 is the total salary received for his work and position of year 2021. According to the agreement between Fu Liu and Datasea Inc., the Company grants to Mr. Liu ten thousand (10,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 16, 2021 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% or more stockholders
Zhixin Liu (4)	9,583,335	40.08%
Fu Liu (3)	5,416,668	22.65%
Directors and Executive Officers:
Mingzhou Sun	—	—
Michael James Antonoplos	1,846	*
Stephen (Chun Kwok) Wong	—	—
Ling Wang	—	—
Chunqi Jiao	—	—
All officers and directors as a group (seven persons)	15,001,849	62.73%

*	less than 1%.

(1)	Applicable percentage of ownership is based on 23,911,042 shares of common stock outstanding as of August 18 2021 together with securities exercisable or convertible into ordinary shares within 60 days as of the date hereof for each stockholder.

(2)	Unless otherwise indicated, the address for the shareholders is 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

(3)	Director of the Company. 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

(4)	Chairman of the Board, CEO.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For purpose of business expansion, Heilongjiang Xungrui signed a new rental agreement with Ms. Liu on October 1, 2019 to meet the Company’s operational needs. The rental term is from October 1, 2019 to September 30, 2021 with an annual rent around $23,293.85.

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement on November 30, 2019 for December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded under right of use asset; at June 30, 2021 and 2020, the net ROU for auto leasing was $0 and $10,170.

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

The Company recorded car lease expense to the Company’s President of $10,864 and $29,060 for the years ended June 30, 2021 and 2020.

In April 2020, the Company’s President entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000), The rent expense for this agreement was $9,431 and $4,155 for the years ended June 30, 2021 and 2020, respectively.

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rent expense for this agreement was $15,537 for the year ended June 30, 2021.

As of June 30, 2021, the Company had due to related parties of $69,305, mainly was for the payable of an office leasing from the Company’s CEO, and certain expenses of the Company that were paid by the CEO and her father, due to related parties bore no interest and payable upon demand.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our previous independent registered public accounting firms Morison Cogen LLP and Wei, Wei  & Co., LLP, for the fiscal years ended June 30, 2021 and 2020, respectively, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered. We did not pay any fees to our current independent registered public accounting firm, Benjamin & Ko in the past two years.

	2020	2021
Audit Fees	$50,000	$92,000
Audit-Related Fees	17,000	8.883
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$67,000	$100,883

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2020 and 2019 did not impair their independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-30 of this report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.

10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.
10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.17	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd., incorporated herein by reference to Exhibit 10.18 of the 10-K filed on October 15, 2019.
10.18*	English Translation of the Lease Agreement, dated August 11, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd.
10.19*	English Translation of the Lease Agreement, dated August 26, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Hangzhou Zhexin Information Technology Co., LTD
10.20*	English Translation of the Supplementary Lease Agreement, dated January 14, 2021, by and among Tianjin Information Sea Information Technology Co., Ltd., Hangzhou Zhexin Information Technology Co., LTD and Hangzhou Shuhai Zhangxun Information Technology Co., Ltd.
10.21	Common Stock Purchase Agreement, dated October 22, 2020, by and between Datasea, Inc. and Triton Funds LP, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on October 23, 2020.
10.22	Form of Securities Purchase Agreement in connection with the registered direct offering closed on July 22, 2021, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on July 22, 2021.
10.23	Placement Agency Agreement, dated July 20, 2021, by and between Datasea, Inc. and FT Global Capital, Inc., incorporated herein by reference to Exhibit 10.2 of the 8-K filed on July 22, 2021
10.24	English Translation of the Employment Agreement, dated August 1, 2021, by and between Datasea, Inc. and Mingzhou Sun, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on August 4, 2021
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1*	Subsidiaries of the Company
23.1*	Morison Cogen LLP Consent
23.2*	Benjamin & Ko. Consent
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 28, 2021	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	Chief Executive Officer, President, Corporate Secretary and Chair of the Board	September 28, 2021

/s/ Mingzhou Sun	Chief Financial Officer	September 28, 2021
(principal accounting and financial officer)

/s/ Fu Liu	Director	September 28, 2021

/s/ Michael James Antonoplos,	Independent Director	September 28, 2021

/s/ Chun Kwok Wong	Independent Director	September 28, 2021

/s/ Ling Wang	Independent Director	September 28, 2021

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

ATASEA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’ Board of Directors and Management

Datasea Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Datasea Inc., and subsidiaries (“the Company”) as of June 30, 2021 and the related consolidated statements of operation and comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2021 and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the results of its operation and cash flows for the year ended June 30, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters (CAMs) communicated below are matters arising from the 2021 audit of the Company’s financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of CAM’s does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the CAMs below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- Refer to Note 2 to the financial statements.

Critical Audit Matter Description:

As disclosed in Note 2 to the financial statements, they were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2021 and 2020, the Company had a net loss of $4.64 million and $1.86 million, respectively. The Company has an accumulated deficit of $12.06 million as of June 30, 2021 and negative cash flow from operating activities of $3.95 million and $4.57 million for the years ended June 30, 2021 and 2020.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter in the significant judgment by management related to the Company’s ability to raise funds and continue operations.

How the critical audit matter was addressed in the audit

Our principal procedures to address this matter were:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The procedures included obtaining a cash flow forecast from the Company and performing audit procedures to evaluate the reasonableness of the forecast. In addition, we tested the subsequent sale of shares in July 2021 for $7.6 million.

We have served as the Company’s auditor since 2021.

/s/ Benjamin & Ko

Santa Ana, California

September 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Datasea, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Datasea, Inc. and subsidiaries (the Company) as of June 30, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

September 28, 2020

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS

CURRENT ASSETS
Cash	$49,676	$1,065,936
Restricted cash	-	600,000
Accounts receivable	1,856	1,119
Inventory	194,264	105,210
Value-added tax prepayment	171,574	69,775
Prepaid expenses and other current assets	468,615	2,056,483

Total current assets	885,985	3,898,523

NONCURRENT ASSETS
Security deposit for rents	256,987	-
Property and equipment, net	309,408	291,031
Intangible assets, net	1,092,147	20,694
Right-of-use assets, net	1,350,590	702,952

Total noncurrent assets	3,009,132	1,014,677

TOTAL ASSETS	$3,895,117	$4,913,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$174,718	$46,975
Advances from customers	-	20,953
Unearned revenue	189,527	-
Deferred revenue	46,439	-
Accrued expenses and other payables	561,674	274,934
Due to related party	69,305	-
Loans payable	1,486,819	-
Operating lease liabilities	730,185	346,629

Total current liabilities	3,258,667	689,491

NONCURRENT LIABILITIES
Operating lease liabilities	558,739	341,273

Total noncurrent liabilities	558,739	341,273

TOTAL LIABILITIES	3,817,406	1,030,764

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 21,474,138 and 20,943,846 shares issued and outstanding, respectively	21,474	20,944
Additional paid-in capital	12,086,788	11,104,666
Accumulated comprehensive income	273,250	170,207
Accumulated deficit	(12,061,858)	(7,413,381)

TOTAL COMPANY STOCKHOLDERS’ EQUITY	319,654	3,882,436

Noncontrolling interest	(241,943)	-

TOTAL EQUITY	77,711	3,882,436

TOTAL LIABILITIES AND EQUITY	$3,895,117	$4,913,200

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED JUNE 30,
	2021	2020

Revenues	$175,138	$1,414,781
Cost of goods sold	81,135	146,380

Gross income	94,003	1,268,400

Operating expenses
Selling	568,034	438,621
General and administrative	3,535,416	1,620,346
Research and development	851,839	1,114,486

Total operating expenses	4,955,289	3,173,453

Loss from operations	(4,861,286)	(1,905,053)

Non-operating income (expenses)
Other expenses	(25,547)	(2,497)
Interest income	2,517	49,455

Total non-operating income (expenses), net	(23,030)	46,958

Loss before income tax	(4,884,316)	(1,858,095)

Income tax	-	5,158

Loss before noncontrolling interest	(4,884,316)	(1,863,253)

Less: loss attributable to noncontrolling interest	(235,839)	-

Net loss to the Company	(4,648,477)	(1,863,253)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	103,043	(19,699)
Foreign currency translation loss attributable to noncontrolling interest	(6,104)	-

Comprehensive loss attributable to the Company	$(4,545,434)	$(1,882,952)

Comprehensive loss attributable to noncontrolling interest	$(241,943)	$-

Basic and diluted net loss per share	$(0.22)	$(0.09)

Basic and diluted weighted average shares outstanding	21,279,004	20,943,846

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest
Balance at July 1, 2019	20,943,846	$20,944	$11,104,666	$(5,550,128)	$189,906	$5,765,388	$-

Net loss	-	-	-	(1,863,253)	-	(1,863,253)	-

Foreign currency translation loss	-	-	-	-	(19,699)	(19,699)	-

Balance at June 30, 2020	20,943,846	20,944	11,104,666	(7,413,381)	170,207	3,882,436	-

Net loss	-	-	-	(4,648,477)	-	(4,648,477)	(235,839)

Issuance of common stock for equity financing	520,000	520	930,480	-	-	931,000	-

Issuance of common stock for subscription agreement entered in prior period	6,600	6	30,646	-	-	30,652	-

Shares issued for stock compensation expense	3,692	4	20,996	-	-	21,000	-

Foreign currency translation gain (loss)	-	-	-	-	103,043	103,043	(6,104)

Balance at June 30, 2021	21,474,138	$21,474	$12,086,788	$(12,061,858)	$273,250	$319,654	$(241,943)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities:
Loss including noncontrolling interest	$(4,884,316)	$(1,863,253)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal on fixed assets	9,698	-
Depreciation and amortization	199,232	110,322
Bad debt expense	277,639	-
Inventory impairment	10,837	44,237
Operating lease expense	809,630	204,858
Stock compensation expense	21,000	-
Changes in assets and liabilities:
Accounts receivable	(613)	(1,129)
Inventory	33,169	(78,644)
Value-added tax prepayment	(92,709)	(70,368)
Prepaid expenses and other current assets	(66,982)	(1,460,140)
Accounts payable	122,641	34,570
Advance from customers	-	(1,269,010)
Unearned revenue	165,462	-
Deferred revenue	42,168	-
Accrued expenses and other payables	222,808	24,766
Payment on operating lease liabilities	(818,013)	(249,561)

Net cash used in operating activities	(3,948,349)	(4,573,352)

Cash flows from investing activities:
Acquisition of property and equipment	(142,537)	(295,467)
Acquisition of intangible assets	(26,148)	(11,346)

Net cash used in investing activities	(168,685)	(306,813)

Cash flows from financing activities:
Repayment of loan payable - shareholder	-	(84,842)
Due to related parties	68,541	-
Loans payable	1,449,306	-
Net proceeds from issuance of common stock	931,000	-

Net cash provided by (used in) financing activities	2,448,847	(84,842)

Effect of exchange rate changes on cash	51,927	(41,694)

Net decrease in cash and restricted cash	(1,616,260)	(5,006,701)

Cash and restricted cash, beginning of period	1,665,936	6,672,637

Cash and restricted cash, end of period	$49,676	$1,665,936

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$5,158

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,304,996	$872,804
Transfer of prepaid software development expenditure to intangible assets	$1,100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

In January 2020, as described below, the Company acquired ownership in three entities for no consideration from the Company’s management which set up such entities on the Company’s behalf (described below).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (CFS) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2021 and 2020, the Company had a net loss of $4.64 million and $1.86 million, respectively. The Company had an accumulated deficit of $12.06 million as of June 30, 2021 and negative cash flow from operating activities of $3.95 million and $4.57 million for the years ended June 30, 2021 and 2020. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern.. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As discussed in Note 13, on July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,636,796, after deducting offering costs, which mitigates the liquidity concern and the initial doubt about the Company’s ability to continue as a going concern.

The Company continues to improve and upgrade the safe campus, smart community and other smart systems, and formed a new business model, providing online shopping and other value-added services; the Company also provides artificial intelligence payment products and services based on face recognition for more institutional customers; and set up a 5G messaging project company to release new 5G messaging products. The Company generates revenue from its core business as well as the expansion of new businesses and services. Management also intends to raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, which are planned to be used altogether with operating turnover to support Company’s research and development (“R&D”), procurement, marketing and daily operation, while the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. On June 25, 2020, the Company’s registration statement on Form S-3 was declared effective by Securities and Exchange Commission (“SEC”). The Company may from time to time issue up to $100,000,000 of common stock, debt securities, warrants or units of securities. The Company will describe the plan of distribution for any particular offering of these securities in the applicable prospectus supplement. There can be no assurance the Company will be successful in any future fund raising.

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

There are no restrictions on assets of the VIE for payment of dividends to shareholders of the Company. As of this report date, there was no dividends paid from the VIE to the US parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of June 30, 2021 and June 30, 2020, and for the years ended June 30, 2021 and 2020, respectively.

	June 30, 2021	June 30, 2020
Cash	$26,916	$149,511
Accounts receivable	1,856	1,119
Inventory	9,522	9,787
Other receivables	489,780	694,419
Other current assets	139,295	40,485
Total current assets	667,369	895,321
Property and equipment, net	167,194	222,312
Intangible asset, net	10,984	9,443
Right-of-use asset, net	442,441	692,782
Other non-current assets	16,816	-
Total non-current assets	637,435	924,537
Total assets	$1,304,804	$1,819,858

Accounts payable	$12,887	$11,759
Accrued liabilities and other payables	559,389	237,062
Lease liability	256,676	346,629
Loans payable	1,455,860	-
Other current liabilities	268,527	23,213
Total current liabilities	2,553,339	618,663
Lease liability - noncurrent	79,676	341,273
Total non-current liabilities	79,676	341,273
Total liabilities	$2,633,015	$959,936

	Year Ended June 30, 2021	Year Ended June 30, 2020
Revenues	$174,804	$1,414,781
Gross profit	$93,963	$1,312,638
Net loss	$(3,098,147)	$(580,767)

The following is the tabular form condensed consolidating schedule  - depicting the financial position, cash flows and results of operations for the parent, the consolidated variable interest entity, and any eliminating adjustments separately - as of and for the years ending June 30, 2021 and 2020.

Consolidating Statements of Income Information

	Year Ended June 30, 2021
	PARENT	SUBSIDIARIES	VIE	Eliminations	Consolidated
Revenue	$-	$58,870	$434,851	$(318,583)	$175,138
Cost of Revenue	-	243,728	153,002	(315,595)	81,135
Gross profit (loss)	-	(184,858)	281,849	(2,988)	94,003
Operating expenses	588,562	951,916	3,414,811	-	4,955,289
Loss from operations	(588,562)	(1,136,774)	(3,132,962)	(2,988)	(4,861,286)
Other expenses, net	(762)	(12,117)	(10,151)	-	(23,030)
Provision for income tax	-	-	-	-	-
Loss before noncontrolling interest	(589,324)	(1,148,891)	(3,143,113)	(2,988)	(4,884,316)
Less: loss attributable to noncontrolling interest	-	-	(235,839)	-	(235,839)
Net loss	$(589,324)	$(1,148,891)	$(2,907,274)	$(2,988)	$(4,648,477)

	Year Ended June 30, 2020
	PARENT	SUBSIDIARIES	VIE	Eliminations	Consolidated
Revenue	$-	$352,981	$2,317,127	$(1,255,328)	$1,414,780
Cost of Revenue	-	897,602	255,319	(1,006,541)	146,380
Gross profit (loss)	-	(544,621)	2,061,808	(248,787)	1,268,400
Operating expenses	361,854	910,487	1,901,112	-	3,173,453
Income (loss) from operations	(361,854)	(1,455,108)	160,696	(248,787)	(1,905,053)
Other income (expenses), net	8,190	40,142	(1,374)	-	46,958
Income tax expense	5,158	-	-	-	5,158
Income (loss) before noncontrolling interest	(358,822)	(1,414,966)	159,322	(248,787)	(1,863,253)
Less: loss attributable to noncontrolling interest	-	-	-	-	-
Net loss	$(358,822)	$(1,414,966)	$159,322	$(248,787)	$(1,863,253)

Consolidating Balance Sheets Information

	As of June 30, 2021
	PARENT	SUBSIDIARIES	VIE	Eliminations	Consolidated
Cash	$14,042	$8,718	$26,916	$-	$49,676
Accounts receivable	-	501,288	1,856	(501,288)	1,856
Inventory	-	202,792	210,894	(219,422)	194,264
Other current asset	70,520	6,627,136	443,471	(6,500,938)	640,189

Total current asset	84,562	7,339,934	683,137	(7,221,648)	885,985

Property and equipment, net	-	142,215	167,193	-	309,408
Intangible asset, net	-	1,081,163	10,984	-	1,092,147
Right of use asset, net	-	908,149	442,441	-	1,350,590
Other-non-current asset	5,860,480	88,744	168,243	(5,860,480)	256,987

Total Non-current asset	5,860,480	2,220,271	788,861	(5,860,480)	3,009,132

Total Asset	$5,945,042	$9,560,205	$1,471,998	$(13,082,128)	$3,895,117

Accounts payable	$99,500	$62,332	$514,175	$(501,289)	$174,718
Lease liability	-	473,509	256,676	-	730,185
Loan payable	-	30,959	1,455,860	-	1,486,819
Other current liabilities	39,750	207,768	7,187,837	(6,568,410)	866,945

Total current liabilities	139,250	774,568	9,414,548	(7,069,699)	3,258,667

Lease liability-NC	-	479,063	79,676	-	558,739

Total non-current liabilities	-	479,063	79,676	-	558,739

Total liabilities	139,250	1,253,631	9,494,224	(7,069,699)	3,817,406

Accumulated deficit	(937,751)	(2,686,249)	(8,179,987)	(257,870)	(12,061,858)
Other equity	6,743,543	10,992,823	157,761	(5,754,559)	12,139,569

Total equity	5,805,792	8,306,574	(8,022,226)	(6,012,429)	77,711

Total Liability and stockholders’ equity	$5,945,042	$9,560,205	$1,471,998	$(13,082,128)	$3,895,117

	As of June 30, 2020
	PARENT	SUBSIDIARIES	VIE	Eliminations	Consolidated
Cash	$915,735	$600,690	$149,511	$-	$1,665,936
Accounts receivable	-	395,508	1,119	(395,508)	1,119
Inventory	-	111,894	193,540	(200,224)	105,210
Other current asset	-	6,353,427	734,905	(4,962,074)	2,126,258

Total current asset	915,735	7,461,519	1,079,075	(5,557,806)	3,898,523

Property and equipment, net	-	68,719	222,312	-	291,031
Intangible asset, net	-	11,250	9,444	-	20,694
Right of use asset, net	-	10,170	692,782	-	702,952
Other-non-current asset	4,500,480	-	-	(4,500,480)	-

Total Non-current asset	4,500,480	90,139	924,538	(4,500,480)	1,014,677

Total Asset	$5,416,215	$7,551,658	$2,003,613	$(10,058,286)	$4,913,200

Accounts payable	$-	$35,214	$407,269	$(395,508)	$46,975
Lease liability	-	-	346,629	-	346,629
Loan payable	-	-	-	-	-
Other current liabilities	3,750	31,861	5,222,347	(4,962,071)	295,887

Total current liabilities	3,750	67,075	5,976,245	(5,357,579)	689,491

Lease liability-NC	-	-	341,273	-	341,273

Total non-current liabilities	-	-	341,273	-	341,273

Total liabilities	3,750	67,075	6,317,518	(5,357,579)	1,030,764

Accumulated deficit	(348,426)	(1,537,359)	(5,269,725)	(257,870)	(7,413,381)
Other equity	5,760,891	9,021,942	955,820	(4,442,837)	11,295,817

Total equity	5,412,465	7,484,583	(4,313,905)	(4,700,707)	3,882,436

Total Liability and stockholders’ equity	$5,416,215	$7,551,658	$2,003,613	$(10,058,286)	$4,913,200

Consolidating Cash Flows Information

	Year Ended June 30, 2021
	PARENT	SUBSIDIARIES	VIE	Eliminations	Consolidated
Net cash (used in)/provided by operating activities	$(511,693)	$(1,082,949)	$(2,389,879)	$36,172	$(3,948,349)
Net cash (used in)/provided by investing activities	(1,360,000)	(105,907)	(62,777)	1,360,000	(168,685)
Net cash (used in)/provided by financing activities	970,000	565,766	2,319,182	(1,406,101)	2,448,847
Net increase in cash and cash equivalents	$(901,693)	$(583,074)	$(122,595)	$(8,898)	$(1,616,260)

	Year Ended June 30, 2020
	PARENT	SUBSIDIARIES	VIE	Eliminations	Consolidated
Net cash (used in)/provided by operating activities	$(355,822)	$(2,789,559)	$(1,427,971)	$-	$(4,573,352)
Net cash (used in)/provided by investing activities	-	(78,551)	(228,262)	-	(306,813)
Net cash (used in)/provided by financing activities	-	(533,101)	443,235	5,024	(84,842)
Net increase in cash and cash equivalents	$(355,822)	$(3,406,201)	$(1,244,678)	$-	$(5,006,701)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2021 and 2020, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

RESTRICTED CASH / ESCROW

Restricted cash is cash held in an indemnification escrow account under requirements of the financing agreement signed with the underwriter of the Company’s initial public offering for 18 months or longer subsequent to the closing of the initial public offering on December 21, 2018, but in no event it shall be held in escrow for longer than 24 months. The restricted cash was released during the year ended June 30, 2021.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal, identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $59,187 and $44,237 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of June 30, 2021 and 2020, respectively.

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

As of June 30, 2021 and 2020, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the years ended June 30, 2021 and 2020, there was no impairment loss recognized on long-lived assets.

UNEARNED REVENUE

The Company records payments received from customers in advance of their orders as unearned revenue, mainly consisting of order deposits from 5G products customers and sales agencies. These orders normally are delivered based upon contract terms and customer demand.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2021 and 2020.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. At June 30, 2021, the net ROU was $1,350,590 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. At June 30, 2021, total operating lease liabilities (includes current and noncurrent) was $1,288,924, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

REVENUE RECOGNITION

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606).

The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transferred to a customer.

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

The Company derives its revenues from product sales and professional service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via product sale contracts and professional service contracts and invoices; and the product selling price and the service price to the customer is fixed upon acceptance of the contract. The Company recognizes revenue when the customer receives the products and passes the inspection and when professional service is rendered to the customer, and collectability of payment is probable. These revenues are recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers. All the revenue for the years ending June 30, 2021 and 2020 were from the sale of the products.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of June 30, 2021, the Company had no unrecognized tax benefits and no charges during the year ended June 30, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of June 30, 2021. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed an non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

As of June 30, 2021, Zhangxun was 30.19% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest. During the year ended June 30, 2021, the Company had loss of $235,839 and $0 attributable to the noncontrolling interest for the six months ended June 30, 2021 and 2020, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $32,687 and $733,849 at June 30, 2021 and 2020, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2021, cash of $14,042 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of June 30, 2021, the cash balance of $2,948 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows

	June 30,	June 30,
	2021	2020
Period end USD: RMB exchange rate	6.4601	7.0795
Average USD: RMB exchange rate	6.6273	7.0199

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2021 and 2020, the Company’s basic and diluted loss per share are the same due to the outstanding warrants being anti-dilutive as a result of the Company’s net loss. 101,500 warrants were anti-dilutive for the years ended June 30, 2021 and 2020.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of ASU 2019-12 will not have a significant impact on the Company’s financial statements as the Company does not have inter period tax allocation, deferred taxes for outside basis differences, tax benefit for interim losses amongst other things.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s CFS presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”).  ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument.  An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period.  The adoption of ASU 2021-04 is not expected to have any impact on the Company’s CFS presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2021	June 30, 2020
Furniture and fixtures	$115,507	$71,778
Vehicle	3,096	2,825
Leasehold improvement	242,643	203,751
Office equipment	246,910	174,253
Subtotal	608,156	452,607
Less: accumulated depreciation	298,748	161,576
Total	$309,408	$291,031

Depreciation for the years ended June 30, 2021 and 2020 was $142,125 and $65,252, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2021	June 30, 2020
Software registration right	$58,157	$36,705
Patent	33,634	22,578
Software development (see Note 5)	1,100,000	-
Value-added telecommunications business license	16,249	14,827
Subtotal	1,208,040	74,110
Less: Accumulated amortization	115,893	53,416
Total	$1,092,147	$20,694

Amortization for the years ended June 30, 2021 and 2020 were $57,107 and $45,070, respectively

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	June 30, 2020
Security deposit	$6,956	$156,023
Prepaid expenses	53,944	-
Prepaid software development	50,000	1,200,000
Prepaid insurance	39,868	-
Prepayment for inventory from Heqin	-	101,252
Other receivables - Heqin	569,651	522,636
Others	33,021	76,572
Total	753,440	-
Less: allowance for other receivables - Heqin	284,825	-
Total	$468,615	$2,056,483

Prepaid software development

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work for the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within 12 months and thereafter maintain the system for 36 months. The amount to be paid under the agreement is $1,200,000. As of June 30, 2021, the Company paid SDT $1,000,000, of which, $400,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, $600,000 cost incurred after the technological feasibility was established and a working model was produced was recorded as intangible asset – software development (Note 4). On April 23, 2021, the Company and SDT entered a project contract termination agreement due to functionality issues of the software; the Company and SDT will not pursue any further demands to each other regarding the software development project, and the Company is not obligated to pay the remaining payment of $0.20 million to SDT. However, the Company and the developer later reached the agreement to fix the functionality issues and as of this report date, the software was completed and is working as designed.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for 36 months. The total payments to be made under the agreement is $1,200,000. As of June 30, 2020, the Company paid HW (HK) Limited $900,000, of which, $300,000 was recorded as R&D expenses, as the costs were incurred before the establishment of technological feasibility, and $600,000 was recorded as prepaid software development expenses. As of June 30, 2021, the Company paid HW (HK) Limited $900,000, of which, $350,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, which included a working model; $500,000 cost incurred after the technological feasibility was recorded as intangible asset – software development (Note 4), and $50,000 was recorded as prepaid software development expenses.

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of June 30, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($560,011) from Heqin and was recorded as other receivables. As of June 30, 2020, Guozhong Times had an outstanding receivable of RMB 3.68 million ($519,811) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date. As of this report date, Heqin did not repay these two loans. All the loans to Heqin are secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

On August 26, 2020, Heqin provided a repayment plan to the Company that the loan would be settled by February 2021; however, due to Covid-19 impact to Heqin’s business, Heqin adjusted the repayment plan based on expected monthly cash collection from its customers, the revised monthly payment starting from October 2021 as follows:

October 2021: repay RMB 400,000 ($61,919)

November 2021: repay RMB 800,000 ($123,837)

December 2021: repay RMB 800,000 ($123,837)

January 2022: repay RMB 1,000,000 ($154,796)

February 2022: repay RMB 600,000 ($92,878)

March 2022: repay RMB 80,000 ($12,384)

No profits will be allocated and distributed before full repayment of the borrowing. After Heqin pays in full the borrowing, Guozhong Times and Heqin will distribute profits of sale of Face Recognition Payment Processing equipment and related technical support at 30% and 70% of the net income, respectively. The profit allocation for the sale of other products of the Company are to be negotiated. Heqin will receive certain stock reward when it reaches the preset sales target under the performance compensation mechanism. As of report date, Heqin did not make any repayment to the Company, and the Company made a bad debt allowance of $284,825 at June 30, 2021.

In addition, at June 30, 2020, the Company prepaid $101,252 for goods to be purchased from Heqin, which was received during the year ended June 30, 2021.

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2021	June 30, 2020
Other payables	$186,954	$97,119
Senior officer’s salary payable	204,332	93,227
Salary payable - employees	170,388	84,588
Total	$561,674	$274,934

Other payables mainly consisted of social security and insurance payable.

NOTE 7 – LOANS PAYABLE

As of June 30, 2021, the Company entered several loan agreements with an unrelated party for $1,486,819, these loans bear no interest, and are required to be repaid any time before December 31, 2021.

NOTE 8 – RELATED PARTY TRANSACTIONS

On January 1, 2019, the Company’s President entered into a car rental agreement with the Company for two years. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of approximately $700. The agreement was replaced by a new agreement on November 30, 2019 for December 1, 2019 through December 31, 2020, with monthly rent of approximately $1,700, or total payment of $22,288, which was paid in full in advance as required by the agreement, and was recorded under right of use asset; at June 30, 2021 and 2020, the net ROU for auto leasing was $0 and $10,170.

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

The Company recorded car lease expense to the Company’s President of $10,864 and $29,060 for the years ended June 30, 2021 and 2020.

In April 2020, the Company’s President entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000), The rent expense for this agreement was $9,431 and $4,155 for the years ended June 30, 2021 and 2020, respectively.

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rent expense for this agreement was $15,537 for the year ended June 30, 2021.

Due to related parties

As of June 30, 2021, the Company had due to related parties of $69,305, mainly was for the payable of an office leasing from the Company’s CEO, and certain expenses of the Company that were paid by the CEO and her father, due to related parties bore no interest and payable upon demand.

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

In addition, the Company issued warrants to the representative of the underwriters to purchase 101,500 shares of Common Stock at $6 per share. These warrants may be purchased in cash or via cashless exercise, will be exercisable for five years from December 21, 2018 through December 17, 2023. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 168%, risk-free interest rate of 2.64% and dividend yield of 0%. The FV of the warrants issued at grant date was $387,727, and was recorded as offering costs. Following is a summary of the activities of warrants for the years ended June 30, 2021and 2020:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at July 1, 2019	101,500	$6.00	4.47
Exercisable at July 1, 2019	101,500	$6.00	4.47
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding at June 30, 2020	101,500	6.00	3.47
Exercisable at June 30, 2020	101,500	6.00	3.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at June 30, 2021	101,500	$6.00	2.47
Exercisable at June 30, 2021	101,500	$6.00	2.47

The aggregate intrinsic value was $0 and $0 as of June 30, 2021 and 2020 and was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $2.50 and $1.30 for Company’s common stock on June 30, 2021 and 2020, respectively.

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

On October 29, 2020, the Company issued a notice to sell 520,000 shares to Triton. On November 11, 2020, the Company and Triton closed the equity financing for the issuance of 520,000 shares of the Company’s common stock at $1.80 per share, the market price on November 11, 2020 was $1.81 per share, the Company received $931,000 proceeds from the financing after deducting $5,000 expenses.

Shares to Directors

During the year ended June 30, 2021, the Company issued 3,692 shares to two independent directors, the fair value of these shares was $21,000.

NOTE 10 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of June 30, 2021 and 2020, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $942,989 and $353,664. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of June 30, 2021 and 2020, the Company has approximately $9.04 million and $5.68 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2020 through 2024. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2021 and 2020.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2021 and 2020:

	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.3)%	(0.2)%
Permanent difference	%	(0.3)%
Effect of PRC tax holiday	3.0%	(1.4)%
Valuation allowance	21.3%	23.2%
Under accrual of prior year income tax of parent company	-%	(0.3)%
Effective tax rate	-%	-%

The provision for income tax expense (benefit) for the years ended June 30, 2021 and 2020 consisted of the following:

	2021		2020
Income tax expense – current	$		$5,158
Income tax expense – deferred		(920,120)	2,610
Increase (decrease) in valuation allowance		920,120	(2,610)
Total income tax expense		$-	$5,158

The Company’s net deferred tax assets as of June 30, 2021 and June 30, 2020 is as follows:

	June 30, 2021	June 30, 2020
Deferred tax asset
Net operating loss	$1,841,786	$1,048,593
R&D expense	123,750	115,500
Accrued expense of officers’ salary	29,876	13,984
Depreciation and amortization	3,502	8,219
Bad debt expense	69,410	-
Social security and insurance	29,949	-
Inventory impairment	14,423	10,966
ROU	4,686	-
Total	2,117,382	1,197,262
Less: valuation allowance	(2,117,382)	(1,197,262)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Operating lease expense	$809,630	$192,891

June 30, 2021
Right-of-use assets	$1,350,590
Lease liabilities - current	730,185
Lease liabilities - noncurrent	558,739
Weighted average remaining lease term	1.71 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of June 30, 2021:

12 Months Ending June 30,	Minimum Lease Payment
2022	$730,185
2023	540,804
2024	32,831
Total undiscounted cash flows	1,303,819
Less: imputed interest	(14,895)
Present value of lease liabilities	$1,288,924

NOTE 12 – PARENT COMPANY FINANCIALS

The following schedules present the parent company’s balance sheets as of June 30, 2021 and 2020, the statements of operations, and the statement of cash flows for the years ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Cash	$14,042	$315,735
Prepayments and other receivables	70,520	-
Long term investment in subsidiaries	132,400	2,970,453
Restricted cash / escrow	-	600,000
Total Assets	$216,961	$3,886,188

Accrued expenses and other payables	$100,250	$3,752
Due to related party	39,000	-
Total liabilities	139,250	3,752

Noncontrolling interest	(241,943)	-

Common stock	21,474	20,944
Additional paid-in capital	12,086,788	11,104,666
Accumulated other comprehensive income	273,250	170,207
Retained earnings (accumulated deficit)	(12,061,858)	(7,413,381)
Total Company Stockholders’ Equity	77,711	3,882,436

Total Liabilities and Equity	$216,961	$3,886,188

	For the Years Ended June 30,
	2021	2020
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Selling expenses	-	-
General and administrative expenses	588,562	361,855
Total operating expenses	588,562	361,855

Other income (expenses):
Investment loss in subsidiaries	(4,294,992)	(1,504,430)
Other expense	(1,185)	(805)
Interest income	423	8,995
Total other (expenses) income, net	(4,295,754)	(1,496,240)

Income tax	-	5,158
Loss before noncontrolling interest	(4,884,316)	(1,863,253)
Less: loss attributable to noncontrolling interest	(235,839)	-
Net loss to the Company	(4,648,477)	(1,863,253)
Foreign currency translation gain (loss) attributable to the Company	103,043	(19,699)
Foreign currency translation loss attributable to noncontrolling interest	(6,104)	-
Comprehensive loss attributable to the Company	$(4,545,434)	$(1,882,952)
Comprehensive loss attributable to noncontrolling interest	$(241,943)	$-

	For the Years Ended
	June 30,
	2021	2020

CASH FLOW FROM OPERATIONG ACTIVITIES:
Loss including noncontrolling interest	$(4,884,316)	$(1,863,253)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Stock compensation expense	21,000	-
Investment loss from subsidiaries	4,294,992	1,504,430

Changes in assets and liabilities:
Prepayments and other receivable	(39,869)	-
Accrued expenses and other payables	96,500	3,001

Net cash used in operating activities	(511,693)	(355,822)

Cash flows from investing activities:
Investment into subsidiary	(1,360,000)	-

Net cash used in investing activities	(1,360,000)		-

Cash flows from financing activities:
Proceeds from issuance of common stock	931,000	-
Due to related party	39,000	-

Net cash provided by financing activities	970,000	-

Net (decrease) increase in cash and restricted cash	(901,693)	(355,822)

Cash and restricted cash, beginning of period	915,735	1,271,557

Cash and restricted cash, end of period	$14,042	$915,735

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Investment in subsidiaries in the parent company’s balance sheet at June 30, 2021 and 2020 is stated at cost plus equity in undistributed earnings of subsidiaries and VIE. The parent company’s share of net income and net loss of its subsidiaries and VIE is included in the statement of operations of the parent company for the years ended June 30, 2021 and 2020.

As of June 30, 2021 and 2020, the parent company has no purchase commitment, capital commitment and operating lease commitment.

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

NOTE 13 – SUBSEQUENT EVENTS

On July 20, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors an aggregate of 2,436,904 shares (the “Shares”) of common stock of the Company at a purchase price of $3.48 per share. The Shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-239183), which was declared effective by the SEC on June 25, 2020.

Concurrently with the sale of the Shares, pursuant to the Purchase Agreement the Company also sold warrants to purchase 1,096,608 shares of common stock (the “Warrants”) to such investors in a concurrent private placement. The Company sold the Shares and the Warrants for aggregate gross proceeds of approximately $8,480,426, before commissions and expenses. Subject to certain beneficial ownership limitations, the Warrants will be immediately exercisable at an exercise price equal to $4.48 per share, subject to adjustments as provided under the terms of the Warrants, and will terminate on the two and one-half year anniversary following the initial exercise date of the Warrants. The warrants issued in this financing will be classified as equity instruments.

The closing of the sales of these securities under the Purchase Agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,636,796, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and will be used for working capital and general corporate purposes, and for the repayment of debt.