Form 10-Q
period 2021-09-30
DATASEA INC.
filed 2021-11-12
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2021, 23,991,304 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2021	JUNE 30, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,805,362	$49,676
Accounts receivable	711,638	1,856
Inventory	204,663	194,264
Value-added tax prepayment	173,769	171,574
Prepaid expenses and other current assets	498,537	468,615
Total current assets	7,393,969	885,985

NONCURRENT ASSETS
Security deposit for rents	263,222	256,987
Property and equipment, net	276,191	309,408
Intangible assets, net	1,090,233	1,092,147
Right-of-use assets, net	1,144,999	1,350,590
Total noncurrent assets	2,774,645	3,009,132

TOTAL ASSETS	$10,168,614	$3,895,117

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$749,866	$174,718
Unearned revenue	251,990	189,527
Deferred revenue	46,257	46,439
Accrued expenses and other payables	613,283	561,674
Due to related party	57,414	69,305
Loans payable	984,519	1,486,819
Operating lease liabilities	759,114	730,185
Total current liabilities	3,462,443	3,258,667

NONCURRENT LIABILITIES
Operating lease liabilities	340,699	558,739
Total noncurrent liabilities	340,699	558,739

TOTAL LIABILITIES	3,803,142	3,817,406

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 23,916,304 and 21,474,138 shares issued and outstanding, respectively	23,916	21,474
Additional paid-in capital	19,930,392	12,086,788
Accumulated comprehensive income	268,553	273,250
Accumulated deficit	(13,503,092)	(12,061,858)
TOTAL COMPANY STOCKHOLDERS' EQUITY	6,719,769	319,654

Noncontrolling interest	(354,297)	(241,943)

TOTAL EQUITY	6,365,472	77,711

TOTAL LIABILITIES AND EQUITY	$10,168,614	$3,895,117

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Revenues	$671,130	$9,055
Cost of goods sold	607,535	16,899

Gross profit (loss)	63,595	(7,844)

Operating expenses
Selling	230,799	54,065
General and administrative	1,119,471	619,436
Research and development	287,216	194,726

Total operating expenses	1,637,486	868,227

Loss from operations	(1,573,891)	(876,071)

Non-operating income (expenses)
Other income	23	7,652
Interest income	20,534	1,596

Total non-operating income, net	20,557	9,248

Loss before income tax	(1,553,334)	(866,823)

Income tax	-	-

Loss before noncontrolling interest	(1,553,334)	(866,823)

Less: loss attributable to noncontrolling interest	(112,100)	-

Net loss to the Company	(1,441,234)	(866,823)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(4,697)	58,479
Foreign currency translation loss attributable to noncontrolling interest	(254)	-

Comprehensive loss attributable to the Company	$(1,445,931)	$(808,344)

Comprehensive loss attributable to noncontrolling interest	$(112,354)	$-

Basic and diluted net loss per share	$(0.06)	$(0.04)

Weighted average shares used for computing basic and diluted loss per share	23,355,993	20,943,846

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	reserves	deficit	income	Total	interest
Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$-	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss	-	-	-	-	(1,441,234)	-	(1,441,234)	(112,100)

Foreign currency translation loss	-	-	-	-	-	(4,697)	(4,697)	(254)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	-	7,681,796	-

Shares issued for stock compensation expense	5,262	5	164,245	-	-	-	164,250	-

Balance at September 30, 2021	23,916,304	$23,916	$19,930,392	$-	$(13,503,092)	$268,553	$6,719,769	$(354,297)

Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$-	$(7,413,381)	$170,207	$3,882,436	$-

Net loss	-	-	-	-	(866,823)	-	(866,823)	-
							-
Foreign currency translation loss	-	-	-	-	-	58,479	58,479	-

Balance at September 30, 2020	20,943,846	$20,944	$11,104,666	$-	$(8,280,204)	$228,686	$3,074,092	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30
	2021	2020
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Loss including noncontrolling interest	$(1,553,334)	$(866,823)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal on fixed assets	457	-
Depreciation and amortization	92,022	42,660
Operating lease expense	218,829	150,475
Stock compensation expense	164,250	-
Changes in assets and liabilities:
Accounts receivable	(913,091)	(5,057)
Inventory	(11,183)	(16,254)
Value-added tax prepayment	(2,871)	(35,177)
Prepaid expenses and other current assets	(88,253)	(84,869)
Accounts payable	608,496	12,969
Advance from customers	63,345	-
Accrued expenses and other payables	223,916	128,479
Payment on operating lease liabilities	(202,552)	(235,933)

Net cash used in operating activities	(1,399,969)	(909,530)

Cash flows from investing activities:
Acquisition of property and equipment	(9,156)	(43,838)
Acquisition of intangible assets	-	(8,301)

Net cash used in investing activities	(9,156)	(52,139)

Cash flows from financing activities:
Due to related parties	(11,712)	-
Payment of loan payable	(497,625)	-
Net proceeds from issuance of common stock	7,681,796	-

Net cash provided by financing activities	7,172,459	-

Effect of exchange rate changes on cash	(7,648)	15,769

Net increase (decrease) in cash	5,755,686	(945,900)

Cash, beginning of period	49,676	1,665,936

Cash, end of period	$5,805,362	$720,036

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Transfer of prepaid software development expenditure to intangible assets	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND JUNE 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company” or “Datasea”) was incorporated in Nevada on September 26, 2014. As a holding company with no material operations of its own, Datasea conducts a majority of its operations through its operating entities established in the People’s Republic of China (the “PRC” or “China”), primarily through its variable interest entity (the “VIE”) and its subsidiaries. The Company does not have any equity ownership of its VIE, instead Datasea controls and receives the economic benefits of its VIE’s business operations through certain contractual arrangements. The Company’s common stock that is currently listed on the Nasdaq Capital Markets are shares of its Nevada holding company that maintains service agreements with the associated VIE and its subsidiaries. For a description of the Company’s corporate structure and contractual arrangements, please refer to the Company’s annual report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021.

The Company, through its subsidiaries and VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”) that is based in the PRC, engaged in three converging and innovative industries: smart city, acoustic intelligence and 5G messaging. We Leverage facial recognition technology and other visual intelligence algorithms, combined with cutting-edge acoustic and non-visual intelligence algorithms, to provide smart city solutions that meet the security needs of residential communities, schools and commercial enterprises. Most recently, in response to the growing utilization of 5G technologies and the overall initiative to utilize Datasea’s technology capabilities to achieve the expansion of business coverage and revenue resources, China's mainstream telecom operators jointly launched the 5G Rich Communication Service industry, and we have also strategically expanded our business coverage to 5G messaging and smart payment solutions.

Impact of Coronavirus Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic has prompted the Company to focus on developing epidemic related products to pursue new business opportunities such as integrating the Company’s security platform and epidemic prevention system for schools and public communities for epidemic prevention. In April 2020, the Company resumed normal work flow. Since April 2020, while some new COVID-19 cases were discovered in a few provinces of China including Beijing, the number of new cases is no longer significant as a result of strict control measures enacted by PRC government. Based on available information, management of the Company does not believe that COVID-19 would have a significant impact on the Company’s operations for the rest of fiscal 2022; and does not anticipate any impairment of its assets. Management of the Company believes that its financial resources will be sufficient to handle the challenges associated with COVID-19.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying unaudited consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2021 and 2020, the Company had a net loss of approximately $1.44 million and $0.87 million, respectively. The Company had an accumulated deficit of approximately $13.50 million as of September 30, 2021, and negative cash flow from operating activities of approximately $1.40 million and $0.91 million for the three months ended September 30, 2021 and 2020, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs, which mitigates the liquidity concern and the initial doubt about the Company’s ability to continue as a going concern.

If deemed necessary, management could raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There can be no assurance the Company will be successful in any future fund raising.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding consolidated financial reporting. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 69.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”), and Shuhai Beijing’s 99% owned subsidiary - Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of the date of this report.

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

Equity Option Agreement – the Shuhai Beijing Shareholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”) on October 27, 2015, pursuant to which the Shuhai Beijing Shareholders granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Shareholders’ equity interests in Shuhai Beijing for RMB 0.001 for each capital contribution of RMB 1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing shareholders agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the option Agreement. Tianjin Information agreed to pay RMB 1.00 annually to Shuhai Beijing Shareholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon written notice. The Option Agreement is valid for 10 years from the effective date and renewable at Tianjin Information’s option.

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

Risk Factors relating to VIE Structure

The Company’s US parent company is a holding company with no material operations of its own, the Company conducts its operations in China through its VIE - Shuhai Beijing and its subsidiaries. The investors are not investing in the VIE. Neither the US Parent company nor its subsidiaries actually own any share in Shuhai Beijing. Instead, the US parent company controls and receives the economic benefits of Shuhai Beijing business operation through a series of contractual agreements. The Company is subject to certain legal and operational risks associated with being based in China and having a majority of the operations in through the contractual arrangements with the VIE. PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in the Company’s operations, The VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies, and that investors may never directly hold equity interests in the Chinese operating entities.

In addition, due to the Company’s corporate structure, the Company is subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitation on foreign ownership of internet technology companies, and regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements.

As of this report date, there was no dividends paid from the VIE to the US parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of September 30, 2021 and June 30, 2021, and for the three months ended September 30, 2021 and 2020, respectively.

	September 30, 2021	June 30, 2021
Cash	$25,466	$26,916
Accounts receivable	711,638	1,856
Inventory	11,626	9,522
Other receivables	517,495	489,780
Other current assets	28,380	139,295
Total current assets	1,294,605	667,369
Property and equipment, net	150,530	167,194
Intangible asset, net	8,046	10,984
Right-of-use asset, net	361,443	442,441
Other non-current assets	23,619	16,816
Total non-current assets	543,638	637,435
Total assets	$1,838,243	$1,304,804

Accounts payable	$620,828	$12,887
Accrued liabilities and other payables	614,296	559,389
Lease liability	207,585	256,676
Loans payable	984,519	1,455,860
Other current liabilities	366,147	268,527
Total current liabilities	2,793,375	2,553,339
Lease liability - noncurrent	21,043	79,676
Total non-current liabilities	21,043	79,676
Total liabilities	$2,814,418	$2,633,015

	For the three months Ended September 30, 2021	For the three months Ended September 30, 2020
Revenues	$671,130	$8,735
Gross profit	$56,008	$4,613
Net loss	$(870,189)	$(531,315)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2021 and June 30, 2021, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $58,956 and $59,187 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of September 30, 2021 and June 30, 2021, respectively.

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

As of September 30, 2021 and June 30, 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three months ended September 30, 2021 and 2020, there was no impairment loss recognized on long-lived assets.

UNEARNED REVENUE

The Company records payments received in advance from its customers or sales agents for the Company’s products as unearned revenue, mainly consisting of deposits or prepayment for 5G products from the Company’s sales agencies. These orders normally are delivered based upon contract terms and customer demand, and will recognize as revenue when the products are delivered to the end customers.

DEFERRED REVENUE

Deferred revenue consists primarily of local government’s financial support under “2020 Harbin Eyas Plan” to Xunrui for technology innovation of developing the Intelligent Campus Security Management Platform. The Company will record the grant as income when it passes local government’s inspection of the project.

LEASES

The Company determines if an arrangement is a lease at inception under FASB ASC Topic 842,. Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2021 and June 30, 2021.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. At September 30, 2021, the net ROU was $1,144,999 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. At September 30, 2021, total operating lease liabilities (includes current and noncurrent) was $1,099,813, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

REVENUE RECOGNITION

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606).

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606).

The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are identified when possession of goods and services is transferred to a customer.

FASB ASC Topic 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

The Company derives its revenues from product sales and 5G messaging service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via product sale contracts and professional service contracts, and invoices. The product selling price and the service price to the customer are fixed upon acceptance of the agreement. The Company recognizes revenue when the customer receives the products and passes the inspection and when professional service is rendered to the customer, collectability of payment is probable. These revenues are recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

During the three months ended September 30, 2021, the Company’s revenue of $0.67 million was from 5G messaging/SMS services that Shuhai Beijing and its subsidiary, Hangzhou zhangxun provided to a large-scale internet service enterprise. The related cost for such services provided was $0.61 million, mainly was for the SMS service platform using fee that was provided from a third-party supplier like mobile virtual network operator (MVNO) , who obtains bulk access to network services at wholesale rates from its upstream suppliers or ultimate three major telecommunication and network operators in China, and sell it to downstream customers like Shuhai Beijing and its subsidiary, Hangzhou zhangxun.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of September 30, 2021, the Company had no unrecognized tax benefits and no charges during the three months ended September 30, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of September 30, 2021. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities.

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

As of September 30, 2021, Zhangxun was 30.19% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest. During the three months ended September 30, 2021, the Company had loss of $112,100 and $0 attributable to the noncontrolling interest for the three months ended September 30, 2021 and 2020, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $5,435,640 and $32,687 at September 30, 2021 and June 30, 2021, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2021, cash of $361,609 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of September 30, 2021, the cash balance of $8,112 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	September 30,	September 30,	June 30,
	2021	2020	2021
Period-end date USD: RMB exchange rate	6.4854	6.8101	6.4601
Average USD for the reporting period: RMB exchange rate	6.4707	6.9205	6.6273

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended September 30, 2021 and 2020, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 and 101,500 warrants were anti-dilutive for the three months ended September 30, 2021 and 2020.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s CFS presentation or disclosures.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2021	June 30, 2021
Furniture and fixtures	$115,057	$115,507
Vehicle	540	3,096
Leasehold improvement	241,697	242,643
Office equipment	254,542	246,910
Subtotal	611,836	608,156
Less: accumulated depreciation	335,645	298,748
Total	$276,191	$309,408

Depreciation for the three months ended September 30, 2021 and 2020 was $40,253 and $36,221, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2021	June 30, 2021
Software registration right	$57,930	$58,157
Patent	33,503	33,634
Software development (see Note 5)	1,150,000	1,100,000
Value-added telecommunications business license	16,186	16,249
Subtotal	1,257,619	1,208,040
Less: Accumulated amortization	167,386	115,893
Total	$1,090,233	$1,092,147

Amortization for the three months ended September 30, 2021 and 2020 were $51,769 and $6,440, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	June 30, 2021
Security deposit	$-	$6,956
Prepaid expenses	47,041	53,944
Prepaid software development	-	50,000
Prepaid insurance	84,493	39,868
Other receivables - Heqin	567,428	569,651
Others	83,289	33,021
Total	782,251	753,440
Less: allowance for other receivables - Heqin	283,714	284,825
Total	$498,537	$468,615

Prepaid software development

On May 28, 2019, the Company entered into an agreement with SDT Trade Co., Ltd., an unaffiliated party (“SDT”). SDT will assist the Company with technical development work for the Company’s security-related software and systems. Pursuant to the agreement, SDT will complete certain development work within 12 months and thereafter maintain the system for 36 months. The amount to be paid under the agreement is $1,200,000. As of June 30, 2021, the Company paid SDT $1,000,000, of which, $400,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, $600,000 cost incurred after the technological feasibility was established and a working model was produced was recorded as intangible asset – software development (Note 4). On April 23, 2021, the Company and SDT entered a project contract termination agreement due to functionality issues of the software; the Company and SDT will not pursue any further demands to each other regarding the software development project, and the Company is not obligated to pay the remaining payment of $0.20 million to SDT. However, the Company and the developer later reached the agreement to fix the functionality issues without any additional costs, and as of this report date, the software was completed and is working as designed.

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop an face and eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for 36 months. The total payments to be made under the agreement is $1,200,000. As of September 30, 2021 and June 30, 2021, the Company paid HW (HK) Limited $900,000, of which, $350,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, which included a working model; $550,000 cost incurred after the technological feasibility was recorded as intangible asset – software development (Note 4). On September 28, 2021, the Company and HW entered a Cancellation Agreement for developing Face and Eye protection technical system due to certain of the facial recognition functions cannot fully satisfy the Company’s needs, and the Company was not required to pay the remaining $300,000 balance.

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of September 30, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($567,428) from Heqin and was recorded as other receivables. As of June 30, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($560,011) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date. All the loans to Heqin are secured against the assets of Heqin, and Heqin’s shareholders are jointly responsible for the timely repayment of the loan.

On August 26, 2020, Heqin provided a repayment plan to the Company that the loan would be settled by February 2021; however, due to Covid-19 impact to Heqin’s business, Heqin adjusted the repayment plan based on expected monthly cash collection from its customers, the revised monthly payment starting from October 2021 as follows:

October 2021: repay RMB 400,000 ($61,900)

November 2021: repay RMB 800,000 ($123,840)

December 2021: repay RMB 800,000 ($123,840)

January 2022: repay RMB 1,000,000 ($154,800)

February 2022: repay RMB 600,000 ($92,900)

March 2022: repay RMB 80,000 ($12,400)

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

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2021	June 30, 2021
Other payables	$193,915	$186,954
Senior officer’s salary payable	228,976	204,332
Salary payable - employees	190,392	170,388
Total	$613,283	$561,674

Other payables mainly consisted of social security and insurance payable.

NOTE 7 – LOANS PAYABLE

As of June 30, 2021, the Company had several loan agreements with an unrelated party for $1,486,819, these loans bear no interest, and are required to be repaid any time before December 31, 2021. During the three months ended September 30, 2021, the Company repaid approximate $500,000 to the unrelated party, and had $984,519 remaining balance outstanding at September 30, 2021.

NOTE 8 – RELATED PARTY TRANSACTIONS

In April 2020, the Company’s President entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000), The rental expense for this agreement was $2,898 and $2,709 for the three months ended September 30, 2021 and 2020, respectively.

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rental expense for this agreement was $6,329 for the three months ended September 30, 2021.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, to be paid in full at once.

On September 1, 2021, the Company renewed an one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. The rental expense for this agreement was $7,047 for the three months ended September 30, 2021.

Due to related parties

As of September 30, 2021 and June 30, 2021, the Company had due to related parties of $57,414 and $69,305, mainly was for the payable of an office leasing from the Company’s CEO, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s director), due to related parties bore no interest and payable upon demand.

NOTE 9 – COMMON STOCK AND WARRANTS

Private Placement in October 2020

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

Registered Direct Offering and Concurrent Private Placement in July 2021

On July 20, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell to such investors an aggregate of 2,436,904 shares of the common stock of the Company at a purchase price of $3.48 per share. The offering of the common stock is pursuant to a shelf registration statement on Form S-3 (File No. 333-239183), which was declared effective by the SEC on June 25, 2020.

Concurrently with the sale of the shares of the common stock, the Company also sold warrants to purchase 1,096,608 shares of common stock to such investors. The Company sold the shares of the common stock and the Warrants for aggregate gross proceeds of approximately $8,480,426, before commissions and expenses. Subject to certain beneficial ownership limitations, the Warrants were immediately exercisable at an exercise price equal to $4.48 per share, and will terminate on the two and one-half year anniversary following the initial exercise date of the Warrants. The warrants issued in this financing was classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $1,986,880.

In addition, the Company has also agreed to issue to its placement agent for offering above warrants to purchase a number of shares of the common stock equal to 5.0% of the aggregate number of shares of the common stock sold in this offering (121,845 shares of warrants), the warrants have an exercise price of $3.96 per share and will terminate on the two and one-half-year anniversary of the closing of the offering.  The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $225,964. The warrants issued in this financing was classified as equity instruments.

The closing of the sales of these securities under the securites purchase agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,640,000, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and will be used for working capital and general corporate purposes, and for the repayment of debt.

Following is a summary of the activities of warrants for the period ended September 30, 2021:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at June 30, 2021	101,500	6.00	3.47
Exercisable at June 30, 2021	101,500	6.00	3.47
Granted	1,218,453	4.43	2.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at September 30, 2021	1,319,953	$4.55	2.38
Exercisable at September 30, 2021	1,319,953	$4.55	2.38

Shares to Directors

During the three months ended September 30, 2021, the Company recorded $6,000 stock compensation expense to two independent directors through the issuance of 5,262 shares of the Company’s common stock.

Shares to Officers

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month staring from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended September 30, 2021, the Company recorded the fair value of $158,250 stock compensation expense for the shares that are required to be issued to the Company’s CEO and one of the board member for the quarter.

NOTE 10 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of September 30, 2021 and June 30, 2021, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $1.29 million and $0.94 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of September 30, 2021 and June 30, 2021, the Company has approximately $10.32 million and $9.04 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2021 and June 30, 2021.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2021 and 2020:

	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.8)%	(3.0)%
Permanent difference	%	-%
Effect of PRC tax holiday	(2.5)%	4.9%
Valuation allowance	26.3%	19.1%
Under accrual of prior year income tax of parent company	-%	%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of September 30, 2021 and June 30, 2021 is as follows:

	September 30, 2021	June 30, 2021
Deferred tax asset
Net operating loss	$2,250,808	$1,841,786
R&D expense	123,750	123,750
Accrued expense of officers’ salary	34,424	29,876
Depreciation and amortization	1,839	3,502
Bad debt expense	71,089	69,410
Social security and insurance	30,674	29,949
Inventory impairment	14,772	14,423
ROU, net of lease liabilities	(17,152)	4,686
Total	2,510,204	2,117,382
Less: valuation allowance	(2,510,204)	(2,117,382)
Net deferred tax asset	$-	$-

NOTE 11 – COMMITMENTS

Leases

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or $96,000). The Company received a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU which is being amortized over the term of the lease.

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing (described above). Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or $29,000). The deposit was RMB 202,352 (or $29,000).

On August 28, 2019, the Company entered an operating lease for senior officers’ dormitory in Beijing. The lease has a term of two years with expiration on August 31, 2021, the monthly rent was RMB 14,500 ($2,045), payable every six months in advance. The lease was renewed for another year from September 1, 2021 to August 31, 2022 at a monthly rent of RMB 15,200 ($2,350), payable every six months in advance.

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease expense	$218,829	$150,475

September 30, 2021
Right-of-use assets	$1,144,999
Lease liabilities - current	759,114
Lease liabilities - noncurrent	340,699
Weighted average remaining lease term	1.48 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of September 30, 2021:

12 Months Ending September 30,	Minimum Lease Payment
2022	$759,114
2023	348,333
2024	-
Total undiscounted cash flows	1,208,307
Less: imputed interest	(7,634)
Present value of lease liabilities	$1,099,813

NOTE 12 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited financial statements were issued and determined the Company had the following major subsequent event:

On October 9, 2021, Zhangxun entered into an Cooperation Agreement with an internet technology company in Jiangxi Province for providing them the 5G messaging services with total revenue not less than RMB 30 million ($4.63 million).

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance or installation of our products and services;

●	changes in Chinese government regulations;

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers; and

●	influences of COVID-19 on China’s economy and society.

Overview

Datasea, Inc. (the “Company” or “Datasea”) was incorporated in Nevada on September 26, 2014. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity (the “VIE”). We do not have any equity ownership of our VIE, instead we control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. The Company’s common stock that is currently listed on the Nasdaq Capital Markets are shares of a Nevada holding company that maintains service agreements with the associated operating companies.

In addition, due to our corporate structure and nature of the business, we are also subject to risks due to uncertainty of the interpretation and the application of the PRC’s laws and regulations, including but not limited to limitation on foreign ownership of internet technology companies, regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements.

We are a digital technology company engaged in three converging and innovative industries: smart city, acoustic intelligence and 5G messaging. We Leverage facial recognition technology and other visual intelligence algorithms, combined with cutting-edge acoustic and non-visual intelligence algorithms, to provide smart city solutions that meet the security needs of residential communities, schools and commercial enterprises. Most recently, in response to the growing utilization of 5G technologies and the overall initiative to utilize Datasea’s technology capabilities to achieve the expansion of business coverage and revenue resources, China's mainstream telecom operators jointly launched the 5G Rich Communication Service industry, and we have also strategically expanded our business coverage to 5G messaging and smart payment solutions.

The research and development of technology plays a vital role for the Company and is what makes us different. The Company does not only have visual intelligent algorithms such as facial recognition technology, but also develops non-visual intelligent algorithms like acoustic intelligence. Together with artificial intelligence, machine learning and data analytics capability, our solutions not only provide visibility, but also identify behavioral patterns and then use alerts to manage situations actively. We create new opportunities for everything from intelligent detection to proactive optimization. The non-visual intelligent algorithms such as acoustic intelligence are the future of the smart city industry.

As our smart city technologies share connectivity of their underlying logic with 5G messaging and smart payment solutions, the demand for user value-added services, as well as the rapid rise of China’s 5G application market, has provided a comprehensive intelligent system for people and machines to meet the business, social and transactional needs of countries, enterprises and individuals, and it has supported the company’s rapid start and development of its 5G messaging business and has effectively improved the company’s competitiveness. The Company creates new sources of revenue and profit and brings benefits for all shareholders.

Recent Developments

In July 2021, Datasea and its wholly-owned subsidiary, Heilongjiang Xunrui Technology Ltd. (“Xunrui”) completed the implementation of customized access controls, monitoring and reporting mechanism for the office building of the Heilongjiang Branch of China Pacific Life Insurance.

In September 2021, Datasea and its wholly-owned subsidiary, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) executed a strategic agreement with Eastcom Smart Chain (Beijing) Network Technology Co., Ltd. to provide smart systems for canteens and restaurants in approximately 200 schools and institutions over the next two years. According to the agreement, the Company mainly provides smart systems and smart payment services for school restaurants. Through our smart system, it can realize the traceability of food (food source safety monitoring), see-through kitchens (cooking processing safety monitoring), and contactless payment (smart payment).

On October 28, 2021, Guozhong Haoze signed a purchase order with Eastcom Smart Chain for the food safety supervision system of the Smart Canteen of Heze No. 1 Middle School in Shandong province with an amount of approximately $2,900 (RMB 18,670). So far, approximately $1,300 (RMB 8350) has been received, and hardware has been installed, and the follow-up is the deployment and training of the software.

Product updates:

In response to changing market demands, the technical team of Datasea has developed an all-in-one machine to provide functions including face recognition, temperature measurement and health code reading that can be widely used in public areas with public health management needs such as office buildings, communities, parks, construction sites, hospitals, subway stations and more. In addition to the standard temperature measurement, functions include face recognition, records export and abnormal measurement alarm. The new all-in-one machine has been connected with the national health QR codes, which can realize the linkage of prevention and control information from time to time, including National General Code-Guokang Code, Guangdong-Yuekang Code, Sichuan-Tianfutong, Jiangsu-Sukang Code, Inner Mongolia-Inner Mongolia Code, Shanghai-Sui Shen Code, Hubei-Hubei Code, Anhui-Anhui Code, Fujian-Bamin Code, Hebei-Health Code, Yunnan-Yunnan Code, Hunan-Hunan Code, Shandong-Shandong Code, Guangzhou-Suikang Code, Qinghai Health Code and many other provinces and cities. The products will be introduced to the market according to market conditions.

The company continues to develop acoustic intelligence to enhance our smart city solutions and products. During the reporting period, the team was further expanded, and the introduction of ISO9001 and CMMI management standards was initiated. The OKR performance management system, employee stock ownership, qualifications and full-cycle talent training system are being prepared to ensure the stability and continuous growth of talent. At the same time, based on the establishment of strategic partnerships with the Noise Laboratory, Ultrasound Laboratory, and Intelligent Speech Laboratory of the Institute of Acoustics of the Chinese Academy of Sciences, the company has established a think tank based on five top domestic acoustic experts. In addition, in the construction of acoustic intelligent ecology: establish strategic partnerships with Anhui China Sound Valley, Suzhou Industrialization Base of Institute of Acoustics, Chinese Academy of Sciences, and Changshu China Acoustic Innovation Valley.

The company has developed two acoustic smart hardware products, which will soon be introduced to the market.

a. Datasea Tianer Voice Recognition Alarm is one of the Company's utterly self-developed acoustic security products. Through the collection, recognition, calculation and analysis of sound data, the product can restore non-visual scenes, monitor situations, conduct early warning analysis, and actively intervene or start to generate deterrence effect to reduce the possibility of incidence and danger. The product has the characteristics of solid anti-noise ability, wide recognition range, high precision, and customizable services and is in a leading position in the industry. The product can be applied in scenarios such as communities, campuses, nursing homes, families, and public places that require high privacy protection but exist in dangerous situations. The research and development has been completed, and the product samples are undergoing pilot testing. The product launch is expected to be in March 2022.

b. Datasea directional sound recognizer is one of the company's environmental protection products, and directional sound technology is currently one of the core technologies to solve noise problems. The product's main function allows the sound to be transmitted along a certain path, which can effectively control noise pollution. It has the characteristics of super directivity, clear sound without attenuation, wider frequency response, compactness and lightness. Product target customers include exhibitions, science and technology museums, exhibition halls, supermarkets, hospitals and more. At present, the joint research and development have been completed, and the trial production samples will be prepared and will be piloted. It is expected to be officially launched in the market in 2022.

In order to better demonstrate the unique characteristics of Datasea in the development of acoustic intelligent technology as well as leading role in the acoustic intelligent industry, it is expected that in the first quarter of fiscal year 2022, the company plans to jointly release the "White Paper on the Development of Acoustic Intelligence Industry and Technology Application" at Hangzhou with the Institute of Information and Communications Technology, which is one of the National Industry Standards Department. The white papers, by combing and explaining the development status and trends of the acoustic intelligence industry, can better point out the direction for the company's acoustic industry development, and also help the company's acoustic intelligence strategy and the establishment of the industry's leading position.

2. 5G Messaging Business

The company continues to promote the 5G messaging business to improve the company’s competitiveness and create new sources of revenue and profits. 5G Message marketing cloud platform is an intelligent and all-in-one message-marketing cloud platform (“5G MMCP”). This comprehensive and integrated message-marketing platform includes messaging channels, different industry and business templates, marketing tools and analytics builders. Relying on the operator’s SMS channel and information flow on the internet, the message-marketing cloud platform aims to unify customer and prospect marketing signals in a single view with functions like precise SaaS value-added services, data monetization and message-marketing. By leveraging big data and artificial intelligence technology, the platform uses real-time data-driven insights and targeted 5G messaging to engage, convert, and nurture buyer relationships. Datasea provides multiple industry templates including logistics, Internet, catering, e-commerce, finance and property management etc.

Business developments: 1). In September 2021, Hangzhou Zhangxun and Hubei Kuanyun Network Technology Co., Ltd. signed a cooperation agreement on SMS business sales, with a contract amount of approximately $4.33 million (RMB 28 million). The contract period is one year, the billing cycle is one calendar month, and the customer will issue invoices every month. The Company has provided customers with related SMS sending services since September and achieved a monthly operating income of approximately US$680,000 (RMB 4.342 million); up to now, it is expected to achieve a monthly operating income of approximately US$700,000 (RMB 4.55 million). The service will last until September 2022.

2). In September 2021, Hangzhou Zhangxun and Quantum Communication (Beijing) Technology Co., Ltd. signed the cooperation agreement on SMS service sales, with the contract amount of approximately $3.87 million (RMB 25 million).

3). In October 2021, Hangzhou Zhangxun and Jiangxi Zhouwang Network Technology Co., Ltd. ("Jiangxi Zhouwang") signed a value of $4.67 million (RMB 30 million). The procurement contract for SMS and 5G MMS services. The contract period is one year, the billing cycle is one calendar month, and the customer will issue invoices monthly. In addition, Hangzhou zhangxun has provided relevant MMS and SMS sending services in October and is expected to contribute about 770,000 US dollars (RMB 5 million) to the Company every month. The service will continue until October 2022.

According to those contracts, Hangzhou Zhangxun helps the customers mentioned above to provide value-added telecommunication information services of 5G. Messaging services include, but are not limited to, granting to the customers as mentioned above 1) access to Zhangxun’s Short Message and 5G Multimedia Message platforms; 2) an access code issued by the Ministry of Industry and Information Technology to adopt the above services, and 3) the telecommunication gateways of the three major Chinese mobile operators to allow data to flow from one discrete network to another.

Product updates: 1) Datasea continues to upgrade the 5G message marketing cloud platform to meet with customers in different industries: a. During the reporting period, the Company provided 5G MMS/SMS services for large-scale Internet services enterprise customers such as Hubei Kuanyun and Jiangxi Zhouwang and generated revenue; b. Meanwhile, Datasea developed ZTO Express 5G messaging application in the logistics industry; and also c. Expanded the 5G messaging business to food and beverage service market. For example, the Company developed 5G messaging services for Hangzhou Aila Catering Co., Ltd. (a company managing a total of more than 70 restaurants across China including Hangzhou, Nanjing, and other cities). The business combines 5G messaging, SMS, video messaging, AI voice and telephone to reach and interact with customers while providing functions like smart payment solutions. Datasea’s 5G message marketing platform proved its great potential to be applied in industries with marketing needs.

2) Otherwise, three new modules have been added in the 5G message marketing cloud platform: a. All-in-one integrated messaging cloud platform with access to all types of messages such as SMS, video SMS, 5G messages, APP system notifications, WeChat message notifications, DingTalk message notifications, smart voice calls, etc., and can be combined and used according to user needs while reducing costs and increasing efficiency; b. Middle office Operation: industry-specific SOP library, precise operation plan, general material library, etc., so that users can quickly get started with private domain operations with efficiency; c. Digital employees: RPA+NLP technology realizes automated private domain operations.

Marketing and sales expansion: 1) The Company continues to strengthen its marketing and sales team. The sales team of Hangzhou Zhangxun has increased to 14 people in this quarter, while the team of Shuhai Beijing has established a 5G message sales team of 3 people, which will continue to expand in the future. In addition, we continue to expand the marketing to key customers in the 5G messaging market. The core subsidiaries of Datasea, including Shenzhen Jingwei and Heilongjiang Xunrui, began to focus on promotion and acquire local key customers, hoping to improve the Company's 5G messaging business influence, and eventually acquire customers and generate revenue.

Industry recognition: 1) Since April 2021, Hangzhou Zhangxun and YTO National Engineering Laboratory are in agreement to jointly promote the formulation of 5G messaging standards for the express delivery industry. During Q1, we have completed the drafting of the above-mentioned industry standards for the express delivery industry and have submitted it to the China Express Association (VEA）for approval. Once this industry standard is passed, it will be a milestone for 5G messaging to empower the express delivery industry and promote the formulation of 5G messaging standards for the express delivery industry. 2) In September 2021, Datasea was awarded third place in the 4th National "Blooming Cup" 5G Application Competition, which is an industry business application competition. With the theme of "New 5G Messaging Formats, New Development of Industry Convergence", the 5G Messaging business application competition aims to showcase the achievements of 5G Messaging, promote the commercial applications, and guide many industries to use 5G Messaging to improve functionalities and services. Since the start of the competition in July 2021, a total of 400 applications joined the contest, covering various fields such as government affairs, education, medical care, travel, express delivery, media, cultural tourism, finance, and consumption, from which 90 projects were selected through the preliminary competition. In the semi-finals, 20 projects joined the finals. The finalists presented the project's product solutions, capabilities, innovations, and commercial value through presentation and Q&A. After the fierce competition, Datasea's 5G messaging solution of ZTO in express delivery was awarded third place, another recognition from the experts in the industry.

3. Smart payment business

Our smart payment service adopts face recognition and big data analysis technology to provide customers with comprehensive contactless payment and settlement services. At the same time, smart payment, as a functional module, provides online settlement and payment services for the e-commerce platform of the Company's smart city solutions for residential communities, and provides support for the ongoing school projects and support for the development of value-added services of the company's 5G messaging business. It can enhance the overall service ecosystem composed of various systems and products of the Company and strengthen the connection between products. The Company has initially formed the "intelligent security ecology".

Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2021 and 2020, the Company had a net loss of approximately $1.44 million and $0.87 million, respectively. The Company had an accumulated deficit of approximately $13.50 million as of September 30, 2021, and negative cash flow from operating activities of approximately $1.40 million and $0.91 million for the three months ended September 30, 2021 and 2020, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs, which mitigates the liquidity concern and the initial doubt about the Company’s ability to continue as a going concern. In addition, the company's continued promotion of the customers and revenues increase brought about by the 5G messaging business will also provide a stable cash flow guarantee for the company's subsequent development to a large extent.

If deemed necessary, management could raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There can be no assurance the Company will be successful in any future fund raising.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended September 30, 2021 and 2020, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2021	% of Revenues	2020	% of Revenues
Revenues	$671,130		$9,055
Cost of goods sold	607,535	91%	16,899	187%
Gross profit (loss)	63,595	9%	(7,844)	(87)%
Selling expenses	230,799	34%	54,065	597%
Research and development	287,216	43%	194,726	2,150%
General and administrative expenses	1,119,471	167%	619,436	6,841%
Total operating expenses	1,637,486	244%	868,227	9,588%
Loss from operations	(1,573,891)	(235)%	(876,071)	(9,675)%
Non-operating income, net	20,557	3%	9,248	102%
Loss before income taxes	(1,553,334)	(231)%	(866,823)	(9,573)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,553,334)	(231)%	(866,823)	(9,573)%
Less: loss attributable to noncontrolling interest	(112,100)	(17)%	-	-%
Net loss to the Company	$(1,441,234)	(214)%	(866,823)	(9,573)%

Revenues

We had revenues of $671,130 and $9,055 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended in September 30, 2021, revenues mainly consisted of providing short-messaging and 5G multi-media video and messaging technology and system platform to one customer for its messaging marketing needs, the service fee is charged based on number of messages sent. For the three months ended in September 30, 2020, revenues mainly consisted of sales of face recognition terminals and related devices to schools and residential communities in China.

The increase in revenue was majorly due to the expansion of the Company’s business towards 5G messaging in fiscal year 2021. We believe that our business development is on track and it is supported by a strong product portfolio recognized by the market.

Advance from customers

The Company obtained cash prepayment for 5G messaging products and service and intelligence products sale of $251,990 and $189,527 as of September 30, 2021 and June 30 2021.

In September 2021, Hangzhou Shuhai Zhangxun and Hubei Kuanyun Network Technology Co., Ltd. signed a cooperation agreement on SMS business sales, with a contract amount of approximately $4.33 million (RMB 28 million).

In September 2021, Hangzhou Shuhai Zhangxun and Quantum Communication (Beijing) Technology Co., Ltd. signed the cooperation agreement on SMS service sales, with the contract amount of approximately $3.87 million (RMB 25 million).

In addition, as a significant post-term matter, Guozhong Haoze signed a strategical agreement with Eastcom Smart Chain (Beijing) Network Technology Co., Ltd. to provide smart systems and services for Canteens and restaurants in at least 200 schools and institutions in the next two years, with a total contract amount of not less than US$14,758,359 (RMB 95,339,000).

During October 2021, Hangzhou Zhangxun SMS business generated sales revenue of US$787,617 (RMB 5,095,885), including US$576,271 (RMB 3,728,475) from Hubei Kuanyun Network Technology Co., LTD and US$211,346（RMB 1,367,410) from Quantum Information technology (Beijing) Co., LTD.

Cost of Goods Sold

We recorded $607,535 and $16,899 cost of goods sold for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, the cost of goods sold was mainly for the SMS service platform fee to suppliers. For the three months ended September 30, 2020, the cost of goods sold was the inventory purchase cost for the products sold.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2021 was $63,595 compared to gross loss of $7,844 for the three months ended September 30, 2020, respectively. The increase in gross profit was mainly due to the delivery of short-messaging and 5G multi-media video and messaging technology and system platform in 2021.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $230,799 and $54,065 for the three months ended September 30, 2021 and 2020, respectively; an increase of $176,734 or 327%. The increase was mainly due to increased payroll expense of salespersons by $77,800, increased technology service see by $89,900 and increased social insurance expense by $10,060.

Currently, we are focusing on the development of products and software (" R&D ") to assist schools and communities in addressing safety issues and public health issues during the pandemic, expanding the company's leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $287,216 and $194,726 during the three months ended September 30, 2021 and 2020, respectively. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration (“G&A”) expenses increased $500,035, or 81% from $619,436 during the three months ended September 30, 2020 to $1,119,471 during the three months ended September 30, 2021. The increases were attributed to increases in rental expenses by $79,300, increased payroll expenses by $78,700, increased professional fees by $274,200, increased utility fee by $10,300, increased meal and entertainment expense by $60,900.

Non-operating Income (expenses), net

Non-operating income was $20,557 and $9,248 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we had interest income $20,534 and other income $23. For the three months ended September 30, 2020, we had interest income $1,596 and other income $7,652.

Net Loss

We generated net losses of $1,553,334 and $866,823 for the three months ended September 30, 2021 and 2020, respectively, mainly due to the reasons explained above.

In the new fiscal year, the company will continue to improve the market expansion of its main business, based on existing contracts including smart campuses/canteen systems, smart community systems, 5G messaging, and the market launch of acoustic smart hardware products, etc., to expand revenue sources and increase Revenue scale. We will strive to achieve annual profit in the new fiscal year.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sales of our common stock and shareholder loans. Our management recognizes that we must generate sales and additional cash resources for our Company to continue our operations. Given the market space for the industry chain brought by the booming development of 5G technology in China, the broad prospects of the company's acoustic intelligent technology and products, and the increasing demand for Public safety and COVID-19 prevention and control in different scenarios in China, as well as increased demand for our smart community, safe Campus, smart Payments and other initiatives, our management believes our business has the potential to continue to grow.

We expect to generate revenue through expanding our current smart city, 5G message and acoustic intelligence, and through continuous product innovation and development as well as various types of value-added services. In order to maintain working capital sufficient to support our operations and finance the future growth of its business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us. We will also generate cash flow through cash income and government subsidies to support future operations.

As of September 30, 2021, we had working capital of $3,931,526 or a current ratio of 2.14:1. Our current assets were $7,393,969. As of June 30, 2021, we had a working capital deficit of $2,372,682 or a current ratio of 0.27:1. Our current assets were $885,985.

We expect the company to continue to support its ongoing operations and financing through revenue growth and increased financing activities in business areas such as 5G messaging. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(1,399,969)	$(909,530)
Net cash used in investing activities	$(9,156)	$(52,139)
Net cash provided by financing activities	$7,172,459	$-

Cash Flow from Operating Activities

Net cash used in operating activities was $1,399,969 during the three months ended September 30, 2021, compared to net cash used in operating activities of $909,530 during the three months ended September 30, 2020, an increase of cash outflow by $490,439. The increase in cash outflow was mainly due to 1) increased net loss by $686,511 but offset by non-cash adjustments including depreciation expense and stock compensation expense of $282,423, and 2) increased cash outflow on accounts receivable by $908,034; these increase in cash outflow were partly offset by 1) increased cash inflow from accounts payable by $595,527, 2) increased cash inflow from advance from customers by $63,345, 3) increased cash inflow from accrued expenses and other payables by $95,437, and 4) decreased cash outflow from VAT prepayment by $32,306.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $9,156 for the three months ended September 30, 2021, which primarily was for cash paid for the acquisition of office furniture and equipment. Net cash used in investing activities totaled $52,139 for the three months ended September 30, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment and leasehold improvements of $43,838, and for intangible assets of $8,301.

Cash Flow from Financing Activities

Net cash provided by financing activities was $7,172,459 during the three months ended September 30, 2021, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796, but offset by decrease in due to related parties of $11,712 and repayment of loans payable of $497,625. Net cash used in financing activities was $0 during the three months ended September 30, 2020.

Going forward

The Company has been focusing on the long-term establishment of leading advantages of high technology, high talent and large market sales system through technological development and strategy deployment, helping the Company to achieve sustainable development and unlock enormous potential in our brands. From the combination of visual perception technology and artificial intelligence big data technology at the very beginning, our products were active in identification and analysis, and effectively conduct intervention to do safety management, change the traditional passive monitoring to proactive prevention and create the comprehensive smart city services. Since then, we have seen that the integration of multiple sensing technologies can enhance the effectiveness of smart city solutions and enhance the applicability of products, and the Company has strategically started to develop and integrate acoustic intelligent technologies. At present, Datasea Acoustic Intelligent Technology has achieved stage 1.0, and has achieved certain results in the market application demonstration, indicating that Datasea has the ability to implement the acoustic intelligent landing project in the field of visual and non-perceptual fusion perception. It is expected that in the first quarter of fiscal year 2022, the company will jointly release a White Paper on the Development and Technology Application of Acoustic Intelligent Industry with the National industry standards department, The Information and Communication Institute, in Hangzhou. In the white paper, the status and trend of the acoustic intelligence industry are sorted out and elaborated, which can better point out the direction for the development of the acoustic industry of the company, and also help the company establish its acoustic intelligence strategy and leading position in the industry. Furthermore, combined with the common and similar underlying technologies , the Company decided to tap into 5G messaging and smart payment markets. In the future development, each sector will not only contribute to Company’s profits independently, but also work together to reinforcing company’s offerings, which can assist company to achieve sustainable development , form the "smart city ecology" and unlock enormous potential in our brands.

Looking into the future, the company's management is working hard to improve the strategic planning, strengthen the company's core business, improve the business model; expand the company's operating revenue and improve profitability; minimize its overhead and reduce its operating losses; and re-position the Company’s core business to a rapid and sustainable development as follows:

1. technology and intellectual property rights, acoustic intelligence technology: (a) in our independent research and development on the basis of the core algorithm and precision of sensor, continue to work with Shenzhen Advanced Research Institute of Chinese Academy of Sciences, Institute of Acoustics, Nanjing University and other research institutes to carry out various top design, further continuous development and innovation, to maintain the leading position of technological competition. (b) In terms of value-added services such as 5G messaging, develop and design multiple application scenarios and multi-functional application systems such as finance, political information and power based on express delivery and logistics, catering, cultural and tourist attractions and e-commerce, etc. (c) Increase the patents of core technologies independently developed by us, and do a good job in the distribution, registration and protection of intellectual property rights such as patents and trademarks of technologies and products at home and abroad, and do a good job in technology export management.

2. In terms of products, we lead the development of national application standards such as acoustic intelligence and 5G messaging. Through our independent research and development and OEM production, we will launch a series of acoustic intelligent products, including chips, sensors, acoustic health care, acoustic medical cosmetology, acoustic detection, acoustic agriculture, and infrasound safety detection product system.

3, Market sales aspects: continue to use our big data precision marketing system and the internal cause and affordable marketing incentive and reward mechanism and external cooperation into system sales strategies and methods, to attract and supplement the execution of the excellent sales team, the business at home and abroad, to increase revenue, expand product market share.

4. Management and talent: Our company will develop and implement two integrated resource management and control modes, namely, collectivized strategic management and control and matrix management of regional headquarters and division. Adhere to the international talent strategy.

5. Mergers & Acquisition: Through our targeted financing plan, we will target mature 5G application companies and excellent acoustic intelligent subdivision companies to rapidly improve the overall strength and operating income scale of the company.

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

●	To train the related personnel to execute the internal control policies and procedures;

●	To summarize the internal control /audit reports quarterly to the Audit Committee; and

●	All entities use the same set of accounting subjects in the financial software from January 1, 2021

[We expect to further implement all measures in the fiscal year ending June 30, 2021.] The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: November 12, 2021	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

Date: November 12, 2021	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)