Form 10-Q
period 2021-12-31
DATASEA INC.
filed 2022-02-11
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38767

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

As of February 1, 2022, 24,244,130 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I – FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2021	JUNE 30, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,240,708	$49,676
Accounts receivable	5,223,231	1,856
Inventory	210,808	194,264
Value-added tax prepayment	156,995	171,574
Prepaid expenses and other current assets	1,297,321	468,615
Total current assets	9,129,063	885,985

NONCURRENT ASSETS
Security deposit for rents	275,170	256,987
Long term investment	62,738	-
Property and equipment, net	249,393	309,408
Intangible assets, net	1,195,303	1,092,147
Right-of-use assets, net	962,056	1,350,590
Total noncurrent assets	2,744,660	3,009,132

TOTAL ASSETS	$11,873,723	$3,895,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,022,008	$174,718
Unearned revenue	256,108	189,527
Deferred revenue	47,053	46,439
Accrued expenses and other payables	502,909	561,674
Due to related party	56,541	69,305
Loans payable	-	1,486,819
Operating lease liabilities	688,520	730,185
Total current liabilities	6,573,139	3,258,667

NONCURRENT LIABILITIES
Operating lease liabilities	229,024	558,739
Total noncurrent liabilities	229,024	558,739

TOTAL LIABILITIES	6,802,163	3,817,406

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 24,244,130 and 21,474,138 shares issued and outstanding, respectively	24,244	21,474
Additional paid-in capital	20,382,389	12,086,788
Accumulated comprehensive income	343,242	273,250
Accumulated deficit	(15,180,385)	(12,061,858)
TOTAL COMPANY STOCKHOLDERS’ EQUITY	5,569,490	319,654

Noncontrolling interest	(497,930)	(241,943)

TOTAL EQUITY	5,071,560	77,711

TOTAL LIABILITIES AND EQUITY	$11,873,723	$3,895,117

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31,		THREE MONTHS ENDED DECEMBER 31,
	2021	2020	2021	2020

Revenues	$9,650,609	$135,239	$8,979,479	$126,184
Cost of revenues	9,340,715	57,013	8,733,180	40,114

Gross profit	309,894	78,226	246,299	86,070

Operating expenses
Selling	386,991	174,036	156,192	119,971
General and administrative	2,618,280	1,431,972	1,498,809	812,536
Research and development	719,571	329,235	432,355	134,509

Total operating expenses	3,724,842	1,935,243	2,087,356	1,067,016

Loss from operations	(3,414,948)	(1,857,017)	(1,841,057)	(980,946)

Non-operating income (expenses)
Other income (expenses)	5,247	(12,202)	5,224	(19,854)
Interest income	32,893	1,804	12,359	208

Total non-operating income (expenses), net	38,140	(10,398)	17,583	(19,646)

Loss before income tax	(3,376,808)	(1,867,415)	(1,823,474)	(1,000,592)

Income tax	-	-	-	-

Loss before noncontrolling interest	(3,376,808)	(1,867,415)	(1,823,474)	(1,000,592)

Less: loss attributable to noncontrolling interest	(258,281)	(36,555)	(146,181)	(36,555)

Net loss to the Company	(3,118,527)	(1,830,860)	(1,677,293)	(964,037)

Other comprehensive item
Foreign currency translation gain attributable to the Company	69,992	112,543	74,689	54,064
Foreign currency translation gain (loss) attributable to noncontrolling interest	2,294	(1,390)	2,548	(1,390)

Comprehensive loss attributable to the Company	$(3,048,535)	$(1,718,317)	$(1,602,604)	$(909,973)

Comprehensive loss attributable to noncontrolling interest	$(255,987)	$(37,945)	$(143,633)	$(37,945)

Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.07)	$(0.05)

Weighted average shares used for computing basic and diluted loss per share	$23,637,930	$21,088,837	23,919,867	21,233,829

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	reserves	deficit	income	Total	interest
Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$-	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss	-	-	-	-	(1,441,234)	-	(1,441,234)	(112,100)

Foreign currency translation loss	-	-	-	-	-	(4,697)	(4,697)	(254)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	-	7,681,796	-

Shares issued for stock compensation expense	5,262	5	164,245	-	-	-	164,250	-

Balance at September 30, 2021	23,916,304	23,916	19,930,392	-	(13,503,092)	268,553	6,719,769	(354,297)

Net loss	-	-	-	-	(1,677,293)	-	(1,677,293)	(146,181)

Foreign currency translation gain	-	-	-	-	-	74,689	74,689	2,548

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	-	62,802

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	-	259,023	-

Shares issued for stock compensation expense	160,714	161	130,339	-	-	-	130,500	-

Balance at December 31, 2021	24,244,130	$24,244	$20,382,389	$-	$(15,180,385)	$343,242	$5,569,490	$(497,930)

Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$-	$(7,413,381)	$170,207	$3,882,436	$-

Net loss	-	-	-	-	(866,823)	-	(866,823)	-
							-
Foreign currency translation gain	-	-	-	-	-	58,479	58,479	-

Balance at September 30, 2020	20,943,846	20,944	11,104,666	-	(8,280,204)	228,686	3,074,092	-

Net loss	-	-	-	-	(964,037)	-	(964,037)	(36,555)

Foreign currency translation gain	-	-	-	-	-	54,064	54,064	(1,390)

Issuance of common stock	520,000	520	930,480	-	-	-	931,000	-

Issuance of common stock for subscription agreement entered in prior period	6,600	6	(6)	-	-	-	-	-

Balance at December 31, 2020	21,470,446	$21,470	$12,035,140	$-	$(9,244,241)	$282,750	$3,095,119	$(37,945)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31
	2021	2020

Cash flows from operating activities:
Loss including noncontrolling interest	$(3,376,808)	$(1,867,415)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal on fixed assets	460	-
Depreciation and amortization	233,544	68,239
Bad debt expense	286,055	-
Operating lease expense	435,762	369,810
Stock compensation expense	294,750	-
Changes in assets and liabilities:
Accounts receivable	(5,175,377)	-
Inventory	(13,850)	(27,296)
Value-added tax prepayment	16,702	(49,206)
Prepaid expenses and other current assets	(1,165,822)	(123,475)
Accounts payable	4,803,114	22,838
Advance from customers	63,507	-
Accrued expenses and other payables	191,289	89,762
Payment on operating lease liabilities	(417,948)	(329,549)

Net cash used in operating activities	(3,824,622)	(1,846,292)

Cash flows from investing activities:
Acquisition of property and equipment	(23,787)	(91,214)
Acquisition of intangible assets	(198,151)	(8,482)
Long-term investment	(62,186)	-

Net cash used in investing activities	(284,124)	(99,696)

Cash flows from financing activities:
Due to related parties	(13,391)	-
Payment of loan payable	(1,493,237)	-
Proceeds from capital contribution from a major shareholder	62,186	-
Net proceeds from issuance of common stock	7,681,796	931,000

Net cash provided by financing activities	6,237,354	931,000

Effect of exchange rate changes on cash	62,424	23,449

Net increase (decrease) in cash	2,191,032	(991,539)

Cash, beginning of period	49,676	1,665,936

Cash, end of period	$2,240,708	$674,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Transfer of prepaid software development expenditure to intangible assets	$50,000	$850,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,276,944
Shares issued for accrued bonus to officers	$259,023	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND JUNE 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea, Inc. (the “Company” or “Datasea”) is a publicly traded entity with the ticker symbol DTSS on the Nasdaq Capital Market and it was incorporated in Nevada on September 26, 2014. As a holding company with no material operations, the Company conducts a majority of its business activities through organizations established in the People’s Republic of China, or the PRC, primarily by variable interest entity (the “VIE”). The Company does not have any equity ownership of its VIE, instead it controls and receives economic benefits of the VIE’s business operations through certain contractual arrangements. For a description of the Company’s contractual arrangements, please refer to the Company’s annual report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021.

The vision of Datasea is dedicated in providing advanced technology to business and retail customers. Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), the VIE that holds its six subsidiaries, has cutting-edge technology products and solutions in three industries: 5G messaging, acoustic intelligence and smart city are provided. As of the date of this report, Shuhai Beijing and its subsidiaries own 9 Patents and 47 Software Copyrights, with 12 patent applications pending in core technologies to empower and grow the business.

Impact of Coronavirus Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic has prompted the Company to focus on developing epidemic related products to pursue new business opportunities such as integrating the Company’s security platform and epidemic prevention system for schools and public communities for epidemic prevention. In April 2020, the Company resumed normal workflow. Since April 2020, while some new COVID-19 cases were discovered in a few provinces of China including Beijing, the number of new cases is no longer significant as a result of strict control measures enacted by PRC government. Based on available information, management of the Company does not believe that COVID-19 would have a significant impact on the Company’s operations for the rest of fiscal 2022; and does not anticipate any impairment of its assets. Management of the Company believes that its financial resources will be sufficient to handle the challenges associated with COVID-19.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying unaudited consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the six months ended December 31, 2021 and 2020, the Company had a net loss of approximately $3.11 million and $1.83 million, respectively. For the three months ended December 31, 2021 and 2020, the Company had a net loss of approximately $1.68 million and $0.96 million, respectively. The Company had an accumulated deficit of approximately $15.18 million as of December 31, 2021, and negative cash flow from operating activities of approximately $3.82 million and $1.85 million for the six months ended December 31, 2021 and 2020, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs, which mitigates the liquidity concern and the initial doubt about the Company’s ability to continue as a going concern.

If deemed necessary, management could raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There can be no assurance the Company will be successful in any future fund raising. In the event that the Company requires additional funding to finance its operations, the Company’s major shareholders have indicated their intent and ability to provide such financial support. Based on the Company’s most recent cash flows projection and working capital requirements, management of the Company believes that the Company will be able to continue to operate as a going concern in the foreseeable future and it will have sufficient working capital to meet its operating needs for at least the next 12 months.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 69.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 51% ownership from Guohao Century and 19% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary - Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of the date of this report.

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

Risk Factors relating to VIE Structure

Datasea Inc., the U.S. parent company, is a holding company with no material operations of its own. The Company conducts its operations in China through its VIE - Shuhai Beijing and its subsidiaries. The investors are not investing in the VIE. Neither the U.S. parent company nor its subsidiaries actually own any share in Shuhai Beijing. Instead, the U.S. parent company controls and receives the economic benefits of Shuhai Beijing business operation through a series of contractual agreements. The Company is subject to certain legal and operational risks associated with being based in China and having a majority of the operations through the contractual arrangements with the VIE. PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in the Company’s operations. The VIE structure is used to replicate foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies, and that investors may never directly hold equity interests in the Chinese operating entities.

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

As of this report date, there was no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of December 31, 2021 and June 30, 2021, and for the six and three months ended December 31, 2021 and 2020, respectively.

	December 31, 2021	June 30, 2021
Cash	$792,894	$26,916
Accounts receivable	5,223,231	1,856
Inventory	205,896	9,522
Other receivables	270,100	489,780
Other current assets	100,149	139,295
Total current assets	6,592,269	667,369
Property and equipment, net	131,828	167,194
Intangible asset, net	205,079	10,984
Right-of-use asset, net	290,578	442,441
Other non-current assets	62,738	16,816
Total non-current assets	690,223	637,435
Total assets	$7,282,492	$1,304,804

Accounts payable	$4,914,995	$12,887
Accrued liabilities and other payables	450,763	559,389
Lease liability	168,846	256,676
Loans payable	-	1,455,860
Other current liabilities	352,913	268,527
Total current liabilities	5,887,516	2,553,339
Lease liability - noncurrent	-	79,676
Total non-current liabilities	-	79,676
Total liabilities	$5,887,516	$2,633,015

	For the Six Months Ended December 31, 2021	For the Six Months Ended December 31, 2020
Revenues	$9,442,974	$135,239
Gross profit	$1,462,485	$78,226
Net loss	$(786,427)	$(1,096,259)

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020
Revenues	$8,771,844	$126,504
Gross profit	$1,406,477	$73,613
Net loss	$83,762	$564,944

USE OF ESTIMATES

The preparation of CFS in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates include, but are not limited to, the estimated useful life and residual value of property, plant and equipment, provision for staff benefits, recognition and measurement of deferred income taxes and the valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to the CFS.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2021 and June 30, 2021, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $59,970 and $59,187 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of December 31, 2021 and June 30, 2021, respectively.

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

The carrying value of the Company’s short-term financial instruments, such as cash, accounts receivable, prepaid expenses, accounts payable, advance from customers, accrued expenses and other payables approximates their FV due to their short maturities.

As of December 31, 2021 and June 30, 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the six and three months ended December 31, 2021 and 2020, there was no impairment loss recognized on long-lived assets.

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

LEASES

The Company determines if an arrangement is a lease at inception under FASB ASC Topic 842. Right of Use Assets (“ROU”) and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2021 and June 30, 2021.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. As of December 31, 2021, the net ROU was $962,056 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. As of December 31, 2021, total operating lease liabilities (includes current and noncurrent) were $917,544, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

During the six and three months ended December 31, 2021, the Company’s revenues of $9.61 million and $8.95 million, respectively, were mainly from 5G messaging services including 5G Short Message Services (“SMS”), 5G integrated message marketing cloud platform (“5G MMCP”) and 5G multi-media video messaging (a value-added service). The related cost for such services provided of $9.32 million and $8.71 million for the six and three months ended December 31, 2021, respectively, was mainly for the SMS service platform using fee that was provided from third-party mobile virtual network operators (MVNO) that obtains bulk access to network services at wholesale rates from its upstream suppliers or ultimate three major telecommunication and network operators in China, and sell it to downstream customers like Shuhai Beijing and its subsidiary, Hangzhou Zhangxun; and 5G MMCP project development cost. In addition, during the six and three months ended December 31, 2021, the Company’s revenue of $34,100 was from Smart City projects with related cost of $19,500, Smart City projects were mainly for the comprehensive security needs of residential communities, schools and commercial enterprises.

SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company. Management determining the Company’s current operations constitutes a single reportable segment in accordance with ASC 280. The Company’s only business and industry segment is high technology and advanced information systems (“TAIS”). TAIS include smart city solutions that meet the security needs of residential communities, schools and commercial enterprises, and 5G messaging services including 5G SMS, 5G MMCP and 5G multi-media video messaging.

All of the Company’s customers are in the PRC and all revenues for the six and three months ended December 31, 2021 and 2020 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of December 31, 2021, the Company had no unrecognized tax benefits and no charges during the six and three months ended December 31, 2021, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of December 31, 2021. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2017 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities.

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

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed a non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

As of December 31, 2021, Zhangxun was 30.19% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest. During the six months ended December 31, 2021 and 2020, the Company had loss of $258,281 and $36,555 attributable to the noncontrolling interest, respectively. During the three months ended December 31, 2021 and 2020, the Company had loss of $146,181 and $36,555 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $1,969,552 and $32,687 as of December 31, 2021 and June 30, 2021, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of December 31, 2021, cash of $264,808 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of December 31, 2021, the cash balance of $6,348 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollar (“USD”). The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	December 31,	December 31,	June 30,
	2021	2020	2021
Period-end date USD: RMB exchange rate	6.3757	6.5249	6.4601
Average USD for the reporting period: RMB exchange rate	6.4323	6.7729	6.6273

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three months ended December 31, 2021 and 2020, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 and 101,500 warrants were anti-dilutive for the six months ended December 31, 2021 and 2020. 1,319,953 and 101,500 warrants were anti-dilutive for the three months ended December 31, 2021 and 2020.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract will be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s CFS presentation or disclosures.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2021	June 30, 2021
Furniture and fixtures	$117,553	$115,507
Vehicle	549	3,096
Leasehold improvement	245,856	242,643
Office equipment	273,110	246,910
Subtotal	637,068	608,156
Less: accumulated depreciation	387,675	298,748
Total	$249,393	$309,408

Depreciation for the six months ended December 31, 2021 and 2020 was $86,341 and $66,022, respectively.

Depreciation for the three months ended December 31, 2021 and 2020 was $46,088 and $29,801, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2021	June 30, 2021
Software registration right	$75,583	$58,157
Patent	217,334	33,634
Software development (see Note 5)	1,150,000	1,100,000
Value-added telecommunications business license	16,464	16,249
Subtotal	1,459,381	1,208,040
Less: Accumulated amortization	264,078	115,893
Total	$1,195,303	$1,092,147

Amortization for the six months ended December 31, 2021 and 2020 was $147,204 and $2,217, respectively.

Amortization for the three months ended December 31, 2021 and 2020 was $95,435 and $0, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2021	June 30, 2021
Security deposit	$-	$6,956
Prepaid expenses	78,879	53,944
Prepaid for inventory	1,199,919	-
Prepaid software development	-	50,000
Prepaid insurance	-	39,868
Other receivables - Heqin	577,191	569,651
Others	18,523	33,021
Total	1,874,512	753,440
Less: allowance for other receivables - Heqin	577,191	284,825
Total	$1,297,321	$468,615

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

On July 2, 2019, the Company entered into a technology development service agreement with HW (HK) Limited (“HW”), an unaffiliated party. Pursuant to the agreement, the Company appointed HW (HK) Limited to develop a face and eye protection technical system for a two-year period ending July 1, 2021, and thereafter maintain the system for 36 months. The total payments to be made under the agreement is $1,200,000. As of September 30, 2021 and June 30, 2021, the Company paid HW (HK) Limited $900,000, of which, $350,000 was recorded as R&D expenses as the costs were incurred before the establishment of technological feasibility, which included a working model; $550,000 cost incurred after the technological feasibility was recorded as intangible asset – software development (Note 4). On September 28, 2021, the Company and HW entered a Cancellation Agreement for developing Face and Eye protection technical system due to certain of the facial recognition functions cannot fully satisfy the Company’s needs, and the Company was not required to pay the remaining $300,000 balance.

Other receivables - Heqin

On February 20, 2020, Guozhong Times entered an Operation Cooperation Agreement with an unrelated company, Heqin (Beijing) Technology Co, Ltd. (“Heqin”), for marketing and promoting the sale of Face Recognition Payment Processing equipment and related technical support, and other products of the Company including Epidemic Prevention and Control Systems. Heqin has a sales team which used to work with Fortune 500 companies and specializes in business marketing and sales channel establishment and expansion, especially in education industry and public area. It has successful experience of organizing multiple business matchmaking meetings with customers, distributors and retailers.

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of December 31, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($577,191) from Heqin and was recorded as other receivables. As of June 30, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($577,191) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date.

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

As of December 31, 2021, Heqin did not make any repayment to the Company, and the Company made a bad debt allowance of $577,191 as of December 31, 2021.

NOTE 6 – long term investment

As of December 31, 2021, Shuhai Nanjing invested RMB 200,000 ($31,000) for 6.21% stock ownership of a high-tech company in Nanjing City specializing on internet security equipment; Shuhai Nanjing also agreed to invest RMB 300,000 ($47,000) for 3% stock ownership of another high-tech company in Nanjing City specializing on digital market monitoring solutions, and Shuhai Nanjing paid RMB 200,000 ($31,000) as of December 31, 2021. This investment is recorded at cost. As of December 31, 2021, there is no impairment on these investments.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2021	June 30, 2021
Other payables	$218,680	$186,954
Senior officer’s salary payable	-	204,332
Salary payable - employees	284,229	170,388
Total	$502,909	$561,674

Other payables mainly consisted of social security and insurance payable.

NOTE 8 – LOANS PAYABLE

As of June 30, 2021, the Company had several loan agreements with an unrelated party for $1,486,819, these loans bear no interest, and are required to be repaid any time before December 31, 2021. During the six months ended December 31, 2021, the Company repaid the loan in full to the unrelated party.

NOTE 9 – RELATED PARTY TRANSACTIONS

In April 2020, the Company’s CEO entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000), The rental expense for this agreement was $5,830 and $5,537 for the six months ended December 31, 2021 and 2020, respectively. The rental expense for this agreement was $2,932 and $2,828 for the three months ended December 31, 2021 and 2020, respectively.

On October 1, 2020, the Company’s CEO entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s President for total rent of RMB 94,500 ($14,690). The rental expense for this agreement was $12,663 and $6,366, respectively, for the six and three months ended December 31, 2021.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, to be paid in full at once.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. The rental expense for this agreement was $14,178 and $7,131 for the six and three months ended December 31, 2021.

On December 24, 2021, the Company’s CEO (also the major shareholder of the Company) contributed RMB 400,000 ($62,802) as capital contribution to Shuhai Beijing.

Due to related parties

As of December 31, 2021 and June 30, 2021, the Company had due to related parties of $56,541 and $69,305, mainly was for the payable of an office leasing from the Company’s CEO, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

NOTE 10 – COMMON STOCK AND WARRANTS

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

Concurrently with the sale of the shares of the common stock, the Company also sold warrants to purchase 1,096,608 shares of common stock to such investors. The Company sold the shares of the common stock and the warrants for aggregate gross proceeds of approximately $8,480,426, before commissions and expenses. Subject to certain beneficial ownership limitations, the warrants were immediately exercisable at an exercise price equal to $4.48 per share, and will terminate on the two- and one-half-year anniversary following the initial exercise date of the warrants. The warrants issued in this financing was classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $1,986,880.

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

The closing of the sales of these securities under the securities purchase agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,640,000, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and has been used for working capital and general corporate purposes, and for the repayment of debt.

Following is a summary of the activities of warrants for the period ended December 31, 2021:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2021	101,500	6.00	3.47
Exercisable as of June 30, 2021	101,500	6.00	3.47
Granted	1,218,453	4.43	2.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of December 31, 2021	1,319,953	$4.55	2.13
Exercisable as of December 31, 2021	1,319,953	$4.55	2.13

Shares to Independent Directors as Compensation

During the three months ended December 31, 2021, the Company recorded $19,500 stock compensation expense to two independent directors through the issuance of 10,714 shares of the Company’s common stock at market price of the stock issuance date. During the three months ended September 30, 2021, the Company recorded $13,500 stock compensation expense to two independent directors through the issuance of 5,262 shares of the Company’s common stock at market price of the stock issuance date.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month staring from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the six and three months ended December 31, 2021, the Company recorded the fair value of $275,250 and $117,000 stock compensation expense for the shares that are issued to the Company’s CEO and one of the board members for the quarter.

Shares to Officers in Lieu of Salary Payable

On December 30, 2021, the Board of Directors approved to issue 167,112   shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $259,023, the market price of the Company’s shares at December 30, 2021 was $1.55 per share.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of December 31, 2021 and June 30, 2021, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $1.57 million and $0.94 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of December 31, 2021 and June 30, 2021, the Company has approximately $12.28 million and $9.04 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2021 and June 30, 2021.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2021 and 2020:

	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.9)%	(3.3)%
Effect of PRC tax holiday	(1.9)%	3.3%
Valuation allowance	25.8%	21.0%

Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2021 and 2020:

	2021	2020
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.0)%	(3.6)%
Effect of PRC tax holiday	(1.3)%	1.9%
Valuation allowance	25.3%	22.7%

Effective tax rate	-%	-%

The Company’s net deferred tax assets as of December 31, 2021 and June 30, 2021 is as follows:

	December 31, 2021	June 30, 2021
Deferred tax asset
Net operating loss	$2,834,631	$1,841,786
R&D expense	123,750	123,750
Accrued expense of officers’ salary	-	29,876
Depreciation and amortization	3,041	3,502
Bad debt expense	143,027	69,410
Social security and insurance	30,857	29,949
Inventory impairment	14,861	14,423
ROU, net of lease liabilities	(8,663)	4,686
Total	3,141,504	2,117,382
Less: valuation allowance	(3,141,504)	(2,117,382)
Net deferred tax asset	$-	$-

NOTE 12 – COMMITMENTS

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

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year-rent is RMB 1,383,970 ($207,000). The second-year rent is RMB 1,425,909 ($202,800). The security deposit is RMB 115,311 ($16,400). The total rent for the lease period is to be paid in four installments.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Operating lease expense	$435,762	$329,179

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Operating lease expense	$216,933	$213,905

December 31, 2021
Right-of-use assets	$962,056
Lease liabilities - current	688,520
Lease liabilities - noncurrent	229,024
Weighted average remaining lease term	1.23 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of December 31, 2021:

12 Months Ending December 31,	Minimum Lease Payment
2022	$688,520
2023	232,857
2024	-
Total undiscounted cash flows	921,377
Less: imputed interest	(3,833)
Present value of lease liabilities	$917,544

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited financial statements were issued and determined the Company had the following major subsequent event:

In January 2022, Datasea and Shuhai Zhangxun have signed a $1.11 million agreement with China Mobile Communications Group Jiangsu Co., Ltd., Nanjing Branch. The Company will provide 5G message-related technical services for the financial data middle-office project of Beijing Datang Gaohong Data Network Technology Co., Ltd., including private cloud integration platform integrated with financial big data middle-office and 5G message aggregation platform. The contract period is one year.

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

Overview

Datasea Inc. (the “Company” or “Datasea”) is a publicly traded entity with the ticker symbol DTSS on the Nasdaq Capital Market. It was incorporated in Nevada on September 26, 2014. As a holding company with no material operations, the Company conducts a majority of business through the organizations established in the People’s Republic of China, or the PRC, primarily by variable interest entity (the “VIE”). The Company does not have any equity ownership of its VIE, instead it controls and receives economic benefits of the VIE’s business operations through certain contractual arrangements.

The vision of Datasea is to become a multinational conglomerate in a decade through the mission of innovating and providing advanced technology to business and retail customers.

Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), the VIE that holds its six subsidiaries, possesses cutting-edge products and solutions in three industries: 5G messaging, acoustic intelligence and smart city. Up to date, Shuhai Beijing and its subsidiaries own 9 Patents and 47 Software Copyrights, with 12 patents applications pending in core technologies to empower and grow our business.

5G Messaging: With the wide acceptance of 5G applications in the nation, in addition to the competitive products and services, well-constructed business model and abundant external resources, Shuhai Beijing’s 5G messaging sales revenue increased more than 900% this quarter, compared with the immediate prior quarter ended September 30, 2021, representing nine-month consecutive growth. The message marketing cloud platform (“5G MMCP”) invented and developed internally is based on big data management with the function of one-stop feature provider through precise SAAS value-added service, Chatbot, data monetization, and message marketing to solve the pain points of industry development and to meet the diversified needs of customers. Since 2021, as a leading service provider in the field of 5G messaging domestically, Shuhai Beijing has been engaged by 100+ institutional clients for services from express delivery, catering, tourism, e-commerce, financing, and technology industry to establish 5G MMCP. They demonstrate Shuhai Beijing’s business capabilities and the recognition of the 5G messaging cloud platform by the market. Shuhai Beijing not only provides 5G messaging services to a broad range of institutional customers but also has begun to become one of the core suppliers to assist clients to reach hundreds of millions of mobile phone terminal users in China.

According to the news published by Dao Insights on October 4, 2021, the 5G messaging market size of China is estimated to be 300 billion RMB ($46.54 billion) over the next 5 to 7 years. Management believes this is due to the central-government-level policy such as 14th Five Year Plan or Notice of the Ministry of Industry and Information Technology on Promoting and Accelerating the Application of 5G for the purpose of reaching the goal of Industry 4.0. Shuhai Beijing cooperates with the National Engineering Laboratory for Logistics Information Technology (“National Engineering Laboratory”), being led by YTO Express  , to jointly promote the formulation of 5G Messaging standards in the express industry and draft General Technical Requirements for 5G Messaging Application in Express Industry in China. Shuhai Beijing becomes a key player in the 5G messaging business and is one of the directors in the 5G Message Working Group of the Academy of Information and Communications of the Ministry of Industry and Information Technology, a CSP partner of the three major operators, a member of the China Communications Enterprise Association, a provider of the Tencent Enterprise Microservice, third place in the 4th National “Blooming Cup” 5G Application Competition, and a member of China Express Association. Being a key player in the 5G messaging business and having the wide product suitability for businesses in different industries may help Shuhai Beijing to continue its growth.

Acoustic Intelligence: Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and its wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), demonstrates its vision and ability to stay ahead of the emerging market trends in acoustic intelligence. Shuhai Jingwei commits to tap acoustic intelligence’s full business potential and wields acoustic intelligence across industries in meaningful ways. It sets the goal to become a leading technology and product provider in the field of acoustic intelligence in China and worldwide.

Shuhai Beijing has entered into partnerships with top notch institutions in this area and equipped itself with solid R&D capability. Recently, Shuhai Beijing released China’s inaugural white paper “Industry Development and Technology Application of Acoustic Intelligence in China,” with co-authors, Institute of Cloud Computing and Big Data, China Academy of Information and Communications Technology. The white paper dives into the current and future application cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industrial outlook to provide technical insights and guide industry development. According to the “Feasibility Study Report on China’s Acoustic Device Market 2021-2025” released by Newsijie Research Center, China’s acoustic device market is expected to grow at a compound annual growth rate of 15.6% and reach RMB 46 billion (approximately $7.23 billion) by 2025.

Shuhai Jingwei, a wholly owned subsidiary of Shuhai Beijing, runs the acoustic intelligence business in the Bay Area of Canton-Hong Kong-Macao where is an industry cluster for the benefit of improving the core technology, production, marketing, and logistic. To date, Shuhai Jingwei has completed the technology development, product design, supply chain management and promotion plans for a series of acoustic hardware products in six major industries and application areas, including but not limited to healthcare, medical beauty, environmental protection and agriculture. The four flagship products, including Tianer voice recognition alarm, Ultrasonic sound sterilization and antivirus equipment, Directional sound recognizer, and Brain refreshing acoustic equipment, are expected to be introduced to the market in fiscal year of 2022.

Digital Smart City: Shuhai Beijing possesses acoustic, non-visual, and visual intelligent algorithms (face recognition). The artificial intelligence, machine learning, and data analysis capabilities are combined, so the solutions are not only providing visibility but also identifying behavioral patterns. In addition, Shuhai Beijing and its subsidiary, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) establish five major business service systems which are digital economy, digital government, digital culture, digital society, and digital ecology and using the three major middle-end platforms to support modern digital city business: big data platform, IoT platform and digital twin. It has realized the three-dimensional perception of urban full-time space elements, the application support of full-service systems, and the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. Shuhai Beijing and Guozhong Haoze facilitates the construction of China’s digital smart city by providing a digital smart city application platform that meets the needs of residential communities, schools, and commercial enterprises in the Chinese market.

Recent Developments

1.	5G Messaging Business

Shuhai Beijing’s flagship product in 5G messaging is an intelligent and all-in-one 5G MMCP. This comprehensive and integrated message-marketing platform includes messaging channels, different industry and business templates, marketing tools and analytics builders. Relying on the operator’s SMS channel and information flow on the internet, the 5G MMCP aims to unify customer and prospect marketing signals in a single view with functions like precise SaaS value-added services, data monetization and message-marketing. By leveraging big data and artificial intelligence technology, the platform uses real-time data-driven insights and targeted 5G messaging to engage, convert, and nurture buyer relationships. The recent product upgrade has enabled users in different channels including SMS, email, WeChat, applet, APP Push, and third-party tools can all be reached out and managed through an Integrated 5G message marketing cloud platform (“5G IMMCP”).

1.A. Business developments:

The recent business developments indicate the Company’s progress in client acquisition, product upgrade, marketing and sales efforts and industry recognition.

In October 2021, Shuhai Beijing, along with the controlled subsidiary Shuhai Zhangxun Information Technology Co., Ltd. (“Shuhai Zhangxun”), signed a $3.87 million procurement contract for Short Message Services (“SMS”) with Liangzi Xuntong Technology Co., Ltd. (“Liangzi Xuntong”), and a $4.67 million contract with Jiangxi Zhouwang Network Technology Co., Ltd. (“Jiangxi Zhouwang”). The above deals not only show the promising prospect of Shuhai Beijing’s 5G messaging business strategy but also strengthen our core business and position Datasea for long-term sustainable growth.

In November 2021, Shuhai Zhangxun entered into a $378,000 procurement contract for Cloud Transformation Services (the “Cloud Services or Value-added service “) with China Mobile Communications Group Guangdong Co., Ltd. Guangzhou Branch (“China Mobile Guangzhou Branch”). The service will last until September 2022. It shows that we can provide cloud-based enterprise solutions based on our 5G technologies, and the synergies effect among our three business units will be more apparent. Leveraging the Shuhai Beijing’s proprietary technologies in smart security and big data, we’ll expand product coverage in Information and Communications Technology projects and 5G messaging-related fields. We could help more companies make great use of 5G technologies with our solutions and empower their business developments in the long run.

In November 2021, Tianyi Video Media (“Tianyi”), one of China Telecom’s subsidiaries with industry leading video content aggregation and distribution platform, became Shuhai Zhangxun’s customer. The amount of agreement reached $1.5 million. Tianyi forms a video content subscription based, video live broadcast, video cloud service, and video data consulting business model for collaborative development of multiple businesses. To promote the Tianyi membership service and increase the subscription, Shuhai Zhangxun customizes the 5G messaging services to meet its needs. Services include product design & planning, user experience optimization, client targeting, personalized communication, and customer reach expansion. This is another demonstration, which shows that the Shuhai Zhangxun’s business capabilities and recognition of the 5G messaging cloud platform by the market. Shuhai Zhangxun not only provides 5G messaging services to a broad range of institutional customers but also has begun to become one of the core suppliers to assist companies to reach hundreds of millions of mobile phone users in China via 5G messaging.

In December 2021, Shuhai Beijing and Shuhai Zhangxun assisted ZTO Express (“ZTO”), one of the leading logistics companies in China to complete the first placement order through 5G messaging services in express delivery industry. The order marked the readiness for commercial use of the 5G messaging services Shuhai Zhangxun developed for ZTO. Shuhai Zhangxun has sent out 5 million 5G messages to customers in Jiangsu Province since the pilot service launch.

In January 2022, Shuhai Zhangxun signed a $111,000 agreement with China Mobile Communications Group Jiangsu Co. Ltd., Nanjing Branch (“CMCG”). The Company will provide 5G messaging services for the financial data middle-office project of Beijing Datang Gaohong Data Network Technology Co., Ltd., including 5G IMMCP and private cloud platform integrated financial big data middle-office. The contract period is one year. Approximately $1 million (RMB6.59 million) has been received as of January 27, 2022. This order not only is an important project in the Company’s 5G messaging financial sector, but also heralds the approach of full commercialization of 5G messaging.

1.B. Product upgrades:

The recent product upgrades were mainly focused on: 1) Upgraded the 5G message marketing cloud platform (“5G MMCP”) to an Integrated 5G message marketing cloud platform (“5G IMMCP”), expanding connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manage users from different platforms all in one 5G IMMCP; 2) Optimizing the system and communication and enhancing the customer experiences by adding functions in 5G IMMCP including CRM iteration, configuration center, open center iteration, and message center iteration;3) deliver customized solutions to over 20 institutional clients spanning across industries including e-commerce, tourism and hospitality and manufacturing.

1.C. Marketing and sales expansion:

●	From October 2021 to the end of December 2021, Shuhai Beijing and Shuhai Zhangxun were engaged in various contracts that were related to SMS, 5G IMMCP and value-added services, involving a total contract value of approximately $14.73 million, among which $9.6 million worth of services have been delivered.

●	Major customers include: Quantum Communication (Beijing) Technology Co., Ltd., Hubei Kuanyun Network Technology Co., Ltd., Jiangxi Zhouwang Network Technology Co., Ltd., Tianyi Video Media Co., Ltd., and China Mobile Communications.

Those continuing demonstration shows Shuhai Beijing and Shuhai Zhangxun’s business capabilities and recognition of the 5G messaging business by the market. It not only provides 5G messaging services to a broad range of institutional customers but also has begun to become one of the core suppliers to assist companies to reach hundreds of millions of mobile phone users in China.

1.D. Industry recognition:

Shuhai Beijing and Shuhai Zhangxun is becoming a key player in the 5G messaging and initiating the industry efforts to promote 5G messaging R&D and application. Examples include: 1) Shuhai Beijing added more prestigious companies, such as Zhejiang Cainiao Supply Chain Management Co., Ltd,. (“Cainiao”), Alibaba logistics arm, jointly in the formulation of the 5G Messaging standards in the express industry. 2) Shuhai Zhangxun speeded up the introduction of 5G messaging application standards in the express industry and co-hosted the first workshop with leading Top 10 Chinese express companies and three major operators. Participants drafted the “General Technical Requirements for 5G Messaging Application in Express Industry” version 1.0; 3) Shuhai Zhangxun’s 5G messaging solution was promoted by China Mobile as a top ten 5G messaging application and conducts an online promotion.

2.	Acoustic Intelligence

Shuhai Beijing and Shuhai Jingwei commit to tap acoustic intelligence’s full business potential and wield acoustic intelligence across industries in meaningful ways. We are determined to become a leading technology and product provider in the field of acoustic intelligence in China and worldwide. The research and development of technology play a vital role for us and are what make us different.

2.A. Business developments:

As the core platform of the acoustic intelligence business, Shenzhen Jingwei, a wholly-owned subsidiary of Shuhai Beijing, strengthens the research, product, and marketing areas in addition to taking advantage of the well-developed industrial chain atmosphere in the Canton so called Greater Bay Area where sits the hub of technology development, product finalization, supply chain construction, and marketing planning of a series of acoustic hardware smart products. The first batch of four core products including sound-effect sterilization, anti-virus (acoustic health) , and Tianer voice recognition alarm (acoustic security) will be introduced to the market right after completing laboratory test and user (Qingdao Port, Beijing Free Trade Zone, etc.) pilot experience, then mass production will be followed.

2.B. Product updates:

To date, Shuhai Beijing and Shuhai Jingwei prepared four flagship products to unfold the commercial possibilities of acoustic intelligence in the most wanted areas like health, security, and environment protection. The four flagship products are 1) ultrasonic sound sterilization and antivirus equipment, the first-ever sterilization and antivirus equipment that combines ultrasonic sound effects with optics to address the Covid-19 sparked disinfecting needs; 2) shuhai Jingwei Tianer voice recognition alarm, a product processing real-time sound data necessary to conduct early warning analysis, and actively respond to the emergency incidents and threats; 3) Shuhai Jingwei directional sound recognizer, a product tackle with noise pollution and can be applied in personal and public situations; and 4) sound effect refreshing directional sound device, a product help integrating ultrasound, low frequency, electromagnetic waves, music, and voice interaction to deliver customizable experience good for well-being. The four flagship products have produced samples, completed laboratory tests and user pilot tests, entered mass production to varying degrees, and are expected to be introduced to the market in the fiscal year of 2022.

2.C. Industry recognition:

In January, Shuhai Beijing released China’s inaugural white paper with co-authors, Institute of Cloud Computing and Big Data, China Academy of Information and Communications Technology to uncover detailed facts and compelling analyses of the acoustic-intelligence technology, commercial applications, and the industry outlook. Shuhai Beijing dives deeply into the current and future use cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industry outlook to provide technical insights and guide industry development. In addition, China’s acoustic-intelligent industry is under rapid expansion. In the future, acoustic intelligence will be more mature with extensive applications. With the integration of acoustic intelligence, scenario-based solutions will be enhanced. Technological progress will unlock tremendous business opportunities and potentials in real economy.

3.	Smart City business

Shuhai Beijing and Guozhong Haoze have visual intelligent algorithms such as face recognition, as well as cutting-edge acoustic and non-visual intelligent algorithms. It combines artificial intelligence, machine learning and data analysis capabilities so that its solutions not only provide visibility but also identify behavioral patterns. In addition, Shuhai Beijing and Guozhong Haoze have established three major middle-end platforms that support modern digital smart city business: big data platform, IoT platform, and digital twin. It has realized the three-dimensional perception of urban full-time and space elements, the application support of full-service systems; the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. Shuhai Beijing and Guozhong Haoze will help the construction of China’s digital smart city and continue to provide a digital smart city application platform that meets the needs of residential communities, schools and commercial enterprises in the Chinese market.

3.A. Recent Developments:

On October 28, 2021, Shuhai Beijing and its wholly-owned subsidiary, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) signed a purchase order with Eastcom Smart Chain for the food safety supervision system of the Smart Canteen of Heze No. 1 Middle School in Shandong Province with an amount of approximately $2,900 (RMB 18,670). So far, all payment has been received, hardware has been installed, and the follow-up is the deployment & training of the software.

On December 2021, Shuhai Beijing and Guozhong Haoze executed two sales contracts with Tianjin Youwei Electronic Engineering Co., Ltd and Yucang Technology (Beijing) Co., Ltd. for smart community solutions with an amount of approximately $30,928 (RMB 204,124.99). So far, all payments have been received, hardware has been installed, and the follow-up is the deployment & training of the software. We will continue to provide more services for community intelligence and epidemic prevention and control.

3.B. Product updates:

Shuhai Beijing and its subsidiaries laid out a series of upgrades in: 1) providing an integrated smart system, Smart Canteen and Food safety supervision system for schools, consisting of hardware and software, to monitor real-time food preparation, enhance the nutrition analysis and tracking, improve communication with parents and eventually help schools promote food safety; 2) improving smart security system for Harbin No. 73 Middle School and adding functions like real-time monitoring, personnel screening, and epidemic prevention etc. on the basis of the original system and modules, supplemented by the self-developed IOT technology and structural model of the Internet of Things, the smart security application of the unified cloud of terminal equipment information is realized.; 3) establishing an online office smart OA system for China Chongqing Construction Engineering Group with China United Network Communications Group to improve efficiency and promote team collaboration.

During the quarter ended December 31, 2021, Shuhai Beijing and its subsidiaries’ newly-registered software copyrights and patents were as follows:

Certification	Certificate No.
Softcopy Campus intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No.8580724
Intelligent acoustic warning system V2.0 in healthcare environment	Ruan Zhu Deng Zi No.8580553
Intelligent acoustic warning system for public places V2.0	Ruan Zhu Deng Zi No.8580552
Natatorium intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No.8580686
Home Intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No.8580685
Hotel intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No.8580725
Patent
A multi-role login method of Android program based on SQlite database	Patent No.4842116

The invention discloses an adaptive distributed audio alarm method and system	Patent No.4869071

Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the six months ended December 31, 2021 and 2020, the Company had a net loss of approximately $3.11 million and $1.83 million, respectively. For the three months ended December 31, 2021 and 2020, the Company had a net loss of approximately $1.68 million and $0.96 million, respectively. The Company had an accumulated deficit of approximately $15.18 million as of December 31, 2021, and negative cash flow from operating activities of approximately $3.82 million and $1.85 million for the six months ended December 31, 2021 and 2020, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs, which mitigates the liquidity concern and the initial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s continued promotion of the customers and revenues increase brought about by the 5G messaging business will also provide a stable cash flow guarantee for the Company’s subsequent development to a large extent.

If deemed necessary, management could raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There can be no assurance the Company will be successful in any future fund raising. In the event that the Company requires additional funding to finance its operations, the Company’s major shareholders have indicated their intent and ability to provide such financial support. Based on the Company’s most recent cash flows projection and working capital requirements, management of the Company believes that the Company will be able to continue to operate as a going concern in the foreseeable future and it will have sufficient working capital to meet its operating needs for at least the next 12 months.

Results of Operations

Comparison of the six months ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the six months ended December 31, 2021 and 2020, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2021	% of Revenues	2020	% of Revenues
Revenues	$9,650,609		$135,239
Cost of revenues	9,340,715	97%	57,013	42%
Gross profit	309,894	3%	78,226	58%
Selling expenses	386,991	4%	174,036	129%
Research and development	719,571	7%	329,235	243%
General and administrative expenses	2,618,280	27%	1,431,972	1,059%
Total operating expenses	3,724,842	39%	1,935,243	1,431%
Loss from operations	(3,414,948)	(35)%	(1,857,017)	(1,373)%
Non-operating income (expense), net	38,140	0.4%	(10,398)	(8)%
Loss before income taxes	(3,376,808)	(35)%	(1,867,415)	(1,381)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(3,376,808)	(35)%	(1,867,415)	(1,381)%
Less: loss attributable to noncontrolling interest	(258,281)	(3)%	(36,555)	(27)%
Net loss to the Company	$(3,118,527)	(32)%	(1,830,860)	(1,354)%

Revenues

The total revenue of $9,650,609 and $135,239 was generated for the six months ended December 31, 2021 and 2020, respectively. The increase in the revenue for the six months ended December 31, 2021 was mainly due to the expansion of 5G messaging business, especially 5G SMS, integrated 5G IMMCP and 5G multi-media video messaging technology system (“Value-added service”). The income is based on the fee to charge on number of messages have been sent. In the same period of the last fiscal year, sales were solely from smart city business including face recognition terminals and related devices to schools or residential communities in China.

From July 2021 to December 2021, the Company generated a revenue of $9,650,609, consisting of 5G business with an amount of $9,616,811.12, including $7,786,104.56 from 5G SMS, $1,830,706.56 from 5G IMMCP mobile projects on the cloud as value-added service, and $33,797.88 from smart city projects. The Company’s three major business lines have started full operations and the 5G messaging business is developing rapidly with a growth rate of more than 900 % compared to the immediate prior quarter ended September 30, 2021.

Cost of Revenues

Datasea recorded $9,340,715 and $57,013 cost of revenues for the six months ended December 31, 2021 and 2020 respectively. For the six months ended December 31, 2021, cost of revenues was mainly the SMS service platform fees to suppliers. For the six months ended December 31, 2020, cost of revenues was the inventory purchase for the products sold. The increase in cost of revenues was mainly due to the expansion into the 5G messaging business and the delivery of services related to the SMS service platform in 2021.

Operating costs incurred from July 2021 to December 2021 were $9,340,715, and cost of 5G messaging service was $9,321,224.15 including $7,517,733.48 for 5G SMS, $1,803,490.67 for 5G IMMCP and mobile on cloud projects, and $19,490.85 for smart city projects. These costs were the service procurement costs corresponding to the full operation of the three business lines of the Company. Among them, 5G messaging business has entered a period of rapid growth, and cost of procurement accounts for 80% of the overall procurement cost.

Gross Profit

Gross profit for the six months ended December 31, 2021 was $309,894 compared to gross loss of $78,226 for the six months ended December 31, 2020, respectively. The generation of gross profit was mainly due to the delivery of services related to the SMS service in 2021.

From July to December 2021, the overall gross profit margin was 3.22%, including 3.07% for 5G SMS, 5G IMMCP and mobile projects on cloud, and 42.33% for smart community projects. The Company’s smart city business continues to develop. It generates revenue and maintains relatively stable gross profit level.

Currently, the overall gross profit margin of the Company is low due to the following reasons:

The majority revenue of the Company from July to December 2021 was mainly generated by 5G SMS and 5G IMMCP value-added services. The sales of digital smart city service was only accounted for a very tiny portion while the acoustic intelligence segment is still in the process of product development which hasn’t contributed any income this quarter.

For 5G SMS and 5G IMMCP and value-added services, the Company formally entered the 5G messaging and its related business market last fiscal year. As the 5G messaging industry is still in an early stage, to attract the initial users, undercut competitions and gain market share as early as possible, the Company adopted a competitive pricing strategy to expand the first-mover advantage. As a result, Shuhai Beijing has been engaged by 100+ institutional clients for services, including establishing cooperation relationships with industry-leading customers such as the top three tech giants China mobile, and China telecom subsidiary.

As the Company proceeds into the later stage of the 5G messaging business, three factors will help equip the Company with more flexibility in pricing and improving the gross margin: 1) costs will be spread over a larger number of products as the Company keeps scaling the customers and increasing the productivity; 2) growing brand recognition and technology capabilities to serve clients with complex needs will help strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the first quarter of 2022), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $386,991 and $174,036 for the six months ended December 31, 2021 and 2020, respectively. The increase of $212,955 was mainly due to increase in payroll expense related to salespersons of $129,700, increase in technology service fees of $96,100, partly offset by a decrease in meals and entertainment expenses by $9,400 and a decrease in travel expense of $3,500. As mentioned, during past two quarters, the majority of revenue was generated by 5G Messaging with the strategy of sharing a higher portion of income with partners from the fee charged through each message has been sent Indeed, in order to expand the sales channel especially acoustic intelligence domestically & internationally, the investment on promotions, distributors, global exhibitions, and related activities will be increased. As the result, the selling expense to total sales is expected to be around the mid-range of industry average for high-growth technology business.

The Research & Development cost mainly consists of innovation & creation in both software and hardware to assist communities for addressing safety issues with public health concerns during the COVID-19 pandemic, expanding the Company’s leading acoustic intelligent application technologies, and continuing to develop 5G-related products. We incurred R&D expenses of $719,571 and $329,235 during the six months ended December 31, 2021 and 2020, respectively; a 118% increase on R&D investment. Due to the corporate and business strategies of establishing a spearhead position in the acoustic intelligence segment worldwide, the proper amount of capital budgeting on technological development will be invested over the next three years. Datasea aims to become one of the companies in China to obtain more patents than the research institutions and universities for solving the problems about lacking efficiency transferring intangible assets to economic values. By doing so, the joint research hubs with enterprises possess advanced R&D team both onshore and offshore will be setting up. In addition, the patents that Datasea is pursuing fall into the categories of “innovation” and PCT (Patent Cooperation Treaty) which are administered by World Intellectual Property Organization and are recognized globally.

The 4.0 version of 5G MMCP, which is Integrated 5G IMMCP, has been developed in three phases so far. The development cost paid was $500,000.

5G IMMCP connects with existing client promotion access such as SMS, email, WeChat, applet, APP Push and third-party tools, provides unified messaging and manages aggregated messaging business capabilities.

5G IMMCP mainly targets at: Customers with three or more reach channels, membership system, annual marketing budget of more than RMB50,000 (approximately $7,860) and private operating needs, mainly including government agencies, hospitals, universities and other public institutions with a large demand for notification. 5G IMMCP also aims to meet a large number of marketing needs, private domain operation needs with three to ten stores in the midstream sector (such as eating and drinking physical store chain merchants), online and offline multi-channel operation of brand merchants.

General and administration (“G&A”) expenses increased $1,186,308, or 83% from $1,431,972 during the six months ended December 31, 2020 to $2,618,280, during the six months ended December 31, 2021. The increase is attributed to increase in rental expenses by $199,100, increase in payroll expenses by $49,140 and increase in professional fees by $960,200, partly offset by a decrease in office expenses by $23,500.

The company’s setting up subsidiaries in Hangzhou and Shenzhen increased rent and personnel expenses. In addition, for financing and business expansion, the Company has invested in legal, investment and other professional services to meet the compliance requirements of the SEC, so as to ensure the realization of the Company’s strategic goals.

Non-operating Income (Expenses), net

Non-operating income was $38,140 for the six months ended December 31, 2021, consisted mainly of interest income $32,893 and other income $5,247. For the six months ended December 31, 2020, non-operating expense was $10,398, consisted mainly of other expense $12,202, partially offset by interest income $1,804.

Net Loss

We generated net losses of $3,118,527 and $1,830,860 for the six months ended December 31, 2021 and 2020, respectively. The increase in net loss was due mainly to the increase in G&A expenses which partly offset by increase in gross profit as explained above.

During the fiscal year ending June 30, 2022, the Company will continue to improve the market expansion of its main business, based on existing contracts including smart campuses/canteen systems, smart community systems, 5G messaging, and the market launch of acoustic smart hardware products. The Company’s objective is to expand our revenue streams and achieve annual profit in the new fiscal year.

At present, the Company has completed the new strategic positioning and business layout by 2021, forming three main businesses and long-term development plans in smart city, acoustic intelligence and 5G messaging. According to the plan, in 2022, with the introduction of acoustic intelligent hardware products and solutions into the market, and the comprehensive commercialization of China’s 5G messaging services in the Chinese market (the Company has signed service agreements with mobile operators, and the development of 5G messaging applications by leading companies in express delivery, catering, medical and tourism industries). More than $17.05 million worth of 5G messaging business contracts have been signed, which will support the Company to achieve break-even and profitability in 2022. The Company’s operations will be in a virtuous circle.

Comparison of the three months ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended December 31, 2021 and 2020, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2021	% of Revenues	2020	% of Revenues
Revenues	$8,979,479		$126,184
Cost of revenues	8,733,180	97%	40,114	32%
Gross profit	246,299	3%	86,070	68%
Selling expenses	156,192	2%	119,971	95%
Research and development	432,355	5%	134,509	107%
General and administrative expenses	1,498,809	16%	812,536	644%
Total operating expenses	2,087,356	23%	1,067,016	846%
Loss from operations	(1,841,057)	(21)%	(980,946)	(777)%
Non-operating income (expense), net	17,583	0.2%	(19,646)	(16)%
Loss before income taxes	(1,823,474)	(21)%	(1,000,592)	(793)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,823,474)	(21)%	(1,000,592)	(793)%
Less: loss attributable to noncontrolling interest	(146,181)	(2)%	(36,555)	(29)%
Net loss to the Company	$(1,677,293)	(19)%	(964,037)	(764)%

Revenues

We had revenues of $8,979,479 and $126,184 for the three months ended December 31, 2021 and 2020, respectively. The increase in revenues was mainly due to the expansion of the Company’s business towards 5G messaging in fiscal year 2021. For the three months ended December 31, 2021, revenues mainly consisted of service fees from our 5G SMS service platform. For the three months ended December 31, 2020, revenues mainly consisted of sales of face recognition terminals and related devices to schools and residential communities in China.

Cost of Revenues

We recorded $8,733,180 and $40,114 cost of revenues for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021, cost of revenues was mainly the 5G SMS service platform fees to suppliers. For the three months ended December 31, 2020, cost of revenues was inventory purchase cost for the products sold. The increase in cost of revenues was due mainly to the expansion into the 5G messaging business and the delivery of services related to the 5G SMS service platform in 2021.

Gross Profit

Gross profit for the three months ended December 31, 2021 was $246,299 compared to $86,070 for the three months ended December 31, 2020, respectively. The increase in gross profit was mainly due to the delivery of services related to the 5G SMS service platform in 2021.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $156,192 and $119,971 for the three months ended December 31, 2021 and 2020, respectively, representing an increase of $36,221 or 30%. The increase was mainly due to the increase in payroll expense of salespersons by $59,400, partly offset by a decrease in meals and entertainment expenses by $12,900, decrease in travel expenses by $2,200, and decrease in other selling expense by $4,900.

Currently, we are focusing on developing products and software to assist schools and communities in addressing safety issues and public health issues during the pandemic, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $432,355 and $134,509 during the three months ended December 31, 2021 and 2020, respectively. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration expenses increased $686,273, or 84% from $812,536 during the three months ended December 31, 2020 to $1,498,809 during the three months ended December 31, 2021. The increase was mainly attributed to the increase in professional fees by $685,980.

Non-operating Income (Expenses), net

Non-operating income was $17,583 for the three months ended December 31, 2021, consisting mainly of interest income of $12,359 and other income of $5,224. For the three months ended December 31, 2020, non-operating expense of $19,646 is consisted of other expense $19,854, partially offset by interest income of $208.

Net Loss

We generated net losses of $1,677,293 and $964,037 for the three months ended December 31, 2021 and 2020, respectively. The increase in net loss was mainly due to the increase in G&A expenses, partly offset by increased gross profit as explained above.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To enhance our ability to continue to operate as a going concern, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. Given the development of 5G technology in China, we believe there is great demand for our acoustic intelligent technology and products. We believe our business will benefit from the increasing demand for public safety and COVID-19 prevention and control in China, as well as increasing demand for our smart community, safe campus, and smart payment solutions.

We expect to generate revenues through expanding our current smart city, 5G messaging and acoustic intelligence business, and through continuous product innovation and development as well as various types of value-added services. In order to maintain working capital sufficient to support our operations and finance the future growth of our business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of December 31, 2021, we had working capital of $2,555,924 or a current ratio of 1.39:1. Our current assets were $9,129,063. As of June 30, 2021, we had a working capital deficit of $2,372,682 or a current ratio of 0.27:1. Our current assets were $885,985.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities in business areas such as 5G messaging. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(3,824,622)	$(1,846,292)
Net cash used in investing activities	$(284,124)	$(99,696)
Net cash provided by financing activities	$6,237,354	$931,000

Cash Flow from Operating Activities

Net cash used in operating activities was $3,824,622 during the six months ended December 31, 2021, compared to net cash used in operating activities of $1,846,292 during the six months ended December 31, 2020, an increase in cash outflow of $1,978,330. The increase in cash outflow was mainly due to increased cash outflow on accounts receivable by $5,175,377, and increased cash outflow on prepaid expenses and other current assets by $1,042,347. These increases were partly offset by increased cash inflow from accounts payable by $4,780,276, increased cash inflow from advance from customers by $63,507, and increased cash inflow from accrued expenses and other payables by $101,527.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $284,124 for the six months ended December 31, 2021, which consists of cash paid for the acquisition of office furniture and equipment of $23,787, cash paid for acquisition of intangible assets of $198,151 and long-term investment into two high-tech companies of $62,186. Net cash used in investing activities totaled $99,696 for the six months ended December 31, 2020, which primarily related to cash paid for the acquisition of office furniture and equipment and leasehold improvements of $91,214, and for intangible assets of $8,482. For the purpose of better positioning the comparative advantages on research & development, product differentiation, and market channels, the strategic investment, merge & acquisition, and joint venture will be executed more aggressively next fiscal year, so the cash outflow from investing activities is expected to increase rapidly.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,237,354 during the six months ended December 31, 2021, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796 and proceeds from capital contribution from a major shareholder of $62,186, but offset by decrease in due to related parties of $13,391, and repayment of loans payable of $1,493,237. Net cash used in financing activities was $931,000 during the six months ended December 31, 2020, which was the net proceeds from sales of our common stock through an equity financing.

Going forward

Datasea aims to become a well-known multinational conglomerate by providing cutting-edge artificial intelligence globally to better build the digital world. To achieve this objective, management of the Company plans to:

●	Continue to promote its 5G messaging business aggressively;

●	Establish comparative advantage on its acoustic intelligence segment through innovation and product differentiation;

●	Team up with domestic and international technology institutions to strengthen its research and development capabilities for the purpose of developing next generation products

●	Expand its sales into overseas markets such as western countries with abundant consumption rate and South East Asian countries with fast-growing GDP;

●	Optimize its capital structure and lower its financing costs;

●	Create strategic alliance with potential partners to create mutual synergy in the form of merger and acquisition or joint venture;

●	Enhance brand awareness and awareness of its intellectual properties;

●	Maintain clients’ loyalty by providing outstanding customer service, exclusive service experience, and appropriate transparency and publicity.

Datasea’s major revenues generates from China’s policy-driven market. Management believes that the supporting documents released by the central government:14th Five Year Technology Innovation Plan, Notice of the Ministry of Industry and Information Technology on Promoting and Accelerating the Application of 5G, New Generation Artificial Intelligence Development Plan are favorable to all the business segments of the Company because these are also the cores for the nation to conduct industry upgrading and economic transition for sustaining 5%-6% target GDP growth rate. Therefore, it is expected that market expansion will be across the board domestically by the promotion of both state and local officials. Lower cost of capital in term of fixed income security could be obtained to support working capital or long-term operation. Equity investors will be chasing related assets for certain percentage of stake, and highly possible that a subsidy or tax credit will be distributed to facilitate innovation & production.

Management of the Company is optimistic about the industry outlook based on the tremendous demand from various types of application layers caused by the highest population rate among the world. According to the statistic released by Dao Insight, the market size of smart cites, 5G messaging, and acoustic intelligence in 2025 will be RMB400 billion (approximately $62.88 billion), RMB300 billion (approximately $47.16 billion), and RMB1.1trillion (approximately $172.93 billion) respectively with an average compounded annual growth rate above 25%, which is outpacing the general economy and most of other industries.

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

●	We are hiring financing staff to work with the international department; and

●	We are strengthening the joint working mechanism between internal and external lawyers to effectively prevent risks.

In addition, we have adopted internal control policies, including but not limited to, review of the accounting personnel duties and responsibilities handbook, a travel allowance policy, a reimbursement policy, a receivables policy, an asset control policy, an internal auditing policy and a cost accounting policy. We also established an internal audit department led by the director of internal audit, and a legal team to ensure proper compliance and risk management.

●	To train the related personnel to execute the internal control policies and procedures;

●	To summarize the internal control /audit reports quarterly to the Audit Committee; and

●	All entities use the same set of accounting subjects in the financial software from January 1, 2021

We expect to further implement all measures in the fiscal year ending June 30, 2022. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: February 11, 2022	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President Chief Executive Officer (principal executive officer)

Date: February 11, 2022	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)