Form 10-Q
period 2022-03-31
DATASEA INC.
filed 2022-05-16
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 24,324,633 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED MARH 31, 2022

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2022	JUNE 30, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,628,750	$49,676
Accounts receivable	5,521,461	1,856
Inventory	247,378	194,264
Value-added tax prepayment	66,295	171,574
Prepaid expenses and other current assets	381,658	468,615
Total current assets	7,845,542	885,985

NONCURRENT ASSETS
Security deposit for rents	281,040	256,987
Long term investment	63,010	-
Property and equipment, net	217,100	309,408
Intangible assets, net	1,263,219	1,092,147
Right-of-use assets, net	760,957	1,350,590
Total noncurrent assets	2,585,326	3,009,132

TOTAL ASSETS	$10,430,868	$3,895,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,874,633	$174,718
Unearned revenue	255,280	189,527
Deferred revenue	72,682	46,439
Accrued expenses and other payables	494,185	561,674
Due to related party	29,063	69,305
Loans payable	-	1,486,819
Operating lease liabilities	506,699	730,185
Total current liabilities	6,232,542	3,258,667

NONCURRENT LIABILITIES
Operating lease liabilities	132,257	558,739
Total noncurrent liabilities	132,257	558,739

TOTAL LIABILITIES	6,364,799	3,817,406

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 24,244,130 and 21,474,138 shares issued and outstanding, respectively	24,244	21,474
Additional paid-in capital	20,602,889	12,086,788
Accumulated comprehensive income	363,161	273,250
Accumulated deficit	(16,457,797)	(12,061,858)
TOTAL COMPANY STOCKHOLDERS’ EQUITY	4,532,497	319,654

Noncontrolling interest	(466,428)	(241,943)

TOTAL EQUITY	4,066,069	77,711

TOTAL LIABILITIES AND EQUITY	$10,430,868	$3,895,117

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2022	2021	2022	2021

Revenues	$16,294,147	$152,925	$6,643,538	$17,686
Cost of goods sold	15,395,849	66,925	6,055,134	9,912

Gross profit	898,298	86,000	588,404	7,774

Operating expenses
Selling	612,253	295,252	225,262	121,216
General and administrative	3,990,789	2,377,257	1,372,509	945,285
Research and development	968,403	537,009	248,832	207,774

Total operating expenses	5,571,445	3,209,518	1,846,603	1,274,275

Loss from operations	(4,673,147)	(3,123,518)	(1,258,199)	(1,266,501)

Non-operating income (expenses)
Other income (expenses)	12,917	(22,160)	7,670	(9,958)
Interest income	37,730	1,916	4,837	112

Total non-operating income (expenses), net	50,647	(20,244)	12,507	(9,846)

Loss before income tax	(4,622,500)	(3,143,762)	(1,245,692)	(1,276,347)

Income tax	-	-	-	-

Loss before noncontrolling interest	(4,622,500)	(3,143,762)	(1,245,692)	(1,276,347)

Less: (loss) income attributable to noncontrolling interest	(226,561)	(93,902)	31,720	(57,347)

Net loss to the Company	(4,395,939)	(3,049,860)	(1,277,412)	(1,219,000)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	89,911	105,471	19,919	(7,072)
Foreign currency translation gain (loss) attributable to noncontrolling interest	2,076	(1,582)	(218)	(192)

Comprehensive loss attributable to the Company	$(4,306,028)	$(2,944,389)	$(1,257,493)	$(1,226,072)

Comprehensive loss (income) attributable to noncontrolling interest	$(224,485)	$(95,484)	$31,502	$(57,539)

Basic and diluted net loss per share	$(0.18)	$(0.14)	$(0.05)	$(0.06)

Weighted average shares used for computing basic and diluted loss per share	$23,837,047	$21,214,197	24,244,130	21,470,487

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

						Accumulated
			Additional			other
	Common Stock		paid-in	Statutory	Accumulated	comprehensive		Noncontrolling
	Shares	Amount	capital	reserves	deficit	income	Total	interest
Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$-	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss	-	-	-	-	(1,441,234)	-	(1,441,234)	(112,100)

Foreign currency translation loss	-	-	-	-	-	(4,697)	(4,697)	(254)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	-	7,681,796	-

Shares issued for stock compensation expense	5,262	5	164,245	-	-	-	164,250	-

Balance at September 30, 2021	23,916,304	23,916	19,930,392	-	(13,503,092)	268,553	6,719,769	(354,297)

Net loss	-	-	-	-	(1,677,293)	-	(1,677,293)	(146,181)

Foreign currency translation gain	-	-	-	-	-	74,689	74,689	2,548

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	-	62,802	-

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	-	259,023	-

Shares issued for stock compensation expense	160,714	161	130,339	-	-	-	130,500	-

Balance at December 31, 2021	24,244,130	24,244	20,382,389	-	(15,180,385)	343,242	5,569,490	(497,930)

Net loss	-	-	-	-	(1,277,412)	-	(1,277,412)	31,720

Foreign currency translation gain	-	-	-	-	-	19,919	19,919	(218)

Shares issued for stock compensation expense	-	-	220,500	-	-	-	220,500	-

Balance at March 31, 2022	24,244,130	$24,244	$20,602,889	$-	$(16,457,797)	$363,161	$4,532,497	$(466,428)

Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$-	$(7,413,381)	$170,207	$3,882,436	$-

Net loss	-	-	-	-	(866,823)	-	(866,823)	-

Foreign currency translation gain	-	-	-	-	-	58,479	58,479	-

Balance at September 30, 2020	20,943,846	20,944	11,104,666	-	(8,280,204)	228,686	3,074,092	-

Net loss	-	-	-	-	(964,037)	-	(964,037)	(36,555)

Foreign currency translation gain	-	-	-	-	-	54,064	54,064	(1,390)

Issuance of common stock	520,000	520	930,480	-	-	-	931,000	-

Issuance of common stock for subscription agreement entered in prior period	6,600	6	(6)	-	-	-	-	-

Balance at December 31, 2020	21,470,446	21,470	12,035,140	-	(9,244,241)	282,750	3,095,119	(37,945)

Net loss	-	-	-	-	(1,219,000)	-	(1,219,000)	(57,347)

Foreign currency translation gain	-	-	-	-	-	(7,072)	(7,072)	(192)

Shares issued for stock compensation expense	3,692	4	11,996	-	-	-	12,000	-

Increase of paid-in capital for subscription agreement entered in prior period	-	-	30,652	-	-	-	30,652	-

Balance at March 31, 2021	21,474,138	$21,474	$12,077,788	$-	$(10,463,241)	$275,678	$1,911,699	$(95,484)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31
	2022	2021

Cash flows from operating activities:
Loss including noncontrolling interest	$(4,622,500)	$(3,143,762)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal on fixed assets	679	9,619
Depreciation and amortization	412,771	112,350
Bad debt expense	287,214	-
Operating lease expense	654,029	588,924
Stock compensation expense	515,250	12,000
Changes in assets and liabilities:
Accounts receivable	(5,469,460)	(12,380)
Inventory	(49,239)	(19,278)
Value-added tax prepayment	107,320	(75,765)
Prepaid expenses and other current assets	(262,428)	(130,638)
Accounts payable	4,655,575	81,903
Advance from customers	87,041	41,823
Accrued expenses and other payables	179,998	91,615
Payment on operating lease liabilities	(712,738)	(618,366)

Net cash used in operating activities	(4,216,488)	(3,061,955)

Cash flows from investing activities:
Acquisition of property and equipment	(32,188)	(103,054)
Acquisition of intangible assets	(402,118)	(25,934)
Long-term investment	(62,438)	-

Net cash used in investing activities	(496,744)	(128,988)

Cash flows from financing activities:
Due to related parties	(40,760)	-
Payment of loan payable	(1,499,291)	728,824
Proceeds from capital contribution from a major shareholder	62,438	-
Net proceeds from issuance of common stock	7,681,796	931,000

Net cash provided by financing activities	6,204,183	1,659,824

Effect of exchange rate changes on cash	88,123	36,360

Net increase (decrease) in cash	1,579,074	(1,494,759)

Cash, beginning of period	49,676	1,665,936

Cash, end of period	$1,628,750	$171,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Transfer of prepaid software development expenditure to intangible assets	$50,000	$1,000,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,294,315
Shares issued for accrued bonus to officers	$259,023	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND JUNE 30, 2021

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

The vision of Datasea is dedicated in providing advanced technology to business and retail customers. Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), the VIE that through its various subsidiaries, has cutting-edge technology products and solutions in three industries: 5G messaging, acoustic intelligence and smart city are provided. As of the date of this report, Shuhai Beijing and its subsidiaries own 9 Patents and 53 Software Copyrights, with 12 patent applications pending in core technologies to empower and grow the business.

Impact of Coronavirus Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic has prompted the Company to focus on developing epidemic related products to pursue new business opportunities such as integrating the Company’s security platform and epidemic prevention system for schools and public communities for epidemic prevention.  Starting April 2020, the Company resumed normal workflow. Since April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, but the number of new cases are not significant due to PRC government’s strict control. Since February 2022, COVID-19 variants cases increased in many cities of China; however, based on available information, management of the Company does not believe that COVID-19 new cases would have a significant impact on the Company’s operations for the rest of fiscal 2022; and does not anticipate any impairment of its assets. Management of the Company believes that its financial resources will be sufficient to handle the challenges associated with COVID-19.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying unaudited consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2022 and 2021, the Company had a net loss of approximately $4.40 million and $3.05 million, respectively. For the three months ended March 31, 2022 and 2021, the Company had a net loss of approximately $1.28 million and $1.22 million, respectively. The Company had an accumulated deficit of approximately $16.46 million as of March 31, 2022, and negative cash flow from operating activities of approximately $4.22 million and $3.06 million for the nine months ended March 31, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs.

If deemed necessary, management could seek to raise additional funds by way of private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There can be no assurance the Company will be successful in any future fund raising.  Based on the Company’s most recent cash flows projection and working capital requirements, management of the Company believes that the Company will be able to continue to operate as a going concern in the foreseeable future and it will have sufficient working capital to meet its operating needs for at least the next 12 months.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 69.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 51% ownership from Guohao Century and 19% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary - Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the quarter ended March 31, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of the date of this report.

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

As of this report date, there was no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of March 31, 2022 and June 30, 2021, and for the nine and three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022	June 30, 2021
Cash	$1,299,766	$26,916
Accounts receivable	5,521,461	1,856
Inventory	242,443	9,522
Other receivables	485,034	489,780
Other current assets	49,240	139,295
Total current assets	7,597,944	667,369
Property and equipment, net	113,058	167,194
Intangible asset, net	360,170	10,984
Right-of-use asset, net	213,791	442,441
Other non-current assets	63,010	16,816
Total non-current assets	750,029	637,435
Total assets	$8,347,973	$1,304,804

Accounts payable	$4,760,561	$12,887
Accrued liabilities and other payables	697,070	559,389
Lease liability	26,203	256,676
Loans payable	-	1,455,860
Other current liabilities	341,700	268,527
Total current liabilities	5,825,534	2,553,339
Lease liability - noncurrent	-	79,676
Total non-current liabilities	-	79,676
Total liabilities	$5,825,534	$2,633,015

	For the Nine Months Ended March 31, 2022	For the Nine Months Ended March 31, 2021
Revenues	$16,294,147	$152,924
Gross profit	$3,490,824	$86,000
Net income (loss)	$47,729	$(1,881,939)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Revenues	$6,851,173	$17,685
Gross profit	$2,028,339	$7,774
Net income (loss)	$834,156	$(785,680)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2022 and June 30, 2021, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $60,230 and $59,187 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of March 31, 2022 and June 30, 2021, respectively.

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

As of March 31, 2022 and June 30, 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the nine and three months ended March 31, 2022 and 2021, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2022 and June 30, 2021.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. As of March 31, 2022, the net ROU was $760,957 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. As of March 31, 2022, total operating lease liabilities (includes current and noncurrent) were $638,956, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

During the nine and three months ended March 31, 2022, the Company’s revenue of $15.15 million and $5.54 million, respectively, was mainly from 5G messaging services including 5G Short Message Services (“SMS”), 5G integrated message marketing cloud platform (“5G MMCP”) and 5G multi-media video messaging (a value-added service). The related cost for such services provided of $14.38 million and $5.00 million for the nine and three months ended March 31, 2022, respectively, was mainly for the SMS service platform using fee that was provided from third-party mobile virtual network operators (MVNO) that obtains bulk access to network services at wholesale rates from its upstream suppliers or ultimate three major telecommunication and network operators in China, and sell it to downstream customers like Shuhai Beijing and its subsidiary, Hangzhou Zhangxun; and 5G MMCP project development cost. In addition, during the nine and three months ended March 31, 2022, the Company’s revenue of $36,537 and $2,437, respectively, was from Smart City projects which were mainly for the comprehensive security needs of residential communities, schools and commercial enterprises, the related cost for such services provided was $21,360 and $1,860; and $1.10 million was from advertising service with related cost of $1.0 million for the nine and three months ended March 31, 2022.

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

All of the Company’s customers are in the PRC and all revenues for the nine and three months ended March 31, 2022 and 2021 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of March 31, 2022, the Company had no unrecognized tax benefits and no charges during the nine and three months ended March 31, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of March 31, 2022. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

As of March 31, 2022, Zhangxun was 30.19% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shenzhen Acoustic was 30.1% owned by noncontrolling interest. During the nine months ended March 31, 2022 and 2021, the Company had loss of $226,561 and $93,902 attributable to the noncontrolling interest, respectively. During the three months ended March 31, 2022 and 2021, the Company had income of $31,720 and net loss of $57,347 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $1,549,718 and $32,687 as of March 31, 2022 and June 30, 2021, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of March 31, 2022, cash of $72,651 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of March 31, 2022, the cash balance of $6,381 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	March 31,	March 31,	June 30,
	2022	2021	2021
Period-end date USD: RMB exchange rate	6.3482	6.5713	6.4601
Average USD for the reporting period: RMB exchange rate	6.4064	6.6820	6.6273

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended March 31, 2021 and 2020, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 and 101,500 warrants were anti-dilutive for the nine months ended March 31, 2022 and 2021, respectively. 1,319,953 and 101,500 warrants were anti-dilutive for the three months ended March 31, 2022 and 2021, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2022	June 30, 2021
Furniture and fixtures	$118,863	$115,507
Vehicle	551	3,096
Leasehold improvement	246,921	242,643
Office equipment	276,866	246,910
Subtotal	643,201	608,156
Less: accumulated depreciation	426,101	298,748
Total	$217,100	$309,408

Depreciation for the nine months ended March 31, 2022 and 2021 was $127,847 and $104,841, respectively.

Depreciation for the three months ended March 31, 2022 and 2021 was $41,506 and $38,819, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2022	June 30, 2021
Software registration right	$81,057	$58,157
Patent	418,155	33,634
Software development costs	1,150,000	1,100,000
Value-added telecommunications business license	16,535	16,249
Subtotal	1,665,747	1,208,040
Less: Accumulated amortization	402,528	115,893
Total	$1,263,219	$1,092,147

Software registration right represented the purchase cost of customized software with its source code from third party software developer.

Software development cost represented R&D costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the nine months ended March 31, 2022 and 2021 was $284,924 and $7,509, respectively.

Amortization for the three months ended March 31, 2022 and 2021 was $137,720 and $5,292, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	June 30, 2021
Security deposit	$-	$6,956
Prepaid expenses	177,325	53,944
Prepaid software development	-	50,000
Prepaid insurance	-	39,868
Other receivables - Heqin	579,692	569,651
Advance from third party individual	169,005	-
Others	35,328	33,021
Total	961,350	753,440
Less: allowance for other receivables - Heqin	579,692	284,825
Total	$381,658	$468,615

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

As of March 31, 2022 and June 30, 2021, Heqin did not make any repayment to the Company, and the Company made a bad debt allowance of $579,692 and $284,825 as of March 31, 2022 and June 30, 2021, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November, 2021, Shuhai Nanjing invested RMB 200,000 ($31,500) for 6.21% stock ownership of a high-tech company in Nanjing City specializing on internet security equipment; Shuhai Nanjing also agreed to invest RMB 300,000 ($47,300) for 3% stock ownership of another high-tech company in Nanjing City specializing on digital market monitoring solutions, and Shuhai Nanjing paid RMB 200,000 ($31,500) as of March 31, 2022. These investments are recorded at cost. As of March 31, 2022, there is no impairment on these investments.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2022	June 30, 2021
Other payables	$202,404	$186,954
Senior officer’s salary payable	26,885	204,332
Salary payable - employees	264,896	170,388
Total	$494,185	$561,674

Other payables mainly consisted of social security and insurance payable.

NOTE 8 – LOANS PAYABLE

As of June 30, 2021, the Company had several loan agreements with an unrelated party for $1,486,819, these loans bear no interest, and are required to be repaid any time before December 31, 2021. The Company repaid the loan in full to the unrelated party by December 31, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

In April 2020, the Company’s CEO entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000), The rental expense for this agreement was $8,780 and $8,418 for the nine months ended March 31, 2022 and 2021, respectively. The rental expense for this agreement was $2,950 and $2,881 for the three months ended March 31, 2022 and 2021, respectively.

On October 1, 2020, the Company’s CEO entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s President for total rent of RMB 94,500 ($14,690). The rental expense for this agreement was $19,036 and $6,373, respectively, for the nine and three months ended March 31, 2022.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, to be paid in full at once.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. The rental expense for this lease was $16,608 and $7,117 for the nine and three months ended March 31, 2022.

On December 24, 2021, the Company’s CEO (also the major shareholder of the Company) contributed RMB 400,000 ($62,802) as capital contribution to Shuhai Beijing.

Due to related parties

As of March 31, 2022 and June 30, 2021, the Company had due to related parties of $29,063 and $69,305, mainly was for the payable of an office leasing from the Company’s CEO, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

Following is a summary of the activities of warrants for the period ended March 31, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2021	101,500	6.00	3.47
Exercisable as of June 30, 2021	101,500	6.00	3.47
Granted	1,218,453	4.43	2.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2022	1,319,953	$4.55	1.88
Exercisable as of March 31, 2022	1,319,953	$4.55	1.88

Shares to Independent Directors as Compensation

During the nine months ended March 31, 2022 and 2021, the Company recorded $15,000 and $12,000 stock compensation expense to two independent directors through the issuance of 10,132 and 3,692 shares of the Company’s common stock at market price of the stock issuance date, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded $4,500 and $12,000 stock compensation expense to two independent directors through the issuance of 0 and 3,692 shares of the Company’s common stock at market price of the stock issuance date.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month staring from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the nine and three months ended March 31, 2022, the Company recorded the fair value of $485,250 and $210,000 stock compensation expense for the shares that are issued to the Company’s CEO and one of the board members for the quarter.

Shares to a Consultant as Compensation

On October 1, 2021, the Company entered into a one-year advisory agreement with a consultant for a monthly compensation of $3,000, payable on a quarterly basis by the issuance of the Company’s shares. The Company issued the consultant 5,844 shares of the Company’s common stock during the nine months ended March 31, 2022. This agreement was terminated on Feb 28 2022.

Shares to Officers in Lieu of Salary Payable

On December 30, 2021, the Board of Directors approved to issue 167,112  shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $259,023, the market price of the Company’s shares at December 30, 2021 was $1.55 per share.

Amendment for Shares Reserved Under 2018 Equity Incentive Plan

On March 17, 2022, the Board of Directors approved the amendment to the Company’s 2018 Equity Incentive Plan to increase the number of the Company’s Common Stock to be reserved from 4,000,000 shares to 14,000,000 shares, such amendment has been approved by the stockholders at the Company’s annual meeting held on April 28, 2022.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of March 31, 2022 and June 30, 2021, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $1.98 million and $0.94 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of March 31, 2022 and June 30, 2021, the Company has approximately $13.16 million and $9.04 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of March 31, 2022 and June 30, 2021.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2022 and 2021:

	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.7)%	(3.3)%
Effect of PRC tax holiday	(0.7)%	3.4%
Valuation allowance	24.4%	20.9%

Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2022 and 2021:

	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.1)%	(3.4)%
Effect of PRC tax holiday	2.2%	3.5%
Valuation allowance	20.9%	20.9%

Effective tax rate	-%	-%

The Company’s net deferred tax assets as of March 31, 2022 and June 30, 2021 is as follows:

	March 31, 2022	June 30, 2021
Deferred tax asset
Net operating loss	$2,191,451	$1,841,786
R&D expense	123,750	123,750
Accrued expense of officers’ salary	-	29,876
Depreciation and amortization	31,907	3,502
Bad debt expense	143,607	69,410
Social security and insurance accrual	30,982	29,949
Inventory impairment	14,921	14,423
ROU, net of lease liabilities	21,596	4,686
Total	2,558,214	2,117,382
Less: valuation allowance	(2,558,214)	(2,117,382)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Operating lease expense	$654,029	$588,924

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease expense	$218,267	$229,856

March 31, 2022
Right-of-use assets	$760,957
Lease liabilities - current	506,699
Lease liabilities - noncurrent	132,257
Weighted average remaining lease term	0.98 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2022:

12 Months Ending March 31,	Minimum Lease Payment
2023	$506,699
2024	133,638
Total undiscounted cash flows	640,337
Less: imputed interest	(1,381)
Present value of lease liabilities	$638,956

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited financial statements were issued and determined the Company had no major subsequent event need to be disclosed.

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

The vision of Datasea is to become a multinational conglomerate in a decade through the mission of innovating and providing advanced technology to a wide range of business customers.

Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), the VIE that holds its seven subsidiaries, possesses cutting-edge products and solutions in three industries: 5G messaging, acoustic intelligence and smart city. Up to date, Shuhai Beijing and its subsidiaries own 9 Patents and 53 Software Copyrights, with 12 patents applications pending in core technologies to empower and grow our business.

The primary operational goals are to: (i) Provide best-in-class products and solutions in 5G messaging, acoustic intelligence and smart city; (ii) maximize long-term sustainable growth of earnings and operating funds; (iii) generate cash flows and returns to the shareholders. Such objectives will be accomplished by diversifying product portfolio, improving operating efficiency, achieving superior risk-adjusted returns, prudently allocating capital, accelerating market reach and client acquisition.

The metrics for promoting long-term sustainable growth and comparative advantages: (i) leveraging innovation to provide convenience and choice to customers and commit to staying ahead of the emerging market trends. The R&D will be invested consistently and work with the best-in-class research institutes to match the innovative drive with the highest standards of product research and quality. These efforts have been taken into fruition that new launches and upgrades of products in 5G messaging, acoustic intelligence and smart city;(ii) being fast market-movers with great execution, Datasea’s strategic business expansion to 5G messaging and acoustic intelligence all prove the Company is able to identify great opportunities in the market and grasp them with execution;(iii) generating diversified revenue resources and continuous business model improvements. Similar to the importance of diversification to investors, having a diversified product solution can also offset risks and make the company more resilient. Datasea tapped into three different business areas but with great synergies among them. Meanwhile, the Company provides a combination of software and hardware products and solutions which have the flexibility to meet with clients of different needs, but also have the abilities to serve customers at scale. Datasea also keeps improving the business model for having more resources to generate recurring revenues and improve profit margin.

5G Messaging: Fueled by the promising market landscape and sound execution, 5G messaging business sales revenue achieved continuous breakthrough growth in the quarter compared to the same period in fiscal 2021, representing a 12th consecutive month of growth. With the wide acceptance of 5G applications in the nation, especially as China’s three major telecom operators have gradually launched preparations for the commercialization of 5G messaging applications since the beginning of 2022, the popularity of 5G messaging-related services in the Chinese market has gradually increased. According to the news published by Dao Insights on October 4, 2021, the 5G messaging market size of China is estimated to be 300 billion RMB ($46.54 billion) over the next 5 to 7 years.

Enhancements are seen in the product development, customer acquisition, and business model. At present, the Company mainly provides institution customers with three types of services: 5G SMS,5G Integrated message marketing cloud platform (5G IMMCP) and value-added services (5G multimedia video SMS technology system, etc.).The 5G Integrated message marketing cloud platform (“5G IMMCP”), based on 5G message marketing cloud platform (5G MMCP) and the current demand in the Chinese market, expands connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manages users from different platforms all in one 5G IMMCP to form the company’s unique product service capabilities and competitive advantages. As a leading service provider in the field of 5G messaging in China, the number of companies that Datasea provides authorized development of 5G messaging for express delivery, catering, tourism, e-commerce, finance, technology and other industries has increased from about 100 to nearly 200. Datasea’s Business model is built on the seamless and efficient technical support for institutional customers assisting reach to end customers that resulting marketplace effect. This platform, combined with a strong financial position, has continued to drive new customer growth among different regions in China.

As the leader in the field of 5G messaging technical supporter in China’s express industry, the Company keeps building momentum and reinforce leadership in the 5G messaging business. Shuhai Beijing cooperated with the National Engineering Laboratory for Logistics Information Technology (“National Engineering Laboratory”) and drafted General Technical Requirements for 5G Messaging Application in Express Industry in China; Shuhai Beijing is one of the directors in the 5G Message Working Group of the Academy of Information and Communications of the Ministry of Industry and Information Technology, a CSP partner of the three major operators, a member of the China Communications Enterprise Association, a member of China Express Association, and a provider of the Tencent Enterprise Microservice. Market recognitions include: Shuhai Beijing assisted ZTO Express and completed the first order of 5G messaging service delivery in China’s express delivery industry; awarded the third place in the 4th National “Blooming Cup” 5G Application Competition and the “Top 10 Enterprises of 5G Messaging in 2021” by New 5G Messaging (New Media) and 5G New Business Center. Being a key player in the 5G messaging business and having the wide product suitability for businesses in different industries may help Shuhai Beijing to continue its growth.

Acoustic Intelligence: Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and its wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), demonstrates its vision and ability to stay ahead of the emerging market trends in acoustic intelligence. In this quarter, the Company unfolds the acoustic intelligence’s commercial potential and exemplifies how to maximize usage of this technology alone or to upgrade products and solutions in various business areas Shuhai Jingwei commits to tap acoustic intelligence’s full business potential and wields acoustic intelligence across industries in meaningful ways. It sets the goal to become a leading technology and product provider in the field of acoustic intelligence in China and worldwide.

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

Shuhai Jingwei, a wholly owned subsidiary of Shuhai Beijing, runs the acoustic intelligence business in the Bay Area of Canton-Hong Kong-Macao where is an industry cluster for the benefit of improving the core technology, production, marketing, and logistics. To date, Shuhai Jingwei has completed the technology development, product design, supply chain management and promotion plans for a series of acoustic hardware products in six major industries and application areas, including but not limited to healthcare, medical beauty, environmental protection and agriculture. The four flagship products, including Tianer voice recognition alarm, Ultrasonic sound sterilization and antivirus equipment, Directional sound recognizer, and Brain refreshing acoustic equipment, are expected to be introduced to the market in fiscal year of 2022. Among them, a new JV---Shuhai acoustic effect has jointly launched a logistics virus disinfection channel (the company provides the core ultrasonic sterilization and antivirus components) with its partner institutions 99.99%, reaching the world advanced level.

In order to access the top tier artificial intelligence technology and establish a world class branding, Datasea, the Nevada incorporated company, will be localized in the US for multiple business functions such as design, creation, supply chain management, marketing, sales, and capitalization. By doing so, it will be more efficient to connect with the R&D institutions or to team up with engineering talents in Silicon Valley where the global innovation hub is for developing the most advanced products associated with the Patent Cooperation Treaty to better solve clients’ demand. Also, America has the largest group of abundant consumers with the highest adoption rate of new technology among the world which not only could boost up the revenue, but also can stimulate the value of intangible assets that can help sales expansion all over the world in the coming future. More importantly, the management team strongly believes developing international markets, including the United States, and building a global business structure can change the current single structure in which business revenue is entirely derived from the Chinese market, and improve the single market’s ability to resist risks due to changes and impacts such as policies, epidemics, and inflation, as well as investor information transparency and effective compliance risk reduction. Datasea’s plan to enter the U.S market is pursuant to the growth strategy and commitment to tap acoustic intelligence’s full business potential. The Company plans to introduce in the U.S. the Ultrasonic Sound Sterilization and Antivirus Equipment acoustic intelligence products in agriculture as the first step of the global footprint expansion. The sterilization equipment market is expected to grow at a CAGR of 12% from 2020 to reach 2027 for reaching $23.73 billion. The global smart agricultural market is expected to grow from USD12.9 billion in 2021 to USD 20.8 billion by 2026 at a CAGR of 10.1% according to MarketandMarkets.

Digital Smart City: Shuhai Beijing possesses acoustic, non-visual, and visual intelligent algorithms (face recognition). The artificial intelligence, machine learning, and data analysis capabilities are combined, so the solutions are not only providing visibility but also identifying behavioral patterns. In addition, Shuhai Beijing and its subsidiary, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (Heilongjiang Xunrui) establish five major business service systems which are digital economy, digital government, digital culture, digital society, and digital ecology and using the three major middle-end platforms to support modern digital city business. It has realized the three-dimensional perception of urban full-time space elements, the application support of full-service systems, and the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. Shuhai Beijing, Guozhong Haoze and Heilongjiang Xunrui facilitates the construction of China’s digital smart city by providing a digital smart city application platform that meets the needs of residential communities, schools, and commercial enterprises in the Chinese market.

Recent Developments

The recent business developments indicate the Company’s progress in general business developments, contracts acquisition, product upgrade, marketing efforts and industry recognition.

1.	5G Messaging

1.A. Business developments:

As the leader in the field of 5G messaging technical supporter in China market, Shuhai Beijing generates its revenue from 5G SMS, 5G integrated message marketing cloud platform (“5G IMMCP”) and 5G Value-added service such as multi-media video messaging technology system and advertisement. The business is based on an recurring revenue model, such as 5G SMS which is based on the fee to charge on number of promotion messages have been sent in at least one year, as customers are generally billed on a fixed basis each month for the duration of the signed contract （one to three years in length. As a result, the recurring sales accounted for about 73% of the total 5G SMS income. Institutional customers in the 5G messaging business grew rapidly during the quarter. Among them, 5G SMS service added 12 new institutional customers, who are mainly from Guangdong Province and Guangdong Province; and the 5G integrated Message Platform (5G IMMCP) business added two institutional customers and completed two important industry applications in finance and healthcare respectively. At the same time, the value-added service business continued to be good, including the development of financial middle-office and advertising business.

Shuhai Beijing and Shuhai Zhangxun are positioned to provide 5G marketing services in express and logistics, internet, catering, e-commerce, finance, property management, and other industries in the Chinese market. Recently, the number of enterprises that engaged with Datasea’s 5G message authorization development increased from about 100 to nearly 200 which directly resulted in the Company becoming a leading service provider in China. Blue chips customers included Zhongtong, Yuantong, Shentong, Shunfeng, Yunda and Rookie. Among that, Zhongtong express was the one that completed the first delivery order placed through 5G messaging in China’s express industry. At the same time, the Company led the major players in China’s express industry to jointly launch the formulation of 5G messaging standard for the sector. Therefore, Datasea became the  leader in the field of 5G messaging technical support in China’s express industry. In addition, in the medical sector, during this quarter, the Company provided 5G information aggregation platform services to Huizhou Huiyang Dongfeng general hospital, and assisted Dongfeng for reaching and transforming high-quality leads, maintained customer relations, as a great example of 5G messaging application.

To better promote business development and meet with the demand of customers, Shuhai Beijing and Shuhai Zhangxun have a unique sales model which including 1) increasing professional sales team, focusing on expanding and maintaining the Company’s existing potential customer needs and transforming them into deal transaction ; 2) Partner / broker mode, use the resources and contacts of partners to import more potential demand and promote the order transformation of 5G messaging service of the company; 3) Joint marketing mode, using partner resources to invite agents and end customers to participate in the promotion meeting led by the company’s business team to reach the signing of agents or direct customers; 4) The enterprise key customer project cooperation mode promotes cooperation by cultivating enterprise key customers and developing many projects that can be implemented by enterprise key customers, and can introduce the synergy of other products or services of the company except 5G message service. The above business models have developed standard business processes to effectively promote business progress.

In terms of marketing and sales channel development, business partners and subsidiaries have been fully utilized to promote across the country. In addition, long term cooperative relationship with major telecom operators and a number of provincial & municipal companies to expand product applicability  and customer coverage including Nanjing Branch of China Mobile Communications Group Jiangsu Co., Ltd., value-added service operation center company responsible for its whole network business with China Telecom, one of China’s three major operators, Zhejiang Jiaxing Branch of China Mobile and Jiangsu Branch of China Mobile.

1.B. Contracts developments:

In January 2022, Shuhai Zhangxun signed a $1,110,000 agreement with China Mobile Communications Group Jiangsu Co. Ltd., Nanjing Branch (“CMCG”). The Company will provide 5G messaging services for the financial data middle-office project of Beijing Datang Gaohong Data Network Technology Co., Ltd., including 5G IMMCP and private cloud platform integrated financial big data middle-office. The contract period is one year. Approximately $1 million (RMB6.59 million) has been received as of January 27, 2022. This order not only is an important project in the Company’s 5G messaging financial sector, but also heralds the approach of full commercialization of 5G messaging.

In March 2022, Shuhai Zhangxun Information Technology CO., Ltd, a subsidiary of Shuhai Beijing singed a $345k purchase agreement to supply 5G messaging Aggregation services with Huizhou Huiyang Dongfeng General Hosipital Co., Ltd and Dongfeng’s affiliated entity, pursuant to which Agreement Shuhai Zhangxun shal provide Dongfeng 5G messaging aggregation services to assist Dongfeng to reach and convert high-quality leads and maintain their relationship with customers. In conjunction with the Agreement, Datasea should build and set up a customized 5G messaging aggregation platform for Dongfeng. Upon Datasea’s delivery of its 5G messaging aggregation services, Dongfeng should be able to leverage this one-stop integrated messaging platform to provide a range of interactive options, including multi-channel distribution with a unified ID, marketing materials delivery, and template-based management, to attract Dongfeng consumers’ attention and achieve sustainable marketing growth of Dongfeng. Datasea’s 5G messaging aggregation platform already passed the user acceptance test and was delivered to Dongfeng successfully. The cooperation with Dongfeng does not only demonstrate the great potential of 5G messaging application, but also reinforces Datasea’s leading position in applying 5G messaging in different industries in China, including Express delivery and Healthcare. Datasea’s 5G messaging SaaS model has also been put into use and we believe it will generate high gross margins for Datasea and eventually become our core business model going forward.

In March 2022, Heilongjiang Xunrui Technology Co., Ltd, a subsidiary of Shuhai Beijing, executed a purchase agreement with Jiangsu Xinrong Network Technology Research Institution Co., Ltd., a company providing software development, artificial intelligence, and big data solutions. In conjunction with the agreement, Xinrong will establish and operate information systems for 100 residential communities and has agreed to purchase 5G messaging smart city solutions directly from Xunrui at a budget of RMB 500,000 (approximately USD 78,800) per residential community. Xunrui estimated that the total value of this engagement would be RMB50 million (approximately USD 7.88 million) over the course of the two-year agreement. The 5G messaging smart city solutions include the offerings of hardware equipment which adopts artificial intelligence-based face recognition technology to assist in identifying the potential public security risk, and software which leverage cloud computing safety. The 5G messaging smart city solutions will not only offer visibility but also help the property management team identify behavioral patterns, generate objective, real-time qualitative measurement, and analysis. Eventually preventing safety risk and supporting proactively safety management.

In April 2022, Shuhai Zhangxun and Xinyuan Public Information Development Co., Ltd. (“Xinyuan public”) signed a “project cooperation agreement for the introduction of 5G message key industry solution service providers” (the “agreement”) to jointly promote the multi industry application of 5G message aggregation platform. Xinyuan Public is a wholly-owned subsidiary of China Telecom Co., Ltd., one of the three major operators in China. It is also the value-added service operation center of China Telecom that undertakes the operation and daily continuous development of centralized Internet application services serving the whole network of China Telecom. According to the agreement, Xinyuan Public Co., Ltd. makes overall arrangements to use the solutions, products and services provided by Shuhai Zhangxun; Both parties shall establish a cooperative business system to ensure the healthy and sustainable development of the cooperative business system; And continue to promote the in-depth cooperation between the two sides in 5G message business. Xinyuan Public will focus on promoting the 5G message platform of Shuhai Zhangxun in the whole business system of China Telecom. This cooperation shows that the Company has obtained the highest degree of recognition from China’s three major mobile operators. It focuses on promoting the 5G message solution of Shuhai among operators in the whole region and system industry, which can effectively expand the applicability of products and the coverage of customers. It not only shows the great potential of the company’s 5G message application scheme, but also indicates that the company will obtain further expansion of potential customers and services, and achieve strong growth of 5G message business and revenue.

1.C. Product upgrades:

Hangzhou Shuhai Zhangxun Information Technology Co., Ltd, an affiliate of the Company, has made new efforts, including introducing a new product launch to deepen the cooperation with operators to fully tap the 5G messaging market. The new efforts resolve the complexity in enabling a full range of services across multiple environments and streamline the enterprises’ service transformation by delivering an integrated but yet personalized 5G messaging experience. To this end, Shuhai Zhangxun has launched its new application module “Juchuan Smart Push” to enable personalized delivery services, leveraging big data and data mining. Juchuan Smart Push integrates rich media messaging, such as SMS and video SMS, to provide a range of interactive options and marketing materials that will help brands grab consumers’ attention and achieve sustainable marketing growth. Together with existed 5G message marketing cloud platform, and integrated 5G message marketing cloud platform, Shuhai Zhangxun is able to offer a comprehensive portfolio messaging product to target the lucrative enterprise segment with value-added features. Enterprises from different industries, including but not limited to tourism, retail, real estate, education and training, leisure and entertainment, and express delivery, will all be able to reach, convert and maintain their buyer’s relationship with Shuhai Zhangxun’s 5G messaging offerings.

1.D. Marketing expansion:

Shuhai Beijing and Shuhai Zhangxun have further developed relationships with the three major operators and a number of provincial and municipal operators to expand product applicability and customer coverage. Including, 1) Shuhai Zhangxun cooperates with Nanjing Branch of China Mobile Communications Group Jiangsu Co., Ltd. to provide financial customers with an integrated financial big data platform including an aggregation platform 5G IMMCP and a private cloud platform; 2) It  cooperates with the three major operators in China. 1. China Telecom is responsible for its value-added business operation center company for its entire network business, and jointly promotes the multi-industry application of the Shuhai 5G message aggregation platform; 3) At the same time, as the only 5G message authentication service partner of China Mobile Zhejiang Jiaxing Branch, 5G messaging services can be provided directly to the operators’ existing customers; 4) Shuhai Zhangxun and China Mobile Jiangsu Branch have also accelerated their cooperation in 5G messaging, aiming to set a benchmark for China’s express delivery industry and launch related services on the Jiangsu Mobile cloud platform. product, and plans to launch a marketing campaign covering Chinese express companies in May 2022.

1.E. Industry recognition:

In January, 2022, Shuhai Zhangxun took the lead in organizing the overall technical requirements for 5G messaging applications in express delivery service scenarios—that is, the first seminar of the drafting group for the 5G messaging group standard in China’s express delivery industry. At this seminar, Shuhai Zhangxun and representatives from China Express Association, YTO Express, ZTO Express, STO Express and SF Express and representatives of the three major operators in China delivered speeches together on the “5G News of Express Service Scenarios”. Application General Technical Requirements” group standard version 1.0 seminars and exchanges to speed up the introduction of industry standards and subsequent implementation in the express delivery industry.

Shuhai Zhangxun, the subsidiary of Shuhai Beijing focusing on the 5G messaging business, was recently named the “Top 10 Enterprises of 5G Messaging in 2021” by New 5G Messaging (New Media) and 5G New Business Center.Shuhai Zhangxun   has become an innovative pioneer of cross-platform product integration in the field of 5G messaging in China.Especially in the field of express delivery,  Shuhai Zhangxun set the 5G messaging application benchmark with ZTO express，and the application has been highly recognized by the industry as an expample of “building a cross-platform product matrix in the field of 5G messaging and leading the ecological integration of 5G messaging”.

2.	Acoustic Intelligence

2.A. Business developments:

Shuhai Beijing and Shuhai Jingwei commit to tap acoustic intelligence’s full business potential and wield acoustic intelligence across industries in meaningful ways. In this quarter, the Company unfolded the commercial potential of acoustic intelligence, through direct sales of acoustic intelligence powered disinfection equipment’s and agreements with different businesses to apply acoustic intelligence in the areas such as automotive systems and smart home appliances. We are determined to become a leading technology and product provider in the field of acoustic intelligence in China and worldwide. The research and development of technology play a vital role for us and are what make us different.

During the reporting period, a new holding subsidiary, Shuhai Acoustic Effect Technology Co., Ltd. (“Shuhai Acoustic Effect”) was established. Shuhai Acoustics New Company will devote itself to the technological development and product design of smart products in the major fields and scenarios such as health, medical care, agriculture, etc. supply chain management, promotion and sales. The core team of Shuhai Acoustics New Company is composed of technical development and market talents with more than 10 years of industry experience in the field of domestic acoustic intelligence in the field of ultrasonic and infrasonic acoustics. They are good at using sound technology and sound products to solve practical problems in various industries. At the same time, a number of industry-renowned experts in the field of acoustic effects, ultrasound, acoustic algorithms and electro-acoustic technology have been introduced to form an expert team to ensure that the joint venture company and Shuhai Beijing maintain their technological leadership in the field of acoustic intelligence in China.

In addition, Shuhai Acoustic Effects was established in Shenzhen, which will effectively utilize the industrial cluster in the Guangdong-Hong Kong-Macao Bay Area, which is conducive to the establishment and improvement of the company’s technology, production, marketing, supply chain and logistics system, and reduces the impact of global inflation on the supply chain. Ensure that the acoustic intelligent hardware products are put on the market as planned. Shuhai acoustic effect has jointly launched a logistics virus disinfection channel (the company provides the core ultrasonic sterilization and antivirus components) with its partner institutions 99.99%, reaching the world advanced level.

Shuhai Beijing and Shanghai Zhuifeng Automotive System Co., Ltd. recently reached a consensus on strategic cooperation in the field of acoustic intelligent industry technology and application. Shanghai Zhuifeng Automotive System Co., Ltd. has domestic OEMs and front vehicle market resources. At present, it is mainly engaged in the R & D and production of on-board acoustic systems and 5G v2x communication products. The two parties jointly promote the acoustic intelligent module products in vehicle application scenarios, such as DMS (fatigue detection) for sound awakening and expand the automobile related front loading market. In the future, the domestic market with more than 400 million cars will be targeted.

In summary, in order to quickly enter the market and increase market share, Shuhai Beijing, Shuhai Jingwei and Shuhai Acoustic Effects’s development strategy, first of all, cooperates with large B-end customers to supply core acoustic disinfection modules, such as the cooperation with Shanghai Chaifeng Automobile, and the company’s cooperation with future customers. we will supply 500,000 sets and 300,000 sets of core disinfection components for Guangdong Herbalife and Nanjing Xinrong respectively, which will enable the company’s supply chain to mature as soon as possible; Datasea’s brand value in the field of acoustic intelligence, especially in the field of home health, and higher gross profit; thirdly, the expansion of international markets in North America and South America, including the United States, international development, and reduce the risk associated with the single market in China.

2.B. Contracts developments:

Shuhai Acoustic Effects Technology Co., Ltd, the subsidiary of Shuhai Beijing, has entered into a three-year collaboration agreement with Guangdong Canbo Electrical Co., Ltd, a company in smart home household appliance. The cooperation will support the advancement of next-generation disinfection cabinets with the integration of Shuhai acoustic effects’s innovative acoustic intelligence-enabled sterilization technology. Canbo is the inventor of the world’s first household disinfection bowl cabinet. According to Jingcanmo Data, by November 2021, Canbo has captured a dominant share of the disinfection cabinet market and accounted for nearly 40% of all online disinfection cabinet sales in China. The company develops, produces, and sells disinfection bowl cabinets, water heaters, gas stoves, smoke machines, and other household appliances. The new collaboration will focus on leveraging the respective strengths of Shuhai acoustic effects and Canbo to promote product evolution and enhance user experience. Shuhai acoustic effects will provide technology called “high-frequency sound air coupling microorganism and synergistic disinfection” to upgrade Canbo’s disinfection cabinet product and tackle the main problems of current disinfection cabinet products such as heat generation and ozone odor, and effectively bring the disinfection time from three minutes down to 10 seconds. Under the agreement terms, both companies will work closely and take on responsibilities for subsequent development and commercialization activities. Once the technology integration and product development are finished and quality assurance is confirmed, the product’s sales are expected to reach 500,000 units annually. The combination of Shuhai acoustic effects’s expertise in acoustic intelligence and Canbo’s dominance in the disinfection cabinet market makes for an ideal partnership to advance disinfection solutions for users. The partnership closely contributes to our goals to give users unique experiences that fundamentally enhance the daily lives.

Shuhai Jingwei has executed a purchase agreement with Jiangsu Xinrong Network Technology Research Institute Co., Ltd. (“Xinrong”), a company providing software development, artificial intelligence, and big data solutions. In conjunction with the agreement, Xinrong is a supplier of intelligent equipment and solutions to a wide range of institutional clients, including banks, universities, and hospitals. To better serve its clients and tap into the needs for sterilization and disinfection solutions. Xinrong agrees to purchase Shuhai Jingwei’s acoustic intelligence powered disinfection equipment such as model WPP-254PL-CP01and undertakes that the total value of this engagement would be RMB 20 million (approximately USD 3.14 million) over the course of the two-year agreement. The acoustic intelligence powered disinfection equipment features innovative ultrasonic sound sterilization that has proven to be able to purify air, reduce bacteria and viruses such as COVID-19 and H1N1by over 99.9%.

2.C. Product updates:

To date, Shuhai Beijing and Shuhai Jingwei prepared four flagship products to unfold the commercial possibilities of acoustic intelligence in the most wanted areas like health, security, and environment protection. The four flagship products are 1) Shuhai ultrasonic sound sterilization and antivirus equipment, the first-ever sterilization and antivirus equipment that combines ultrasonic acoustic effect s with optics to address the Covid-19 sparked disinfecting needs; 2) Shuhai Tianer voice recognition alarm, a product processing real-time sound data necessary to conduct early warning analysis, and actively respond to the emergency incidents and threats; 3) Shuhai directional sound recognizer, a product tackle with noise pollution and can be applied in personal and public situations; and 4) Shuhai refreshing directional sound device, a product help integrating ultrasound, low frequency, electromagnetic waves, music, and voice interaction to deliver customizable experience good for well-being. The four flagship products have produced samples, completed laboratory tests and user pilot tests, entered mass production to varying degrees, and are expected to be introduced to the market in the fiscal year of 2022. Shuhai acoustic effect has jointly launched a logistics virus disinfection channel (the company provides the core ultrasonic sterilization and antivirus components) with its partner institutions 99.99%, reaching the world advanced level.

2.D. Market Expansion:

At present, relying on the Shuhai Beijing, Shuhai Jingwei and Shuhai Acoustic Effects’s team’s deep contacts in the fields of express delivery, transportation and agriculture in China, the team has reached a cooperation agreement with Guangdong Kangbao, a well-known leading enterprise of disinfection cabinets in China, for 500000 sets of microbial disinfection function disinfection cabinets, and has formed cooperation intentions and pilot projects with many logistics companies, ports, terminals, airports and high-speed railway stations in China, which will bring considerable commercial income to the new company in the future.

Datasea has entered into a one-year business cooperation agreement with Unicorner LLC, a company that possesses comparative advantages on supply chain management such as procurement, logistic, warehousing, marketing, and sales on the sterilization industry in the United States. The Partnership leverages the respective strengths of Datasea and Unicorner to create compelling value for both companies. Datasea will provide various acoustic intelligence products and technical support to Uniconer who will utilize and share the over twenty years of experience in U.S operations, internal expertise, and external resources to assist the Company’s product distribution primarily in America.

Datasea also engaged one-year business agreement with ShenZhen New Route Network Technology and QueTal Compra respectively, which the Company believes will help it to create synergies on promotion, sales, business development, branding, and localization, aiming to bolster Datasea’s participation in the North and South America. The new collaboration will help the Company expand the scale and global footprint and integrate New Route Network Technology and QueTal Compra into Datasea’s distribution process. New Route Network Technology utilizes over ten years of experience in China and North America e-commerce industry and nearly twenty physical stores around the world to help clients distribute products effectively. QueTal Compra is a fast-growing company with twenty-two physical stores and about 100 employees all over South America including Peru, Argentina, Columbia, Bolivia, and Mexico. New Route Network Technology and QueTal Compra bridges domestic and overseas markets to deliver streamlined logistics and enable Datasea to strengthen the customer value proposition.

2.F. Industry recognition:

In January, Shuhai Beijing released China’s inaugural white paper with co-authors, Institute of Cloud Computing and Big Data, China Academy of Information and Communications Technology to uncover detailed facts and compelling analyses of the acoustic-intelligence technology, commercial applications, and the industry outlook. Shuhai Beijing dives deeply into the current and future use cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industry outlook to provide technical insights and guide industry development. In addition, China’s acoustic-intelligent industry is under rapid expansion. In the future, acoustic intelligence will be more mature with extensive applications. With the integration of acoustic intelligence, scenario-based solutions will be enhanced. Technological progress will unlock tremendous business opportunities and potentials in the real economy.

3.	Smart City business

3.A. Business developments:

Shuhai Beijing, Guozhong Haoze and Heilongjiang xunrui have visual intelligent algorithms such as face recognition, as well as cutting-edge acoustic and non-visual intelligent algorithms. It combines artificial intelligence, machine learning and data analysis capabilities so that its solutions not only provide visibility but also identify behavioral patterns. In addition, Shuhai Beijing, Guozhong Haoze and Heilongjiang xunrui have established three major middle-end platforms that support modern digital smart city business: big data platform, IoT platform, and digital twin. It has realized the three-dimensional perception of urban full-time and space elements, the application support of full-service systems; the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. Shuhai Beijing, Guozhong Haoze and Heilongjiang xunrui will help the construction of China’s digital smart city and continue to provide a digital smart city application platform that meets the needs of residential communities, schools and commercial enterprises in the Chinese market.

Our business is primarily based on a recurring revenue model, as our customers are generally billed on a fixed and recurring basis each month for the duration of their contract, which is generally one to three years in length and thereafter. Shuhai Beijing, Guozhong Haoze and Heilongjiang xunrui has a diversified client portfolio which makes our business model resilient. Our non-recurring revenue primarily includes installation services related to an initial client deployment and the professional services we provide. Clients are billed typically once, upon completion of the installation or the professional services work performed.

3.B. Contracts developments:

In Mrach 2022, Heilongjiang Xunrui Technology Co., Ltd, a subsidiary of the Chinese operating company contractually controlled by the Datasea, has executed a purchase agreement with Jiangsu Xinrong Network Technology Research Institution Co., Ltd., a company providing software development, artificial intelligence, and big data solutions. In conjunction with the agreement, Xinrong will establish and operate information systems for 100 residential communities and has agreed to purchase 5G messaging smart city solutions directly from Xunrui at a budget of RMB 500,000 (approximately USD 78,800) per residential community. Xunrui estimated that the total value of this engagement would be RMB50 million (approximately USD 7.88 million) over the course of the two-year agreement. The 5G messaging smart city solutions include the offerings of hardware equipment which adopts artificial intelligence-based face recognition technology to assist in identifying the potential public security risk, and software which leverage cloud computing safety. The 5G messaging smart city solutions will not only offer visibility but also help the property management team identify behavioral patterns, generate objective, real-time qualitative measurement, and analysis. Eventually preventing safety risk and supporting proactively safety management.

3.C. Product updates:

Shuhai Beijing and its subsidiaries laid out a series of upgrades in:

1) IoT cloud platform 2.0 upgrade function.

Shuhai Beijing and its subsidiaries have upgraded the Internet of Things platform 1.0 to a major version. In the new version 2.0, we have added the business capabilities of the open data business center and third-party business users to access. Users can pass standardized registration approval and upload their own. Hardware products and communication types and other related configurations, users can customize and set various equipment alarm parameters and the platform provides an alarm interface. The IoT platform provides users with business transformation from a privatized data center to a shared data pillar platform. Now, the 2.0 version of the Shuhai IoT platform has supported the access of the group’s full line of equipment products and popular products in the market, and has provided multiple types of products under the group. The business platform campus security cloud platform, smart community platform, campus dormitory management system, etc. provide massive data flow processing and support.

2) Campus Security Cloud

In the campus security cloud system, Shuhai Beijing and its subsidiaries have added the access management of the Internet of Things service gateway and the access management of the video streaming media gateway. The addition of the two services provides more favorable terminal data push support for the Shuhai security cloud platform. The two gateways can be packaged Complete sets of sales products for equipment sales, which can be combined with our business application platform for sales. The campus security cloud video streaming service gateway can be sold as a device or can be deployed locally in the form of a program. The video streaming function can provide localized video streaming services to the campus security cloud platform, that is, users can deploy The device enables a localized video streaming cloud viewing experience. Various brands of surveillance cameras are now supported.

4.	Factors that we closely monitor and will be managed in a proactive manner

Datasea closely monitors the impact of the COVID-19 pandemic and global high inflation on our business and operations, including the impact on our customers, suppliers and business partners. While we did not experience significant disruptions from the pandemic nor inflation as of the date of this report, Datasea is taking preventive measures to manage our business. As Datasea mainly operates in China, and we always pay great attention to supply chain and cost management. So far we haven’t seen the significant challenges arising from these areas that would affect our business development and client acquisition. Meanwhile, Datasea has a diversified product portfolio, ranging from 5G messaging, acoustic intelligence and smart city, and in the form of software and hardware.Therefore, our business model is more resilient and has diversified revenue resources. Other than that, as 5G messaging and acoustic intelligence are all emerging areas with high demand and technology barriers, the company is positioned to have certain advantages in the market. Last but not least, the external environment may even fuel the growth of our certain business. For example, the Ultrasonic Sound Sterilization and Antivirus Equipment, a acoustic intelligence product, can benefit from the Covid-sparked sterilization equipment market growth.

During the quarter ended March 31, 2022, Shuhai Beijing and its subsidiaries’ newly-registered software copyrights and patents were as follows:

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

Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2022 and 2021, the Company had a net loss of approximately $4.40 million and $3.05 million, respectively. For the three months ended March 31, 2022 and 2021, the Company had a net loss of approximately $1.28 million and $1.20 million, respectively. The Company had an accumulated deficit of approximately $16.46 million as of March 31, 2022, and negative cash flow from operating activities of approximately $4.22 million and $3.06 million for the nine months ended March 31, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs, and as of March 31, 2022, the Company had cash of $1,628,750.

If deemed necessary, management could raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There can be no assurance the Company will be successful in any future fund raising. In the event that the Company requires additional funding to finance its operations, Based on the Company’s most recent cash flows projection and working capital requirements, management of the Company believes that the Company will be able to continue to operate as a going concern in the foreseeable future and it will have sufficient working capital to meet its operating needs for at least the next 12 months.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our CFS.

Results of Operations

Comparison of the nine months ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the nine months ended March 31, 2022 and 2021, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2022	% of Revenues	2021	% of Revenues
Revenues	$16,294,147		$152,925
Cost of revenues	15,395,849	94%	66,925	44%
Gross profit	898,298	6%	86,000	56%
Selling expenses	612,253	4%	295,252	193%
Research and development	968,403	6%	537,009	351%
General and administrative expenses	3,990,789	24%	2,377,257	1,555%
Total operating expenses	5,571,445	34%	3,209,518	2,099%
Loss from operations	(4,673,147)	(29)%	(3,123,518)	(2,043)%
Non-operating income (expense), net	50,647	0.3%	(20,244)	(13)%
Loss before income taxes	(4,622,500)	(28)%	(3,143,762)	(2,056)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(4,622,500)	(28)%	(3,143,762)	(2,056)%
Less: loss attributable to noncontrolling interest	(226,561)	(1)%	(93,902)	(62)%
Net loss to the Company	$(4,395,939)	(27)%	(3,049,860)	(1,994)%

Revenues

The total revenue of $16,294,147 and $152,925 was generated for the nine months ended March 31, 2022 and 2021, respectively, which shows a $16,141,222 or 10,555% increase by comparing with the same period of last fiscal year. The increase in the revenue for the nine months ended March 31, 2022 was mainly due to the expansion of 5G messaging business, especially 5G SMS, integrated 5G IMMCP and 5G multi-media video messaging technology system (“Value-added service”). The income is based on the fee charged for number messages sent. The Integrated 5G message marketing cloud platform (“5G IMMCP”), based on the current demand in the Chinese market, expands connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manages users from different platforms all in one 5G IMMCP to form the company’s unique product service capabilities and competitive advantages. In the same period of the last fiscal year, sales were solely from smart city business including face recognition terminals and related devices to schools or residential communities in China.

From July 2021 to March 31, 2022, the Company generated revenue of $16,294,147, consisting of 5G business with an amount of $15,153,166, including $11,849,585 from 5G SMS, $3,303,581 from 5G IMMCP mobile projects on the cloud as value-added service; $1,104,445 from advertising service and $36,536 from smart city projects. The Company’s three major business lines have started full operations.

One reason the revenue increased rapidly is because the investment on R&D for providing a wide-range of products to solve the problems of the customer needs. Also, the high growth artificial intelligence adoption penetration rate creates a tremendous demand for 5G messaging. In addition, the Company’s marketing strategy is effectively and efficiently for reaching the target customers from different industry. Even more, the brand recognition with strong customer loyalty is so helpful to retain old customer meanwhile developing new market across the country.

Cost of Revenues

We had $15,395,849 and $66,925 cost of revenues for the nine months ended March 31, 2022 and 2021, respectively, which shows a $15,328,924 or 22,905% increase by comparing with the same period of last fiscal year. For the nine months ended March 31, 2022, cost of revenues was mainly the SMS service platform fees to suppliers. For the nine months ended March 31, 2021, cost of revenues was the inventory purchase for the products sold. The increase in cost of revenues was mainly due to the expansion into the 5G messaging business and the delivery of services related to the SMS service platform in 2022.

Operating costs incurred from July 2021 to March 2022 were $15,395,849, and cost of 5G messaging service was $14,378,998 including $11,534,435 for 5G SMS, $2,844,563 for 5G IMMCP and mobile on cloud projects; $995,491 from advertising service, and $21,360 for smart city projects. These costs were the service procurement costs corresponding to the full operation of the three business lines of the Company. Among them, 5G messaging business has entered a period of rapid growth, and cost of procurement accounts for 80% of the overall procurement cost.

Gross Profit

Gross profit for the nine months ended March 31, 2022 was $898,298 compared to gross profit of $86,000 for the nine months ended March 31, 2021, respectively, which shows a $812,298 or 945% increase by comparing with the same period of last fiscal year. The generation of gross profit was mainly due to the delivery of services related to the SMS service in 2022.

From July to March 2022, the overall gross profit margin was 5.51%, including 5.43% for 5G SMS, 5G IMMCP and mobile projects on cloud, and 41.54% for smart community projects. The Company’s smart city business continues to develop. It generates revenue and maintains relatively stable gross profit level.

Currently, the overall gross profit margin of the Company is low due to the following reasons:

The majority revenue of the Company from July to March 2022 was mainly generated by 5G SMS and 5G IMMCP value-added services. The sales of digital smart city service was only accounted for a very tiny portion while the acoustic intelligence segment is still in the process of product development which hasn’t contributed any income this quarter.

For 5G SMS and 5G IMMCP and value-added services, the Company formally entered the 5G messaging and its related business market last fiscal year. As the 5G messaging industry is still in an early stage, to attract the initial users, undercut competitions and gain market share as early as possible, the Company adopted a competitive pricing strategy to expand the first-mover advantage. As a result, Shuhai Beijing has been engaged by nearly 200 institutional clients for services, including establishing cooperation relationships with industry-leading customers such as the top three tech giants China mobile, and China telecom subsidiary.

As the Company proceeds into the later stage of the 5G messaging business, three factors will help equip the Company with more flexibility in pricing and improving the gross margin: 1) costs will be reduced by economic of scale over a larger number of customers basis and the increase of production 2)By adopting differentiation strategy, growing brand recognition and customer loyalty will strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the second quarter of 2022), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $612,253 and $295,252 for the nine months ended March 31, 2022 and 2021, respectively, which shows a $317,001 or 107% increase by comparing with the same period of last fiscal year. The increase of $317,001 was mainly due to increase in payroll expense related to salespersons of $274,900, increase in technology service fees of $18,600, increase in marketing expense by $11,000,increase in travel expense of $7,400 and increase in transport fee by $4,800. As mentioned, during past three quarters, the majority of revenue was generated by 5G Messaging with the strategy of sharing a higher portion of income with partners from the fee charged through each message has been sent Indeed, in order to expand the sales channel especially acoustic intelligence domestically & internationally, the investment on promotions, distributors, global exhibitions, and related activities will be increased. As the result, the selling expense to total sales is expected to be around the mid-range of industry average for high-growth technology business.

The Research & Development cost mainly consists of innovation & creation in both software and hardware to assist communities for addressing safety issues with public health concerns during the COVID-19 pandemic, expanding the Company’s leading acoustic intelligent application technologies, and continuing to develop 5G-related products. We incurred R&D expenses of $968,403 and $537,009 during the nine months ended March 31, 2022 and 2021, respectively; a $431,394 or 80% increase on R&D investment. Due to the corporate and business strategies of establishing a spearhead position in the acoustic intelligence segment worldwide, the proper amount of capital budgeting on technological development will be invested over the next three years. Datasea aims to obtain the most critical patents (PCT) especially for the innovation category in acoustic intelligence in order to better solve customers’ demand and to better transfer intangible assets into economic values. By doing so, the joint research hubs with enterprises possess advanced R&D team both onshore and offshore will be setting up. In addition, the patents that Datasea is pursuing fall into the categories of “innovation” and PCT (Patent Cooperation Treaty) which are administered by World Intellectual Property Organization and are recognized globally.

The 4.0 version of 5G MMCP, which is Integrated 5G IMMCP, has been developed in three phases so far. The development cost paid was $500,000.

5G IMMCP connects with existing client promotion access such as SMS, email, WeChat, applet, APP Push and third-party tools, provides unified messaging and manages aggregated messaging business capabilities.

5G IMMCP mainly targets: Customers with three or more reach channels, membership system, annual marketing budget of more than RMB50,000 (approximately $7,860) and private operating needs, mainly including government agencies, hospitals, universities and other public institutions with a large demand for notification. 5G IMMCP also aims to meet a large number of marketing needs, private domain operation needs with three to ten stores in the midstream sector (such as eating and drinking physical store chain merchants), online and offline multi-channel operation of brand merchants.

General and administration (“G&A”) expenses increased $1,613,532 or 68% from $2,377,257 during the nine months ended March 31, 2021 to $3,990,789 during the nine months ended March 31, 2022. The increase is attributed to increase in rental expenses by $342,800, increase in payroll expenses by $667,400, increase in bad debt expense by $280,900, increase in property management fee by $85,500, increase meal and entertainment expense by $65,500 and increase in professional fees by $186,200, which was partly offset by decreased other G&A expenses by $15,100.

The company’s setting up subsidiaries in Hangzhou and Shenzhen increased rent and personnel expenses. In addition, for financing and business expansion, the Company has invested in legal, investment and other professional services to meet the compliance requirements of the Securities and Exchange Commission.

Non-operating Income (Expenses), net

Non-operating income was $50,647 for the nine months ended March 31, 2022, consisted mainly of interest income $37,730 and other income $12,917. For the nine months ended March 31, 2021, non-operating expenses was $20,244, consisted mainly of other expense $22,160, partially offset by interest income $1,916.

Net Loss

We generated net losses of $4,395,939 and $3,049,860 for the nine months ended March 31, 2022 and 2021, respectively, which shows a $1,346,079 or 44% increase by comparing with the same period of last fiscal year. The increase in net loss was due mainly to the increase in operating expenses which partly offset by increase in gross profit as explained above.

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

At present, the Company has completed the new strategic positioning and business layout by 2022, forming three main businesses and long-term development plans in smart city, acoustic intelligence and 5G messaging. According to the plan, in 2022, with the introduction of acoustic intelligent hardware products and solutions into the market, and the comprehensive commercialization of China’s 5G messaging services in the Chinese market (the Company has signed service agreements with mobile operators, and the development of 5G messaging applications by leading companies in express delivery, catering, medical and tourism industries). More than $17.05 million worth of 5G messaging business contracts have been signed.

Debt to equity ratio

The debt to equity ratio is 1.57 and 49.12 as of March 31, 2022 and June 30, 2021 respectively, which proved better management on credit sales and credit procurement.

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2022	% of Revenues	2021	% of Revenues
Revenues	$6,643,538		$17,686
Cost of revenues	6,055,134	91%	9,912	56%
Gross profit	588,404	9%	7,774	44%
Selling expenses	225,262	3%	121,216	685%
Research and development	248,832	4%	207,774	1,175%
General and administrative expenses	1,372,509	21%	945,285	5,345%
Total operating expenses	1,846,603	28%	1,274,275	7,205%
Loss from operations	(1,258,199)	(19)%	(1,266,501)	(7,161)%
Non-operating income (expense), net	12,507	0.2%	(9,846)	(56)%
Loss before income taxes	(1,245,692)	(19)%	(1,276,347)	(7,217)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,245,692)	(19)%	(1,276,347)	(7,217)%
Less: income (loss) attributable to noncontrolling interest	31,720	0.5%	(57,347)	(324)%
Net loss to the Company	$(1,277,412)	(18)%	(1,219,000)	(6,892)%

Revenues

We had revenues of $6,643,538 and $17,686 for the three months ended March 31, 2022 and 2021, respectively, which shows a $6,625,852 or 37,463% increase by comparing with the same period of last fiscal year. The increase in revenues was mainly due to the expansion of the Company’s business towards 5G messaging in fiscal year 2021. For the three months ended March 31, 2022, revenues mainly consisted of service fees from our 5G SMS service platform. For the three months ended March 31, 2021, revenues mainly consisted of sales of face recognition terminals and related devices to schools and residential communities in China.

Cost of Revenues

We recorded $6,055,134 and $9,912 cost of revenues for the three months ended March 31, 2022 and 2021, respectively, which shows a $6,045,222 or 60,989% increase by comparing with the same period of last fiscal year. For the three months ended March 31, 2022, cost of revenues was mainly the 5G SMS service platform fees to suppliers. For the three months ended March 31, 2021, cost of revenues was inventory purchase cost for the products sold. The increase in cost of revenues was due mainly to the expansion into the 5G messaging business and the delivery of services related to the 5G SMS service platform in 2022.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $588,404 compared to $7,774 for the three months ended March 31, 2021, respectively, which shows a $580,630 or 7,469% increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the delivery of services related to the 5G SMS service platform in 2022.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $225,262 and $121,216 for the three months ended March 31, 2022 and 2021, respectively, representing an increase of $104,046 or 86%. The increase was mainly due to the increase in payroll expense of salespersons by $114,500, partly offset by a decrease office expenses by $8,100 and decrease travel expense by $1,500.

Currently, we are focusing on developing products and software to assist schools and communities in addressing safety issues and public health issues during the pandemic, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $248,832 and $207,774 during the three months ended March 31, 2022 and 2021, respectively, which shows a $41,058 or 20% increase by comparing with the same period of last fiscal year. We intend to invest approximately $10 million in technological product development over the next three years.

General and administration expenses increased $427,224, or 45% from $945,285 during the three months ended March 31, 2021 to $1,372,509 during the three months ended March 31, 2022. The increase was mainly attributed to the increase in professional fees by $101,200, increased rent expense by $92,300, increased stock compensation expense by $198,000 and increased lawyer fee by $36,000.

Non-operating Income (Expenses), net

Non-operating income was $12,507 for the three months ended March 31, 2022, consisting mainly of interest income of $4,837 and other income of $7,670. For the three months ended March 31, 2021, non-operating expenses of $9,846 is consisted of other expense $9,958, partially offset by interest income of $112.

Net Loss

We generated net losses of $1,277,412 and $1,219,000 for the three months ended March 31, 2022 and 2021, respectively, which shows a $58,412 or 5% increase by comparing with the same period of last fiscal year. The increase in net loss was mainly due to the increase in operating expenses, partly offset by increased gross profit as explained above.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To enhance our ability to continue to operate as a going concern, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. Given the development of 5G technology in China, we believe there is great demand for our acoustic intelligent technology and products. We believe our business will benefit from the increasing demand for public safety in  China, as well as increasing demand for our smart community, safe campus, and smart payment solutions.

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

As of March 31, 2022, we had working capital of $1,613,000 or a current ratio of 1.26:1. Our current assets were $7,845,542. As of June 30, 2021, we had a working capital deficit of $2,372,682 or a current ratio of 0.27:1. Our current assets were $885 ,985.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities in business areas such as 5G messaging. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2022 and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(4,216,488)	$(3,061,955)
Net cash used in investing activities	$(496,744)	$(128,988)
Net cash provided by financing activities	$6,204,183	$1,659,824

Cash Flow from Operating Activities

Net cash used in operating activities was $4,216,488 during the nine months ended March 31, 2022, compared to net cash used in operating activities of $3,061,955 during the nine months ended March 31, 2021, an increase in cash outflow of $1,154,533. The increase in cash outflow was mainly due to increased cash outflow on accounts receivable by $5,457,080, increased cash outflow on payment of lease liability by $94,372 and increased cash outflow on prepaid expenses and other current assets by $131,790, which was partly offset by increased cash inflow from accounts payable by $4,573,672.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $496,744 for the nine months ended March 31, 2022, which consists of cash paid for the acquisition of office furniture and equipment of $32,188, cash paid for acquisition and development of software of $402,118, and long-term investment into two high-tech companies of $62,438. Net cash used in investing activities totaled $128,988 for the nine months ended March 31, 2021, which primarily was for cash paid for the acquisition of office furniture and equipment and leasehold improvements of $103,054, and for intangible assets of $25,934.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,204,183 during the nine months ended March 31, 2022, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796 and proceeds from capital contribution from a major shareholder of $62,438, but offset by decrease in due to related parties of $40,760, and repayment of loans payable of $1,499,291. Net cash provided by financing activities was $1,659,824 during the nine months ending March 31, 2021, which was the net proceeds from sale of our common stock through an equity financing of $931,000 and proceeds from loan payable of $728,824.

Going forward

Datasea is in the  stage of becoming a well-known multinational conglomerate by providing cutting-edge artificial intelligence globally to better build the digital world. To achieve this objective, management of the Company plans to:

●	Strengthen the acoustic intelligence business operation in the U.S for design, innovation, supply chain management, sales, and capitalization in order to reinforce the leadership position globally;

●	Develop new products for wider range of application layers, upgrade current service on 5G messaging business, and promote aggressively for seizing up market share;

●	Reinforce comparative advantages especially differentiation strategy by fully matching internal resources and capabilities with opportunities rising externally;

●	Continue to team up with domestic and international top tier technology institutions for research & development to adhere in the growth stage of industry life cycle persistently through driving up demand by supply side innovation;

●	Sales will be expanded globally and core products will be localized for the purpose of better meet customers’ demand;

●	Vertical integration through establishing production lines to take advantage of economic scale & scope for cost advantages;

●	According to the dynamic economic condition, take advantage of different monetary policy around the world, optimize capital structure for lowering cost of financing;

●	Create strategic alliance with potential partners to create mutual synergy in form of merger & acquisition or joint venture;

●	Enhance brand awareness by marketing and obtain PCT international patents to boost up the value of intangible assets;

●	Maintain clients’ loyalty by providing outstanding customer service, exclusive service experience, and appropriate transparency and publicity.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Amendment No.1 to Datasea Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 2, 2022)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: May 16, 2022	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President Chief Executive Officer (principal executive officer)

Date: May 16, 2022	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)