Form 10-K
period 2022-06-30
DATASEA INC.
filed 2022-09-28
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Registrant’s common stock on December 31, 2021, as reported on Nasdaq Capital Market, was $9,016,564.

As of September 27, 2022, 24,374,633 shares of common stock, $0.001 par value per share, were issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2022

All references to “Company,” “we,” or “us” in this report refer to Datasea Inc., a Nevada corporation, its consolidated subsidiaries, and the variable interest entity (“VIE”), unless the context otherwise indicates.

All references to “Datasea” in this report refer to Datasea Inc., a Nevada corporation, not including its consolidated subsidiaries and VIE, unless the context otherwise indicates.

 “VIE” or “consolidated VIE” refers to Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), a variable interest entity.

“WFOE” or “PRC Subsidiary,” which is a wholly foreign owned entity and is a corporation organized under the laws of the PRC which is wholly owned by us, through the subsidiaries. The WFOE is Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information” or “WFOE”).

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

Our reporting currency is the US$. The functional currency of the entities located in China is the RMB. For the entities whose functional currency is the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into US$ are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currencies at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

i

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

In addition, as we conduct substantially all of our operations in China, we are subject to legal and operational risks associated with having substantially all of our operations in China, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, and changes in Chinese laws and regulations, which could result in a material change in our operations and/or cause the value of our common stock to significantly decline or become worthless and affect our ability to offer or continue to offer securities to investors. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. On December 28, 2021, thirteen governmental departments of the PRC, including the CAC), issued the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that an online platform operator, which possesses personal information of at least one million users, must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. Because our current business, clients composition and operations do not possess personal information from more than one million users at this moment, we do not believe that we are subject to the cybersecurity review by the CAC. In addition, as of the date of this report, we have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor have we received any inquiry, notice, or sanction related to cybersecurity review under the Cybersecurity Review Measures. As of the date of this report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing plan, nor have we (including any of the subsidiaries or the VIE) received any inquiry, notice, warning or sanctions regarding our planned overseas listing from the CSRC or any other PRC governmental authorities. Also as of the date of this report, we do not believe we are in a monopolistic position. In summary, the recent statements and regulatory actions by China’s government related to the use of variable interest entities and data security or antimonopoly concerns, have not affected our ability to conduct our business, accept foreign investments, or list on a U.S. or other foreign exchange. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on a U.S. or non-Chinese exchange. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that would require Datasea or any subsidiaries to obtain regulatory approval from Chinese authorities before listing in the U.S. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 59.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 59.

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

Our shares may be prohibited from trading on a national exchange or “over-the-counter” markets under the Holding Foreign Companies Accountable Act (the “HFCAA”) if the Public Company Accounting Oversight Board (“PCAOB”) determines that it is unable to inspect or fully investigate our auditor and as a result the exchange where our securities are traded may delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if signed into law, would decrease the number of non-inspection years for foreign companies to comply with PCAOB audits from three to two, thus reducing the time period before their securities may be prohibited from trading or delisted. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in the State of New York and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s Determination Report. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 59 for more information.

The contractual agreements with the VIE have not been tested in court in China and this structure involves unique risks to investors. For example, the PRC government could disallow the VIE Arrangements, which would likely result in a material change in our operations and structure and significant change in the value of our securities. Such could cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Relating to our Corporate Structure” and the associated risk factor on page 55 for more information.

Below is our organizational chart as of the date of this annual report.

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

PART I

Item 1. Description of Business.

Overview

Datasea Inc. (“Datasea”, with its subsidiaries and VIE, as defined below, collectively, the “Company” or “We” or “Us” or “Our”) was incorporated in Nevada on September 26, 2014. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through operating entities established in the People’s Republic of China, or the PRC, primarily through a variable interest entity. We do not have any equity ownership of the VIE, instead the Company controls and receives the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies. For a description of our corporate structure and contractual arrangements, see “Corporate Structure” on page 31 and “VIE Agreements” on page F-10.

Datasea is a leading provider of products, services, and solutions in three converging and innovative industries: 5G messaging, acoustic intelligence and smart city to enterprise and retail customers. Datasea Inc., through its VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), operates in China and the VIE holds seven subsidiaries to explore the business possibilities. The company possesses proprietary and cutting-edge technologies, which build a solid foundation for Datasea to design, develop and supply one of the broadest range of solutions in each category. The vision of Datasea is to create connections that make the impossible possible, empower businesses and improve the quality of life with a sustainability focus, and aim to become a multinational company in a decade with a US operation entity as the core of its business operations.

The core of Datasea’s business strategy is to be the foremost technology solutions provider. Through technological advances, we can enable a new kind of connectivity that is affordable and available to the masses, especially in China since there are more than 48.42 million enterprises and business of all types and over 99% are SMEs. The company's revenue for the fiscal year 2022 achieved a breakthrough of increasing 9,653% in comparison with 2021. As of the date of this report, the company owns PRC registered 27 Patents and 77 Software Copyrights, including 20 patent applications pending in core technologies. The research and development of technology plays a vital role for the Company and is what makes us different. The Company has acoustic intelligence and 5G messaging application trailblazer and has visual intelligent algorithms, as well as non-visual intelligent algorithms and techniques like acoustic intelligence. By embracing artificial intelligence, machine learning and data analytics capability, Datasea’s intelligence takes insights, make them actionable, then creates more powerful, meaningful, and performance-enhanced products over time.

Datasea is engaged in three different business areas but with great synergies among them. Meanwhile, the Company provides a combination of software and hardware products and solutions which have the flexibility to meet with clients of different needs, but also have the abilities to serve customers at scale.

Datasea adheres to strategic positioning of “digital economy service provider” and focus on the business direction of “digitalize and intelligentize”, “5G messaging and application” and “acoustic intelligence” and its technology capabilities to expand business coverage. China is the Company’s major market and our most revenue comes from this market, while Datasea expects to enter the international market including the United States very soon.

VIE Agreements

Shuhai Information Technology Co., Ltd. (“Shuhai Beijing” or the “VIE”) is the VIE. Through contractual arrangements with Shuhai Beijing, and its shareholders, Zhixin Liu, a 35% shareholder as well as the Chairman, President, CEO and Corporate Secretary of DataSea, and Fu Liu, a 65% shareholder as well as a Director of Datasea (Fu Liu is the Father of Zhixin Liu), we receive benefits from the business and lead the daily operation. Please see a condensed consolidating schedule that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of the same dates and for the same periods for which audited consolidated financial statements in tabular form in pages F-12 to F-14 of the Annual Report.

Operation and Intellectual Property Service Agreement – The Operation and Intellectual Property Service Agreement allows Tianjin Information Sea Information Technology Co., Ltd (“WFOE”) to manage and operate Shuhai Beijing and collect an operating fee equal to Shuhai Beijing’s pre-tax income, per month. If Shuhai Beijing suffers a loss and as a result does not have pre-tax income, such loss shall be carried forward to the following month to offset the operating fee to be paid to WFOE if there is pre-tax income of Shuhai Beijing the following month. Furthermore, if Shuhai Beijing cannot pay off its debts, WFOE shall pay off the debt on Shuhai Beijing’s behalf. If Shuahi Beijing’s net assets fall lower than its registered capital balance, WFOE shall provide capital for Shuahi Beijing to make up for the deficit.

Under the terms of the Operation and Intellectual Property Service Agreement, Shuhai Beijing entrusts Tianjin Information to manage its operations, manage and control its assets and financial matters, and provide intellectual property services, purchasing management services, marketing management services and inventory management services to Shuhai Beijing. Shuhai Beijing and its stockholders shall not make any decisions nor direct the activities of Shuhai Beijing without Tianjin Information’s consent.

Stockholders’ Voting Rights Entrustment Agreement – Tianjin Information has entered into a stockholders’ voting rights entrustment agreement (the “Entrustment Agreement”) under which Zhixin Liu and Fu Liu (collectively the “Shuhai Beijing Stockholders”) have vested their voting power in Shuhai Beijing to Tianjin Information or its designee(s). The Entrustment Agreement does not have an expiration date, but the parties can agree in writing to terminate the Entrustment Agreement. Zhixin Liu, is the Chairman of the Board, President, CEO of DataSea and Corporate Secretary, and Fu Liu, a Director of the DataSea (Fu Liu is the father of Zhixin Liu).

Equity Option Agreement – the Shuhai Beijing Stockholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”), pursuant to which the Shuhai Beijing Stockholders have granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Stockholders’ equity interests in Shuhai Beijing for an option price of RMB0.001 for each capital contribution of RMB1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing Stockholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the Option Agreement. Tianjin Information agreed to pay RMB1.00 annually to Shuhai Beijing Stockholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon prior written notice. The Option Agreement is valid for a period of 10 years from the effective date and renewable at Tianjin Information’s option.

Equity Pledge Agreement – Tianjin Information and the Shuhai Beijing Stockholders entered into an equity pledge agreement on October 27, 2015 (the “Equity Pledge Agreement”). The Equity Pledge Agreement serves to guarantee the performance by Shuhai Beijing of its obligations under the Operation and Intellectual Property Service Agreement and the Option Agreement. Pursuant to the Equity Pledge Agreement, Shuhai Beijing Stockholders have agreed to pledge all of their equity interests in Shuhai Beijing to Tianjin Information. Tianjin Information has the right to collect any and all dividends, bonuses and other forms of investment returns paid on the pledged equity interests during the pledge period. Pursuant to the terms of the Equity Pledge Agreement, the Shuhai Beijing Stockholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information. Upon an event of default or certain other agreed events under the Operation and Intellectual Property Service Agreement, the Option Agreement and the Equity Pledge Agreement, Tianjin Information may exercise the right to enforce the pledge.

There are a number of uncertainties regarding the status of the rights of the Nevada holding company with respect to its contractual arrangements with the VIE, its founders and owners, including whether the PRC legal system could limit our ability to enforce these contractual agreements due to uncertainties under Chinese law and jurisdictional limits. Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of the VIE, instead we receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. We also believe that each of the contracts among the wholly-owned PRC subsidiary, the consolidated VIE and its shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Thus, the PRC governmental authorities may take a view contrary to the opinion of our PRC legal counsel. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

Having our operations conducted by the subsidiaries and through contractual arrangements with a variable interest entity (VIE) based in China involves unique risks to investors. The VIE structure is used to allow foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating entities. The VIE contractual agreement has not been tested in court. We may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. In addition, Contractual arrangements entered into by the subsidiary and the PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability. If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our common stock. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE under applicable accounting rules, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. For a detailed discussion of risks facing the Company as a result of this VIE structure, please see “Risks Related to our Corporate Structure” from page 53 to page 56 in the Annual Report.

The investor may never hold interests in the Chinese operating company.

Summary Consolidated Financial Data

The following historical statements of operations and statements of cash flows for the fiscal years ended June 30, 2021 and June 30, 2022, and balance sheet data as of June 30, 2021 and June 30, 2022, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future.

Condensed Consolidating Statements of Operations Information 2022

	Year Ended June 30, 2022
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$17,080,911		$17,080,911
Revenue-Parent provide service to VIE	49,600				(49,600)	-
Revenue - WOFE sold inventory to VIE			2,844,126		(2,844,126)	-
Revenue - VIE sold inventory to WOFE				211,053	(211,053)	-
Revenue - from VIE’s label that is used by WOFE				1,782,451	(1,782,451)	-
						-
Cost of Revenue - third parties			-	13,374,932		13,374,932
Cost of Revenue - associated with the inventory that the WOFE sold to the VIE			2,607,564	2,607,564	(2,607,564)	2,607,564
Cost of Revenue - associated with the inventory that the VIE sold to the WOFE			142,742	142,742	(142,742)	142,742
Cost of Revenue - WOFE use of label that is owned by VIE			1,782,451		(1,782,451)	-
Gross profit	49,600	-	(1,688,631)	2,949,177	(354,473)	955,673

Operating expenses	1,292,158	320,625	871,643	5,708,501		8,192,927
Operating expenses-VIE cost that was purchased from WOFE				206,839	(206,839)	-
Operating expenses-VIE cost that service provided by Parent				51,799	(51,799)	-
Loss from operations	(1,242,558)	(320,625)	(2,560,274)	(2,759,324)	(354,473)	(7,237,254)
Other income (expenses), net	(1,292)	23	45,050	81,791		125,572
Income tax expense						-
Loss before noncontrolling interest	(1,243,850)	(320,602)	(2,515,224)	(2,677,533)	(354,473)	(7,111,682)
Less: loss attributable to noncontrolling interest				(589,974)		(589,974)
Net loss to the Company	(1,243,850)	(320,602)	(2,515,224)	(2,087,559)	(354,473)	(6,521,708)

Condensed Consolidating Statements of Operations Information 2022

	Year Ended June 30, 2021
	PARENT	SUBSIDIARY - HK entity	WFOE	VIE	Eliminations	Consolidated
Revenue - third parties	$-	$-	$334	$174,804		$175,138
Revenue - WFOEE sold inventory to VIE			58,536		(58,536)	-
Revenue - VIE sold inventory to WFOE				2,988	(2,988)	-
Revenue - from VIE’s label that is used by WFOE				170,820	(170,820)	-
Total Revenues	-	-	58,870	348,612	(232,344)	175,138

Cost of Revenue - third parties			294	19,317		19,611
Cost of Revenue - associated with the inventory that the WFOE sold to the VIE			58,536	58,536	(58,536)	58,536
Cost of Revenue - associated with the inventory that the VIE sold to the WFOE			2,988	2,988	(2,988)	2,988
Cost of Revenue - WFOE use of label that is owned by VIE			170,820		(170,820)	-
Total Cost of Revenues	-	-	232,638	80,841	(232,344)	81,135

Gross profit	-	-	(173,768)	267,771	(0)	94,003

Operating expenses	588,562	99,947	851,969	3,414,811		4,955,289

Loss from operations	(588,562)	(99,947)	(1,025,737)	(3,147,040)	(0)	(4,861,286)

Total non-operating income, net	(762)	(390)	(11,727)	(10,151)		(23,030)
Income tax expense						-
Loss before noncontrolling interest	(589,324)	(100,337)	(1,037,464)	(3,157,191)	(0)	(4,884,316)
Less: loss attributable to noncontrolling interest				(235,839)		(235,839)
Net loss to the Company	$(589,324)	$(100,337)	$(1,037,464)	$(2,921,352)	$(0)	$(4,648,477)

Condensed Consolidating Balance Sheets Information 2022

	As of June 30, 2022
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE		Consolidated

Cash	$4,175	$6,435	$17,873	$135,734		$164,217
Accounts receivable				259,410		259,410
Accounts receivable - VIE			1,322,556		(1,322,556)	-
Inventory			5,186	206,167		211,353
Inventory - VIE			-			-
Inventory - WOFE				28,597	(28,597)	-
Other receivables-Subsidiaries			120		(120)	-
Other receivables - VIE			9,683,156		(9,683,156)	-
Other receivables - WOFE	72,651				(72,651)	-
Other current assets	-	-	118,238	502,255	1,328	621,821

Total current assets	76,826	6,435	11,147,129	1,132,163	(11,105,752)	1,256,801

Property and equipment, net			94,362	93,469		187,831
Intangible assets, net		781,875	90,545	936,421	(67,050)	1,741,791
Right of use asset, net			394,988	127,285		522,273
Investment into subsidiaries	12,920,480				(12,920,480)	-
Investment into WOFE		11,050,913			(11,050,913)	-
Other non-current assets	-		17,181	29,800	-	46,981

Total non-current assets	12,920,480	11,832,788	597,076	1,186,975	(24,038,443)	2,498,876

Total Assets	$12,997,306	$11,839,223	$11,744,205	$2,319,138	(35,144,195)	$3,755,677

Accounts payable	$110,800		$51,104	$35,669		$197,573
Accounts payable - WOFE				1,322,556	(1,322,556)	-
Advance from customer			492	289,396		289,888
Accrued expense and other payable			62,593	1,190,564	(258,273)	994,884
Lease liability			414,236	43,713		457,949
Loan payable			-	81,950		81,950
Other payables - Datasea			69,851		(69,851)	-
Other payables - VIE						-
Other payables - WOFE		122		9,683,156	(9,683,278)	-
Other current liabilities	-		32,184	70,147		102,331

Total current liabilities	110,800	122	630,460	12,717,151	(11,333,958)	2,124,575

Lease liability - noncurrent			31,470	-		31,470

Total non-current liabilities	-	-	31,470	-	-	31,470

Total liabilities	110,800	122	661,930	12,717,151	(11,333,958)	2,156,045

Accumulated deficit	(2,437,676)	(1,081,379)	(4,684,988)	(10,561,552)	182,029	(18,583,566)
Other equity	15,324,182	12,920,480	15,767,263	163,539	(23,992,266)	20,183,198

Total equity	12,886,506	11,839,101	11,082,275	(10,398,013)	(23,810,237)	1,599,632

Total liabilities and stockholders’ equity	$12,997,306	$11,839,223	$11,744,205	$2,319,138	(35,144,195)	$3,755,677

Condensed Consolidating Balance Sheets Information 2022

	As of June 30, 2021
	PARENT	SUBSIDIARY - HK entity	WFOE	VIE	Eliminations	Consolidated

Cash	$14,042	$2,948	$5,770	$26,916		$49,676
Accounts receivable				1,856		1,856
Accounts receivable - VIE			501,288		(501,288)	-
Inventory			1,420	192,844		194,264
Inventory - VIE			201,372		(201,372)	-
Inventory - WFOE				18,051	(18,051)	-
Other receivables-Subsidiaries			124		(124)	-
Other receivables - VIE			6,500,938		(6,500,938)	-
Other receivables - WFOE	30,652				(30,652)	-
Other current assets	39,868	50,000	76,198	474,123		640,189

Total current assets	84,562	52,948	7,287,110	713,790	(7,252,425)	885,985

Property and equipment, net			142,215	167,193		309,408
Intangible assets, net		1,052,500	28,663	10,984		1,092,147
Right of use asset, net			908,149	442,441		1,350,590
Investment into subsidiaries	5,860,480				(5,860,480)	-
Investment into WFOE		3,994,377			(3,994,377)	-
Other non-current assets	-		88,744	168,243	-	256,987

Total non-current assets	5,860,480	5,046,877	1,167,771	788,861	(9,854,857)	3,009,132

Total Assets	$5,945,042	$5,099,825	$8,454,881	$1,502,651	$(17,107,282)	$3,895,117

Accounts payable	$99,500		$62,332	$12,886		$174,718
Accounts payable - WFOE				501,289	(501,289)	-
Advance from customer				189,527		189,527
Accrued expense			1,381	505,905		507,286
Lease liability			473,509	256,676		730,185
Loan payable			30,959	1,455,860		1,486,819
Other payables - Datasea			30,959		(30,959)	-
Other payables – VIE			175,276		(175,276)	-
Other payables - WFOE		122		6,325,662	(6,325,784)	-
Other current liabilities	39,750		152	130,230		170,132

Total current liabilities	139,250	122	774,568	9,378,035	(7,033,308)	3,258,667

Lease liability - noncurrent			479,063	79,676		558,739

Total non-current liabilities	-	-	479,063	79,676	-	558,739

Total liabilities	139,250	122	1,253,631	9,457,711	(7,033,308)	3,817,406

Accumulated deficit	(937,751)	(760,777)	(1,925,470)	(8,112,821)	(325,039)	(12,061,858)
Other equity	6,743,543	5,860,480	9,126,720	157,761	(9,748,935)	12,139,569

Total equity	5,805,792	5,099,703	7,201,250	(7,955,060)	(10,073,974)	77,711

Total liabilities and stockholders’ equity	$5,945,042	$5,099,825	$8,454,881	$1,502,651	$(17,107,282)	$3,895,117

Condensed Consolidating Statements of Cash Flows Information

	Year Ended June 30, 2022
	PARENT	SUBSIDIARIES - HK entity	WOFE	VIE		Consolidated

Net cash provided by/(used in) operating activities	$(548,484)	$23	$(3,280,231)	$(1,246,639)		$(5,075,331)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(64,381)			(64,381)
						-
Net cash provided by/(used in) investing activities			(26,391)	(1,107,033)		(1,133,424)
Net cash provided by/(used in) investing activities (Parent investment to HK)	(7,060,000)				7,060,000	-
Net cash provided by/(used in) investing activities (Parent investment to WOFE)	(42,000)				42,000	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(3,769,866)		3,769,866	-
Net cash provided by/(used in) investing activities (HK to WOFE)		(7,056,536)			7,056,536	-
						-
Net cash provided by/(used in) financing activities	7,642,796		2,478	(1,265,970)		6,379,304
Net cash provided by/(used in) financing activities (Parent to HK )	-	7,060,000	41,629		(7,101,629)	-
Net cash provided by/(used in) financing activities WOFE to PARENT)						-
Net cash provided by/(used in) financing activities (WOFE’s cash inflow from HK)			7,074,350		(7,074,350)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				3,769,866	(3,769,866)	-
Net increase (decrease) in cash and cash equivalents	$(9,867)	$3,487	$(23,114)	$144,035		$114,541

Condensed Consolidating Statements of Cash Flows Information

	Year Ended June 30, 2021
	PARENT	SUBSIDIARIES - HK entity		WFOE	VIE	Eliminations	Consolidated

Net cash provided by/(used in) operating activities	$(511,693)	$(2,837)		$(1,043,939)	$(2,389,879)		$(3,948,349)
Net cash provided by/(used in) operating activities (WFOE to VIE)				(36,172)	36,172		(0)

Net cash provided by/(used in) investing activities				(105,907)	(62,777)		(168,685)
Net cash provided by/(used in) investing activities (Parent investment to HK, but proceeds went to WFOE directly)	(1,360,000)*					1,360,000
Net cash provided by/(used in) investing activities (HK to WFOE)		(10,689	)*			10,689	-

Net cash provided by/(used in) financing activities	1,000,529			29,190	1,419,128		2,448,847
Net cash provided by/(used in) financing activities (Parent to WFOE)	(30,529)			30,178		351	0
Net cash provided by/(used in) financing activities (WFOE’s cash inflow from parent and HK)		123	*	1,372,067 *		(1,372,190)	-
Net cash provided by/(used in) financing activities (WFOE to VIE)				(866,660)	866,660		0

Net increase (decrease) in cash and cash equivalents	$(901,693)	$(13,403)		$(568,521)	$(131,493)	$(1,150)	$(1,616,260)

*	Parent company invested $1,360,000 to HK entity, but the payment went to WFOE bank account directly, WFOE $1,372,067 cash inflow from financing activities included the Parent’s investment of $1,360,000, HK’s investment to WFOE of $10,689, and WFOE paid an expense of $123 for HK entity; the difference of $1,501 is exchange rate difference.

Dividend Distribution

Shuhai Beijing receives substantially all of its revenue in RMB. Under Shuhai Beijing’s current corporate structure, to fund any cash and financing requirements Shuhai Beijing may have, Datasea may rely on dividend payments from its subsidiaries. The WFOE may receive payments from Shuhai Beijing, and then can remit payments to Shuhai Information Skill (HK) Limited in accordance with its registration with the Chinese authority under the “Notice of the State Administration of Foreign Exchange on Relevant Issues concerning Foreign Exchange Administration for Domestic Residents to Engage in Financing and in Return Investment via Overseas Special Purpose Companies” and pursuant to the VIE Agreements. Then Shuhai Information Skill (HK) Limited may make distribution of such payments directly to Datasea as dividends thereto. Cash dividends, if any, on our shares of common stock will be paid in U.S. dollars.

Under the existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Pursuant to the SAFE Circular 37, Shuhai Beijing is allowed to pay dividends in foreign currencies to WFOE without prior approval from the SAFE, subject to the condition that the remittance of such dividends outside of the PRC shall comply with certain procedures under the PRC foreign exchange regulations applicable to PRC residents only. Approval from or registration with appropriate PRC government authorities is, however, required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for Shuhai Beijing’s accounts with little advance notice.

Datasea is a Nevada company conducting substantially all of its operations in China through its PRC subsidiaries, the VIE and its subsidiaries established in China. Datasea may make loans to the PRC subsidiaries and VIE entities subject to the approval from governmental authorities and limitation of amount, or may make additional capital contributions to subsidiaries and VIE entities in China.

Any loans to the subsidiaries or VIE entities in China are subject to foreign investment and are under PRC regulations and foreign exchange loan registrations. For example, loans by us to the wholly foreign-owned subsidiaries or VIE entities in China to finance their activities must be registered with the local counterpart of SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly use for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises). On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and does not violate with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry this out in practice. In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis.

Current PRC regulations permit WFOE to pay dividends to Shuhai Information Skill (HK) Limited only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, in accordance with Article 166 of the PRC Company Law, each of the subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each such entity in China may further set aside a portion of its after-tax profits as the discretionary common reserve, although the amount to be set aside, if any, is determined at the discretion of such entities board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

As of the date of this report, neither Shuhai Beijing nor any of Datasea’s subsidiaries have ever paid dividends, made earnings distributions, transferred cash or other assets by kind to Datasea directly or indirectly. Also Datasea has not made any distributions or paid dividends to its shareholders, including U.S. investors, as of the date of this report. We intend to keep any future earnings to re-invest in and finance the expansion of our business in China. We do not have the intentions to distribute earnings or settle amounts owed under the VIE Agreements in the near future nor do we anticipate that any cash dividends will be paid or Shuhai Beijing’s earnings will be distributed and transferred to the holding company in the foreseeable future. Under the Cayman Islands law, a Cayman Islands company may pay a dividend on its shares out of either profit or share premium amount, provided that in no circumstances may a dividend be paid if this would result in the company being unable to pay its debts due in the ordinary course of business. See “Summary Consolidated Financial Data”.

Datasea Inc., through its subsidiary, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), a leading provider of intelligent and digital technology products and solutions conducts business activities in China and the VIE that holds its seven subsidiaries, possesses cutting-edge products and solutions in three converging and innovative industries: 5G messaging, acoustic intelligence and smart city to Support the digitalize and intelligentize of a broad range of commercial enterprise clients and households in China.

The VIE entities, Shuhai Beijing and its subsidiaries currently maintains the following licenses required by the PRC authorities to operate our business:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology, including ICP, SP and ISP; and

●	Telecom network code number resource use certificate; and

As of the date of this report, all of the PRC subsidiaries and VIE entities have obtained their respective business licenses issued by the State Administration for Market Regulation of China, and all licenses are currently valid.

In addition, Shuhai Beijing obtained a value-added telecommunications business operation license ICP from the Ministry of Industry and Information Technology of the People’s Republic of China on April 25, 2021, valid until April 25, 2026. On January 21, 2021, Shuhai Beijing obtained the value-added telecommunications business operation license SP from the Ministry of Industry and Information Technology, valid until December 31, 2025. Moreover, on April 9, 2021, Shuhai Beijing obtained a network document business license from the Beijing Municipal Bureau of Culture and Tourism, valid for until April 8, 2024.

Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) obtained a license SP from the Ministry of Industry and Information Technology on January 16, 2021, valid until January 6, 2026. On April 2, 2021, Zhangxun obtained a certificate for the use of telecom network code and number resources from the Ministry of Industry and Information Technology, which is valid until January 16, 2026.

Heilongjiang Xunrui Technology Co., Ltd. (“Xunrui” or “Xunrui Technology”) obtained a value-added telecommunications business operation license SP from the Ministry of Industry and Information Technology on April 25, 2022, valid until April 25, 2027. On June 8, 2022, Xunrui obtained the telecommunications network code resource use certificate from the Ministry of Industry and Information Technology, valid until April 25, 2027.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. We also believe that each of the contracts among the wholly-owned PRC subsidiary, the consolidated VIE and its shareholders is valid, binding and enforceable in accordance with its terms. Based on the above, we believe that Datasea, Datasea’s subsidiaries, the VIE and the VIE’s subsidiaries have obtained all the approval and permissions from the PRC authorities necessary for the respective entities to operate the business as of the date of this annual report.

ICP (Internet Content Provider), abbreviated as ICP, is a telecom operator that comprehensively provides Internet information services and value-added services to the majority of users. The required certificate is the ICP certificate. Internet Content Providers (ICPs, Internet Content Providers) are responsible for providing their website content and related services. According to Order No. 291 of the State Council of the People’s Republic of China “Regulations of the People’s Republic of China on Telecommunications” and No. 292 “Administrative Measures for Internet Information Services” (referred to as ICP Administrative Measures), the state implements a licensing system for ICPs that provide Internet information services.

SP (Service Provider), refers to the direct provider of mobile Internet service content application services, responsible for developing and providing services suitable for mobile phone users according to user requirements. The SP provides services to the user through the value-added interface provided by the operator, and then the operator deducts the relevant service fee from the user’s mobile phone fee and broadband fee, and finally the operator and the SP divide it according to the proportion. The SP service on the mobile terminal includes plain text short message (SMS), which is the simplest SP service. It also includes multimedia messages that users can obtain for various personalized multimedia contents. In addition it also includes games, ring tones, dating communities, advertising and other value-added services.

ISP (Internet Service Provider), which comprehensively provides Internet access services, online browsing, downloading files, sending and receiving e-mails and other services to the majority of users, is the entrance and bridge for network end users to enter the Internet.

According to an excerpt from Article 4 of the “Measures for the Administration of Internet Information Services”: “The state implements a licensing system for commercial Internet information services; and a filing system for non-commercial Internet information services. Those who have not obtained a license or have not gone through the filing procedures shall not engage in Internet information services.” Moreover, Article 19 provides that “Anyone who violates the provisions of these Measures by engaging in commercial Internet information services without obtaining a business license, or providing services beyond the permitted items, shall be ordered by the telecommunications management agency of the province, autonomous region, or municipality directly under the Central Government to make corrections within a time limit. If there is no illegal income or the illegal income is less than RMB 50,000, a fine of not less than RMB 100,000 but not more than 1 million yuan shall be imposed; if the circumstances are serious, the website shall be ordered to shut down.”

The telecommunications network code number resource use certificate refers to the license for user number and network number composed of numbers and symbols for realizing telecommunications functions. Number resources are owned by the state. The state implements a system of paid use of code and number resources. The state implements an approval system for the use of code and number resources. Without the approval of the Ministry of Industry and Information Technology and the communications administrations of provinces, autonomous regions and municipalities directly under the Central Government and other competent telecommunications authorities, no unit or individual may use numbering resources without authorization. According to the provisions of the “Administrative Measures for Telecommunications Network Code Number Resources”, the management and use of telecommunications network code number resources (hereinafter referred to as code number resources) within the territory of the People’s Republic of China shall abide by these Measures, and apply for and use code number resources in compliance with regulations. If a telecommunications business operator violates these Measures and is subject to an administrative penalty by the Ministry of Industry and Information Technology once within a year, the Ministry of Industry and Information Technology will not accept its code number application within one year from the date of the administrative penalty, within two years from the date of the second administrative penalty, the Ministry of Industry and Information Technology will not accept its code number application. If the code number resources are obtained by fraudulent means, and the use of code number resources is not reported as required, a warning may be given depending on the seriousness of the circumstances, and a fine of not less than RMB 5,000 but not more than RMB 30,000 will be imposed. If there is no illegal income or the illegal income is less than 50,000 yuan, a fine of not less than RMB 100,000 but not more than RMB 1 million shall be imposed. The company’s VIE entity has legally obtained the telecommunications network code number resource use certificate and is within the use period.

There are clear laws and regulations for the application and use of appeal-related licenses above. The company needs to apply for and abide by it and does not need to rely on the opinions of PRC legal counsel. On the other hand, the company communicated with PRC legal counsel to ensure compliance before applying for and handling procedures of relevant licenses.

On November 14, 2021, the Cyberspace Administration of China (“CAC”) released the Regulations on the Network Data Security Management (Draft for Comments), or the Data Security Management Regulations Draft, to solicit public opinion and comments until December 13, 2021, which has not been promulgated as of the date of this report. Pursuant to the Data Security Management Regulations Draft, data processors holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which became effective on February 15, 2022, an online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad.

As of the date of this report, Datasea, its subsidiaries, the VIE and VIE’s subsidiaries have not received any notice from any authorities requiring the PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. Given that none of Datasea, its subsidiaries, the VIE and VIE’s subsidiaries possesses personal data of at least one million individual clients or collect data that affects or may affect national security in their business operations as of the date of this report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future, which could materially and adversely affect our business, financial conditions, and results of operations. See section labeled “Risks Associated With Doing Business in China” and the associated risk factor on pages 59 - 68.

Our Business Summary

Datasea is a leading provider of products, services, and solutions in three converging and innovative industries: 5G messaging, acoustic intelligence and smart city to enterprise and retail customers. Datasea Inc., through the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), operates in China and the VIE holds seven subsidiaries to explore the business possibilities. The company possesses proprietary and cutting-edge technologies, which build a solid foundation for Datasea to design, develop and supply digital and intelligent solutions in each category.

Datasea positions strategically in 5G messaging, acoustic intelligence and smart city to address long-term opportunities that present clear advantages of scale and new profitable revenue streams. During the reporting period, the company achieved operating income of $17,080,911, increase 9,653% by comparing with the same period of last fiscal year, representing twelve-month consecutive growth. The company's revenue growth rate was strong and reached a new high, and the increase in revenues was mainly due to the expansion of the Company’s business towards 5G messaging.

Digital and intelligent development is the new normal to real economies and people’s daily life in China, and we believe that a multi-dimensional systems and integrated digital solutions are fundamental to our ability to empower and integrate the various digital businesses within China enterprise’s’ ecosystem. We aspire to understand and anticipate the needs of our clients and provide tailored digital solutions with a collaborative overlay to them.

The company’s financial objectives include growing sales and increasing the markets served, to achieve its goals, the company seeks out key growth opportunities across products, markets, and regions. To complement its organic growth strategy, the company continually evaluates strategic partnerships to expand its value-added product and service offerings, increase market penetration, and expand its geographic reach.

Our intelligence technology products and solutions operates there main business lines:

●	(1) 5G Messages. As a leading service provider in China’s 5G communication field, Datasea increases and improves the ways in which people and businesses communicate, while delivering brands the opportunity to engage, convert and nurture buying relationships efficiently. Meanwhile, Datasea creates a new messaging ecosystem through the integration of modern communication technologies, based on the telecom ecological network, and directly connects with enterprises through the SMS portal on mobile terminals.

●	Datasea has formed a suite of solutions including: 5G Messaging Marketing cloud platform (5G MMCP), updated 5G Integrated Messaging Marketing cloud platform (5G IMMCP) and “Smart Push”. 5G IMMCP expands connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manage users from different platforms all in one 5G IMMCP solution. Smart Push, a precision marketing solution powered by 5G messaging technology with broad applicability to serve companies of all sizes and helps enterprise clients send personalized messages at scale to a captive audience and engage in one-on-one conversations that may lead to conversions, sales, and customer loyalty. “5G MMCP + 5G IMMCP ” and “Smart Push” are designed to satisfy businesses and retailers’ marketing needs and have formed a closed loop of the unique SAAS business model of channel consumption + subscription service, and services covering the whole market. ability to achieve dual business drivers.

●	Target customer. According to different scenarios, industry characteristics and different marketing presentation methods, the company’s 5G IMMCP platform and solution provide services for a wide range of industries including express, cultural tourism, retail, real estate, education and training, leisure and entertainment, etc., and Both commercial enterprises and individual users, who may to engage, convert and nurture buying relationships efficiently.

Business model. Datasea develops, sells, and delivers solutions, based on software and services. The contracts are typically software license and systems integration based. 5G messaging business includes recurring revenue from software licenses and support, and value-added services (5G multimedia video SMS technology system, etc.).

Industry recognition. As the leader and a key player in the field of 5G messaging technical supporter in China’s various application industries, the Company keeps building momentum and reinforce leadership in the 5G messaging business, and Shuhai Beijing is one of the directors in the 5G Message Working Group of the Academy of Information and Communications of the Ministry of Industry and Information Technology, a CSP partner of the three major operators, a member of the China Communications Enterprise Association, a member of China Express Association, and a provider of the Tencent Enterprise Microservice. Also the “Top 10 Enterprises of 5G Messaging in 2021” by New 5G Messaging (New Media) and 5G New Business Center. Being a key player in the 5G messaging business and having the wide product suitability for businesses in different industries may help Shuhai Beijing to continue its growth.

Market potential. Datasea is one of the first movers in the 5G messaging industry and has built a comprehensive 5G messaging product portfolio with high brand recognition. The company’s 5G messaging business continues to be recognized and engaged by customers in various sectors and the revenue in 2022 will continue to grow. As of this annual report, Datasea serves and cooperates with clients in more than 11 industries on 5G SMS, 5G marketing cloud platform (“5G IMMCP” “) and value-added services. According to the news published by Dao Insights on October 4, 2021, the 5G messaging market size of China is estimated to be 300 billion RMB ($46.54 billion) over the next 5 to 7 years. Datasea will continue to manage changing market requirements and capture new business opportunities leveraging its leadership momentum and take advantage of the 5G messaging market in China.

●	(2) Acoustic Intelligence. In the field of acoustic intelligence, Datasea is an acoustic intelligence trailblazer and aims to introduce this cutting edge technology and its applications to China and the world. Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and Shuhai jingwei (Shenzhen) Technology, Co., Ltd. (“Shuhai Jingwei”) combine artificial intelligence technology and acoustic technology to offer dynamic instead of static products, and demonstrates our vision, ability and advantage to stay ahead of the emerging market trends in acoustic intelligence.

●	Datasea has formed a suite of solutions including: Datases’s Ultrasonic Sound Air Disinfection Equipment incorporates innovative acoustic intelligence powered disinfection that has proven to achieve a 99.83% efficacy in nine seconds against Covid-19 and reduce other bacteria and viruses without human contact, peculiar odor, or environmental damage. Datasea’s Device relies on the high-speed movement of the proton of ultrasound to destroy the formation of microorganisms and can kill bacteria and virus faster than UV and alcohol. At present, a complete set of acoustic intelligent product system has been formed:

a.The products that can effectively kill viruses on the surface of objects through ultrasonic waves have been upgraded to version 2.0, which realizes the coexistence of humans and is harmless;

 b. The air and environmental disinfection product series has completed the research and development and prototype production of ultrasonic air sterilizers in 4 categories and more than 15 models, which will be mass-produced and market-oriented, which can effectively kill the new coronavirus in the ambient air.

Meanwhile, Datasea commits to tap acoustic intelligence’s full business potential and wields acoustic intelligence across industries in meaningful ways. Datasea has formed plans to introduce the acoustic intelligence-powered products including precision machining, ultrasonic medical beauty, ultrasonic medical care and sleep aid products, and has now entered the research and development stage.

●	Target customer. Datasea’s acoustics intelligence products are able to respond a wide range of disinfection needs and help the users for enterprises, households and individuals in healthcare, medical beauty, Precision Machining, environmental protection and agriculture sectors.

Business model. Datasea’s acoustic intelligence products are provided to businesses and customers. What’s more, Datasea also developed partnerships on innovation and joint research and development to explore new opportunities and increase revenue stream. Examples include using acoustic intelligence in precision manufacturing, home appliances and other industries.

Industry recognition. The company has first-class technology and product applications in the field of acoustic intelligence. Our acoustic intelligence technology has obtained nine software copyrights from the Government of China, and seven patents from the Government of China related to acoustic intelligence powered disinfection technology are pending approval. Shuhai Beijing and Shuhai Jingwei has entered into partnerships with top notch institutions in this area and equipped itself with solid R&D capability. In the reporting period, Shuhai Beijing released China’s inaugural white paper “Industry Development and Technology Application of Acoustic Intelligence in China,” with co-authors, with MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute,. The white paper dives into the current and future application cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industrial outlook to provide technical insights and guide industry development.

Market potential. China’s acoustic-intelligent industry is under rapid expansion. According to the “Feasibility Study Report on China’s Acoustic Device Market 2021-2025” released by Newsijie Research Center, China’s acoustic device market is expected to grow at a compound annual growth rate of 15.6% and reach RMB 46 billion (approximately $7.23 billion) by 2025.  With the integration of acoustic intelligence, Datasea developed scenario-based solutions based on the customer-centric strategy We have completed the proprietary technology certification, received testimonials from leading lab and applied for patents from the Government of China for the Ultrasonic Sound Air Disinfection Equipment. We also plan to apply for UL certification, TUV certification, as well as RED, CE, and ROHS certifications to prove the quality of our product and help with the product launch in international markets, including the United States and Europe.

●	(3) Digital Smart City. Datasea developed a digital city platform with smart campus, smart community, smart scenic area and smart security solutions. The digital smart city business of Datasea is based on the Internet of Things, big data, and AI algorithm platforms, and relies on the Datasea big data center, Internet of Things cloud platform and artificial intelligence cloud platform to create various industries application clouds. Through the application of various scenarios in the city, the in-depth integration of informatization, industrialization and urbanization can be realized, refined and dynamic management can be realized, and the effectiveness of urban management and the quality of life of citizens can be improved. The digital city platform includes smart campuses, smart communities, smart scenics and smart security, etc. Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology,” Shuhai Beijing, collectively with Guozhong Haoze and Xunrui Technology, are hereafter referred as the “SCB Operating Entities”) mainly focus on the Smart City Business.

●	Target customer. Provide digital systems, solutions and services for schools, communities, industrial parks, various types of enterprises, and families.

Business model. Datasea’s digital city products are mainly sold through direct sales and agency franchise; in addition, smart campuses, smart communities, smart parks, and smart security products provide SAAS services and private clouds.

Industry recognition. Shuhai Beijing possesses acoustic, non-visual, and visual intelligent algorithms. The artificial intelligence, machine learning, and data analysis capabilities are combined, so the solutions are not only providing visibility but also identifying behavioral patterns with industry-leading advantages.

Market potential. SCB Operating Entities establish five major business service systems which are digital economy, digital government, digital culture, digital society, and digital ecology and using the three major middle-end platforms to support modern digital city business. It has realized the three-dimensional perception of urban full-time space elements, the application support of full-service systems, and the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. Shuhai Beijing, Guozhong Haoze and Heilongjiang Xunrui facilitate the construction of China’s digital smart city by providing a digital smart city application platform that meets the needs of residential communities, schools, and commercial enterprises in the Chinese market.

In addition, we have also been planning to expand our overseas market exposure, including setting up a R&D center/institution cooperation in the United States in the near future, taking the US register company as the main body of operation and setting up US business subsidiaries, and promoting the company’s acoustic intelligence related products to the global market including North America.

Datasea is in the stage of becoming a leading enterprise in China's digital economy and a well-known multinational conglomerate by providing cutting-edge artificial intelligence globally especially for acoustic intelligence to better build the digital world. The Company will achieve the vision and objective by our strategy of technological innovation, talent training, and ecological construction.

Impact of coronavirus outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported in China, upon which the World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” During the period from January to March 2020, the Company’s marketing and business developments efforts were materially adversely affected since, among other reasons, the Company’s employees were not able to return to our offices to resume their duties. The Company resumed its operations in April 2020. As a recipient of the PRC government support programs intended to mitigate the adverse economic impact of the pandemic, the Company’s business operations has recovered and not be materially affected going forward. Its Smart security platform has enabled the Company’s R&D team to continue working in online mode during the pandemic. The Company expects that the impact of the COVID-19 outbreak on the United States and world economies may have a material adverse effect on the demand for the Company’s services for a period of time. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that the pandemic continues on for a longer period of time, we may need to raise capital in the future.

As the COVID-19 pandemic continues, the Chinese government has taken a series of measures to prevent and control the new crown pneumonia. On June 28, 2022, the National Health and Medical Commission announced the “New Coronavirus Pneumonia Prevention and Control Plan (Ninth Edition)”, insisting that the general policy of “dynamic clearing” has not changed, and the isolation and control requirements for risk personnel are more stringent. In response to the impact of the normalization of new crown epidemic prevention and control on the economy, society and life, the company also responded accordingly and integrated the epidemic prevention and control system and epidemic prevention and control functions as sub-modules into the normalized smart campus system and smart public community system; and developed ultrasonic collaborative disinfection equipment, relying on the principle of high-speed motion of ultrasonic protons to destroy microorganisms, launched the acoustic intelligent product system against COVID-19, and will be mass-produced and market-oriented.

Recent Material Developments

On August 17, 2020, Shuhai Information Technology Co., Ltd. (hereinafter referred to as Shuhai Beijing), the VIE of Datasea Inc., was registered and founded a wholly-owned subsidiary in Shenzhen, Guangdong — Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd., with the purpose of carrying out smart security business in the Guangdong-Hong Kong-Macao Greater Bay Area as well as international import and export in a timely manner.

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

Our Detailed Business Analysis

The recent business developments indicate the Company’s progress in general business developments, contracts acquisition, product upgrade, marketing efforts and industry recognition.

1. 5G Messaging

1.A. Business developments:

With the wide acceptance of 5G applications across the country, especially the acceleration of digitalization and intelligent construction in the Chinese business community has led to a rapid increase in the demand for smart-related systems and promotion services based on 5G technology in the Chinese market.

As a leading RCS business solution provider in China, we have been working closely with the three major telecom operators since inception, and obtained 5G messaging CSP business from China Telecom, China Mobile and China Unicom respectively. At present, based on the 5G messaging underlying platform of the operator, we have developed our own core product 5G Messaging Marketing cloud platform (5G MMCP) and updated a one-stop smart all touch 5G Integrated Messaging Marketing cloud platform (5G IMMCP). During the reporting period, Shuhai Beijing and Shuhai Zhangxun have formed the core products of “5G MMCP + 5G IMMCP ” and “smart push”, and has formed a closed loop of the unique SAAS business model of channel consumption + subscription service, and services covering the whole market. ability to achieve dual business drivers. In December 2021, Shuhai Beijing and Shuhai Zhangxun assisted ZTO Express (“ZTO”), one of the leading logistics companies in China to complete the first placement order through 5G messaging services in express delivery industry. The order marked the readiness for commercial use of the 5G messaging services that we developed in China’s heavily used express industry.

Shuhai Beijing generates its revenue from 5G SMS, 5G integrated message marketing cloud platform (“5G IMMCP”) and 5G Value-added service such as multi-media video messaging technology system and advertisement. The business is based on a recurring revenue model, such as 5G SMS which is based on the fee to charge on number of promotion messages have been sent in at least one year, as customers are generally billed on a fixed basis each month for the duration of the signed contract （one to three years in length. As a result, the recurring sales accounted for about 70.12% of the total 5G SMS income.

As of the date of the report, Shuhai Beijing and Shuhai Zhangxun were engaged in various contracts that were related to SMS, 5G IMMCP, such as Zhangzhou baina and Hanghzou runsheng, with a total contract value of approximately $41.72 million, which the company expects to receive in increments over the course of the next fiscal year, however there cannot be any assurance of when the full amount will be received if at all. Our 5G messaging application has covered over 11 industries including express, health care, retail, tourism and more, has become the leader of the 5G messaging industry ecosystem in China. With 5G messaging business entering the fast lane, it is expected that our 5G messaging business will maintain continuous and growth in the next three years.

In addition, we have developed and provided our 5G applications for clients including the following:

●	Create a fruit chain retail 5G message full-scenario service application for Xianfeng Fruit;

●	Build a large offline Mall 5G message full-scenario service application with Joy City;

●	Create an innovative application of 5G messaging for Siwei Sanitary Ware in chain stores;

●	New Century Hotel Group builds innovative application of 5G messaging for high-end hotel chain brands;

●	Created an innovative 5G messaging application for online retail for Hao.com, a TV shopping platform owned by Zhejiang Radio and Television;

●	Created innovative e-commerce 5G messaging application for Hals, the largest stainless steel vacuum vessel manufacturer in China;

●	Join hands with SF Express to create innovative 5G messaging applications in the express delivery industry;

●	Join hands with YTO Express to create innovative 5G messaging applications in the express delivery industry;

We are actively involved in the discussion and creation of 5G messaging ecological regulations. In addition, we actively participate in the discussion and formulation of 5G messaging ecological regulations: In March 2022, we joined hands with SF Express to jointly participate in the compilation of the “5G message blue book” on the express industry of the Ministry of Industry and Information Technology Institute. We participated in the compilation of the “5G Messaging Development White Paper” jointly issued by the China Academy of Information and Communication Technology and the China Association of Communications Enterprises in June 2022.

Those continuing demonstration shows Shuhai Beijing and Shuhai Zhangxun’s business capabilities and recognition of the 5G messaging business by the market. It not only provides 5G messaging services to a broad range of industrial institutional clients but also has begun to become one of the core suppliers to assist industrial institutional clients to reach smart phone users in China.

1.B. Contracts developments: (Part of the representative contract)

In September 2021, Hangzhou Zhangxun and Hubei Kuanyun Network Technology Co., Ltd. signed a cooperation agreement on 5G SMS business sales, with a contract amount of approximately $4.33 million (RMB 28 million). The contract period is one year, the billing cycle is one calendar month, and the customer will issue invoices every month. The Company has provided customers with related SMS sending services since September and achieved a monthly operating income of approximately US$210,300 (RMB 1,41 million); The service will last until September 2022.This is the first major customer order for the company’s 5G SMS business.

In September 2021, Hangzhou Zhangxun and Quantum Communication (Beijing) Technology Co., Ltd. signed the cooperation agreement on 5G SMS service sales, with the contract amount of approximately $3.87 million (RMB 25 million). The actual execution amount is US$3,907,200 (RMB 26.22 million ).

In October 2021, Hangzhou Zhangxun and Jiangxi Zhouwang Network Technology Co., Ltd. (“Jiangxi Zhouwang”) signed a value of $4.67 million (RMB 30 million). The procurement contract for SMS and 5G MMS services. The contract period is one year, the billing cycle is one calendar month, and the customer will issue invoices monthly. The service will continue until October 2022.

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

In April, China Telecom subsidiary Tianyi Video Media (” Tianyi “), which has an industry-leading video content aggregation and distribution platform, became a customer of Hangzhou Zhangxun. The agreement amounts to $708,700. Tianyi has formed a multi-business collaborative development business model based on video content subscription, video live streaming, video cloud services and video data consulting. Hangzhou Zhangxun provides not only 5G messaging services to a wide range of institutional customers, but also has begun to become one of the core providers, helping companies reach hundreds of millions of mobile phone users in China through 5G messaging.

In May 2022, Hangzhou Zhangxun and China Mobile Construction Co., LTD. Nanjing Branch signed a $1.043 million smart hotel private cloud platform construction and procurement contract. After the acceptance of the service was completed in August 2022, Hangzhou Zhangxun received a remittance of $1.043 million （RMB6.735 million） from China Mobile Construction Co., LTD. ’s Jiangsu branch on September 16, 2022.

In June, Datasea Announced a $14.99 Million Procurement Agreement to Supply 5G Messaging Services with Zhangzhou Baina Intelligent Technology Co. The agreement demonstrates Datasea’s capability to provide rich messaging experiences through 5G at scale and revolutionize the way enterprises interact with customers.

In July, Datasea Entered into $22.3 Million Sales Agreement to Provide 5G Messaging Services with Hangzhou Runsheng Network Technology Ltd, a leading marketing service provider offering a suite of powerful marketing automation features to enterprises including China UnionPay, Ping An Group, and JD.com, etc. The agreement reflects an acceleration in demand for Datasea’s 5G messaging services and penetration in the 5G messaging market.

In August, Datasea signed a sales agreement worth $4.47 million with Shenzhen Huanchen Technology Co LTD, a leading provider of information technology and smart traveling solutions to automate and streamline O2O vehicle services. The cooperation is reflective of the growing popularity of 5G messaging marketing services across the nation and the momentum we’ve witnessed in the adoption of 5G smarter marketing tools.

1.C. Product upgrades:

5G IMMCP

Upgraded the 5G message marketing cloud platform (“5G MMCP”) to an Integrated 5G message marketing cloud platform (“5G IMMCP”), expanding connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manage users from different platforms all in one 5G IMMCP. And optimizing the system and communication and enhancing the customer experiences by adding functions in 5G IMMCP including CRM iteration, configuration center, open center iteration, and message center iteration.

Three new modules have been added: 1)All-in-one integrated messaging cloud platform with access to all types of messages such as SMS, video SMS, 5G messages, APP system notifications, WeChat message notifications, DingTalk message notifications, smart voice calls, etc., and can be combined and used according to user needs while reducing costs and increasing efficiency; 2). Middle office Operation: industry-specific SOP library, precise operation plan, general material library, etc., so that users can quickly get started with private domain operations with efficiency; 3). Digital employees: RPA+NLP technology realizes automated private domain operations.

Smart Push

Hangzhou Shuhai Zhangxun Information Technology Co., Ltd, an affiliate of the Company, has launched its new application module “Juchuan Smart Push”. Smart Push integrates 5G wireless, big data and data mining to transform the marketing experiences. 5G wireless is accurate at pinpointing location. When combined with 5G messaging, that means a retailer would be able to tell who is near the store and immediately trigger SMS and video SMS to promote the product or services the customer is standing very close to. Empowered by data science, Smart Push can even leverage more information and customer inputs to personalize the messages. Enterprises from different industries, including but not limited to tourism, retail, real estate, education and training, leisure and entertainment, and express delivery, will all be able to reach, convert and maintain their buyer’s relationship with Shuhai Zhangxun’s 5G messaging offerings.

1.D. Marketing expansion:

To better promote business development and meet the demand of customers, Shuhai Beijing and Shuhai Zhangxun continue to strengthen and update its marketing and sales system. The unique sales model includes:

1) increasing professional sales team, focusing on expanding and maintaining the Company’s existing potential customer needs and transforming them into deal transaction. As of the reporting date, the sales team of Hangzhou Zhangxun has increased to 14 people in this quarter, responsible for nationwide sales and the establishment of partner marketing systems; while the team of Shuhai Beijing and the core subsidiaries, including Shenzhen Jingwei and Heilongjiang Xunrui, have established sales team of 8 people, continue to focus on promotion and acquire local key clients, hoping to improve the Company’s 5G messaging and other business influence, and eventually acquire more and more key clients and generate revenue repidly.

2) Partner/broker mode, use the resources and contacts of partners to import more potential demand and promote the order transformation of 5G messaging service of the company. During the reporting period,, Hangzhou Zhangxun have obtained over 20 partners of different levels cover sever provinces such as Jiangsu, Zhejiang, Guangdong and Anhui.

3) Joint marketing mode, using partner resources to invite agents and end customers to participate in the promotion meeting led by the company’s business team to reach the signing of agents or direct customers; 5 promotion meetings had been held for past fiscal year;

4) The enterprise key customer project cooperation mode promotes cooperation by cultivating enterprise key customers and developing many projects that can be implemented by enterprise key customers, and can introduce the synergy of other products or services of the company except 5G message service, such as digital smart city. As of the reporting date, long term cooperative relationship with major telecom operators and a number of provincial & municipal companies to expand product applicability  and customer coverage including Nanjing Branch of China Mobile Communications Group Jiangsu Co., Ltd., value-added service operation center company responsible for its whole network business with China Telecom, one of China’s three major operators, Zhejiang Jiaxing Branch of China Mobile and Jiangsu Branch of China Mobile.

The above business models have developed standard business processes to effectively promote company’s 5G messaging and other core business progress.

Shuhai Beijing and Shuhai Zhangxun are positioned to provide 5G marketing services in express and logistics, internet, catering, e-commerce, finance, property management, and other industries in the Chinese market. Blue chips customers included Zhongtong, Yuantong, Shentong, Shunfeng, Yunda and Rookie. Among that, Zhongtong express was the one that completed the first delivery order placed through 5G messaging in China’s express industry. At the same time, the Company led the major players in China’s express industry to jointly launch the formulation of 5G messaging standard for the sector. Therefore, Datasea became the  leader in the field of 5G messaging technical support in China’s express industry. In addition, in the medical sector, during this fiscal year, the Company provided 5G information aggregation platform services to Huizhou Huiyang Dongfeng general hospital, and assisted Dongfeng for reaching and transforming high-quality leads, maintained customer relations, as a great example of 5G messaging application.

1.E. Industry recognition:

In September 2021, Datasea was awarded third place in the 4th National “Blooming Cup” 5G Application Competition, which is an industry business application competition.

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

Shuhai Zhangxun was recently named the “Top 10 Enterprises of 5G Messaging in 2021” by New 5G Messaging (New Media) and 5G New Business Center.Shuhai Zhangxun   has become an innovative pioneer of cross-platform product integration in the field of 5G messaging in China. Especially in the field of express delivery,  Shuhai Zhangxun set the 5G messaging application benchmark with ZTO express, and the application has been highly recognized by the industry as an expample of “building a cross-platform product matrix in the field of 5G messaging and leading the ecological integration of 5G messaging”.

In March 2022, Shuhai Zhangxun joined hands with SF Express to jointly participate in the compilation of the blue book on the 5G news of the express delivery industry of the Ministry of Industry and Information Technology.

In June 2022, Shuhai Zhangxun participated in the compilation of the “5G Message Development White Paper” jointly issued by the China Academy of Information and Communications Technology and the China Association of Communications Enterprises.

In June 2022, Shuhai Zhangxun participated in the 5G Messaging Developer Marathon of the Sailing Plan, which was fully supported by the 5G Messaging Working Group and hosted by the Hard Walnut Developer Community, and won the second prize with the Olympic and Park solutions.

2. Acoustic Intelligence Business

2.A. Business developments:

As core platform of company’s Acoustic intelligence business, Shuhai Jingwei devotes itself to the technological development and product design of smart products in the major fields and scenarios such as health, medical care, agriculture, etc. supply chain management, promotion and sales. During the reporting period, the core team of the acoustic business has been strengthened, as well as the company’s ability to solve practical problems in various industries with excellent technology and excellent products. At the same time, a number of well-known experts in the field of acoustic effects, ultrasound, acoustic algorithms, electro-acoustic technology and other fields have been introduced to form an expert team to ensure that Shuhai maintains a leading position in technology in the field of acoustic intelligence in China.

In addition, Shuhai Jingwei was effectively utilize the industrial cluster in the Guangdong-Hong Kong-Macao Bay Area, which is conducive to the establishment and improvement of the company’s technology, production, marketing, supply chain and logistics system, and reduces the impact of global inflation on the supply chain. Ensure that the acoustic intelligent hardware products are put on the market as planned. Especially Datases’s Ultrasonic Sound Air Disinfection Equipment incorporates innovative acoustic intelligence powered disinfection that has proven to achieve a 99.83% efficacy in nine seconds against Covid-19 and reduce other bacteria and viruses without human contact, peculiar odor, or environmental damage.

In order to quickly enter the market and increase market share, the strategy of Shuhai’s acoustic intelligence business is TO B and TO C in parallel. First of all, cooperates with large B-end customers to supply core acoustic disinfection modules, such as the cooperation with Shanghai Zhuifeng Automobile, and the company’s cooperation with future customers. we will supply 300,000 sets of core disinfection components for Nanjing Xinrong, which will enable the company’s supply chain to mature as soon as possible; On the C-end, especially the brand value of the home health field, Datasea has launched the Shuhai brand of acoustic smart products, which are mainly for sales to households and individual users. For example, the Shuhai ultrasonic acoustic air sterilizer has entered the stage of mass production.We also plan to apply for UL certification, TUV certification, as well as RED, CE, and ROHS certifications to prove the quality of our product and help with the product launch in international markets, including the United States and Europe, and reduce the risk associated with the single market in China.

Our acoustic intelligence technology has obtained nine software copyrights from the Government of China, and seven patents from the Government of China related to acoustic intelligence powered disinfection technology are pending approval. In the reporting period,Shuhai Beijing released China’s inaugural white paper “Industry Development and Technology Application of Acoustic Intelligence in China,” with co-authors, with MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute,. The white paper dives into the current and future application cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industrial outlook to provide technical insights and guide industry development.

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

2.B. Contracts developments:

Shuhai Jingwei has executed a purchase agreement with Jiangsu Xinrong Network Technology Research Institute Co., Ltd. (“Xinrong”), a company providing software development, artificial intelligence, and big data solutions. In conjunction with the agreement, Xinrong is a supplier of intelligent equipment and solutions to a wide range of institutional clients, including banks, universities, and hospitals. To better serve its clients and tap into the needs for sterilization and disinfection solutions. Xinrong agrees to purchase Shuhai Jingwei’s acoustic intelligence powered disinfection equipment and undertakes that the total value of this engagement would be RMB 20 million (approximately USD 3.14 million) over the course of the two-year agreement. The acoustic intelligence powered disinfection equipment features innovative ultrasonic sound sterilization that has proven to be able to purify air, reduce bacteria and viruses such as COVID-19 and H1N1by over 99.9%.

2.C. Product updates:

Datase adopts innovative acoustic intelligent disinfection technology to provide acoustic intelligent related hardware devices. Based on the effect and application characteristics of acoustics (ultrasonic and infrasound), it has developed ultrasonic collaborative disinfection equipment, which relies on the high-speed movement of ultrasonic protons to destroy the formation of microorganisms, which can be more energy efficient than ultraviolet and alcohol to kill bacteria and viruses faster. Datasea’s acoustic intelligence sets have passed the certification of the third party authoritative institutions that has proven to achieve a 99.83% efficacy in nine seconds against Covid-19.Datasea’s acoustic intelligence technology has obtained nine software copyrights from the Government of China, and seven patents from the Government of China related to acoustic intelligence powered disinfection technology are pending approval.At present, a complete series of acoustic intelligent products has been formed to help protect families, staff, patients, students, and visitors in private residences or public space.

a. The products that can effectively kill viruses on the surface of objects through ultrasonic waves have been upgraded to version 2.0, which realizes the coexistence of humans and is harmless;

b. The air and environmental disinfection product series has completed the research and development and prototype production of ultrasonic air sterilizers in 4 categories and more than 15 models. A sales agreement has been signed, and various models are about to be mass-produced and put on the market very soon.

The main functions are as follows:

☑Main function: kill and inactivate the new coronavirus in seconds

☑Main technology: high-efficiency ultrasonic, synergistic ultraviolet, negative

Oxygen ion Photocatalyst

☑Auxiliary function

1.	Decompose pollutants: such as formaldehyde, benzene, ammonia, TVOC;
2.	Purify the air: sterilization and deodorization, anti-mildew, anti-fouling and self-cleaning, Purify the air, negative oxygen ions, etc.;
3.	Control display: temperature and humidity; PM2.5

(1)	Floor-standing acoustic effect air sterilizer series

☑Usage scenarios: Can be widely used in office buildings, conference rooms, restaurants, hotels and other public places and families

(2)	Desktop acoustic effect air antivirus machine series

☑Usage scenarios: For bedroom room desktop, office desktop and other spaces

(3)	Vehicle-mounted acoustic effect air killer

☑Usage scenarios: Portable and convenient in-vehicle disinfection.

(4)	Wall-mounted air disinfection equipment

☑Usage scenarios: Bathroom or other small space.

In August 2022，Shuhai Jingwei has entered into a five-year manufacturing agreement with Shenzhen Antuopu Technology Co., Ltd.(“Antuopu”), a leading manufacturer specializing in air purifiers. Antuopu will manufacture Datasea’s air disinfection equipment, which features Datasea’s acoustic intelligence technology. The production for global market rollout is expected.

2.D. Market Expansion:

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

In order to access the top tier artificial intelligence technology and establish a world class branding, Datasea, the Nevada incorporated company, will be localized in the US for multiple business functions such as design, creation, supply chain management, marketing, sales, and capitalization. By doing so, it will be more efficient to connect with the R&D institutions or to team up with engineering talents in Silicon Valley where the global innovation hub is for developing the most advanced products associated with the Patent Cooperation Treaty to better solve clients’ demand. Further, the management team strongly believes developing international markets, including the United States, and building a global business structure can change the current single structure in which business revenue is entirely derived from the Chinese market, and improve the single market’s ability to resist risks due to changes and impacts such as policies, epidemics, and inflation, as well as investor information transparency and effective compliance risk reduction. Datasea’s plan to enter the U.S market is pursuant to the growth strategy and commitment to tap acoustic intelligence’s full business potential. The Company plans to introduce in the U.S. the Ultrasonic Sound Sterilization and Antivirus Equipment acoustic intelligence products in agriculture as the first step of the global footprint expansion.

2.F. Industry recognition:

In January, Shuhai Beijing released China’s inaugural white paper with co-authors, MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute, to uncover detailed facts and compelling analyses of the acoustic-intelligence technology, commercial applications, and the industry outlook. Shuhai Beijing dives deeply into the current and future use cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industry outlook to provide technical insights and guide industry development. In addition, China’s acoustic-intelligent industry is under rapid expansion. In the future, acoustic intelligence will be more mature with extensive applications. With the integration of acoustic intelligence, scenario-based solutions will be enhanced. Technological progress will unlock tremendous business opportunities and potentials in the real economy.

3. Smart City business

3.A. Business developments:

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology,” Shuhai Beijing, collectively with Guozhong Haoze and Xunrui Technology, are hereafter referred as the “SCB Operating Entities”) mainly focus on the Smart City Business.

SCB Operating Entities have visual intelligent algorithms as well as cutting-edge acoustic and non-visual intelligent algorithms. It combines artificial intelligence, machine learning and data analysis capabilities so that its solutions not only provide visibility but also identify behavioral patterns. In addition, Shuhai Beijing, Guozhong Haoze and Heilongjiang xunrui have established three major middle-end platforms that support modern digital smart city business: big data platform, IoT platform, and digital twin. It has realized the three-dimensional perception of urban full-time and space elements, the application support of full-service systems; the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. SCB Operating Entities will help the construction of China’s digital smart city and continue to provide a digital smart city application platform that meets the needs of residential communities, schools and commercial enterprises in the Chinese market.

3.B. Contracts developments:

In July 2021, Shuhai Beijing and its wholly-owned subsidiary, Heilongjiang Xunrui Technology Ltd. (“Xunrui”) completed the implementation of customized access controls, monitoring and reporting mechanism for the office building of the Heilongjiang Branch of China Pacific Life Insurance.

In September 2021, Shuhai Beijing and its wholly-owned subsidiary, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) executed a strategic agreement with Eastcom Smart Chain (Beijing) Network Technology Co., Ltd. to provide smart systems for canteens and restaurants in approximately 200 schools and institutions over the next two years. According to the agreement, the Company mainly provides smart systems and smart payment services for school restaurants. Through our smart system, it can realize the traceability of food (food source safety monitoring), see-through kitchens (cooking processing safety monitoring), and contactless payment (smart payment).

On October 28, 2021, Guozhong Haoze signed a purchase order with Eastcom Smart Chain for the food safety supervision system of the Smart Canteen of Heze No. 1 Middle School in Shandong province with an amount of approximately $2,900 (RMB 18,670).

On December 2021, Shuhai Beijing and Guozhong Haoze executed two sales contracts with Tianjin Youwei Electronic Engineering Co., Ltd and Yucang Technology (Beijing) Co., Ltd. for smart community solutions with an amount of approximately $30,928 (RMB 204,124.99). So far, all payments have been received, hardware has been installed. We will continue to provide more services for community intelligence and epidemic prevention and control.

In Mrach 2022, Heilongjiang Xunrui has signed a purchase agreement with Jiangsu Xinrong Network Technology Research Institution Co., Ltd., a company providing software development, artificial intelligence, and big data solutions. In conjunction with the agreement, Xinrong will establish and operate information systems for 100 residential communities and has agreed to purchase 5G messaging smart city solutions directly from Xunrui at a budget of RMB 500,000 (approximately USD 78,800) per residential community. Xunrui estimated that the total value of this engagement would be RMB50 million (approximately USD 7.88 million) over the course of the two-year agreement. The 5G messaging smart city solutions include the offerings of hardware equipment which adopts artificial intelligence-based technology to assist in identifying the potential public security risk, and software which leverage cloud computing safety. The 5G messaging smart city solutions will not only offer visibility but also help the property management team identify behavioral patterns, generate objective, real-time qualitative measurement, and analysis. Eventually preventing safety risk and supporting proactively safety management.

3.C. Product updates:

Shuhai Beijing and its subsidiaries laid out a series of upgrades in:

1)	In response to changing market demands, the technical team of Datasea has developed an all-in-one machine to provide functions including temperature measurement and health code reading that can be widely used in public areas with public health management needs such as communities, parks, hospitals, subway stations and more. In addition to the standard temperature measurement, functions include records export and abnormal measurement alarm. The new all-in-one machine has been connected with the national health QR codes, which can realize the linkage of prevention and control information from time to time. The products will be introduced to the market according to market conditions.

2)	IoT cloud platform 2.0 upgrade function.

In the new version 2.0, we have added the business capabilities of the open data business center and third-party business users to access. Users can pass standardized registration approval and upload their own. Now, the 2.0 version platform has supported the access of the group’s full line of equipment products and popular products in the market, and has provided multiple types of products under the group. The business platform campus security cloud platform, smart community platform, campus dormitory management system, etc. provide massive data flow processing and support.

3)	Campus Security Cloud

In the campus security cloud system, Shuhai Beijing and its subsidiaries have added the access management of the Internet of Things service gateway and the access management of the video streaming media gateway. The addition of the two services provides more favorable terminal data push support for the Shuhai security cloud platform. The two gateways can be packaged Complete sets of sales products for equipment sales, which can be combined with our business application platform for sales. The campus security cloud video streaming service gateway can be sold as a device or can be deployed locally in the form of a program. The video streaming function can provide localized video streaming services to the campus security cloud platform.

History and Background

Information relating to the history about Datasea, Shuhai Beijing and its subsidiaries is incorporated by reference from our Annual Report on Form 10-K for the fiscal year June 30, 2020 filed with the SEC on September 28, 2020 (“2020 Annual Report”) under the caption “History and Background.”

VIE Agreements

Information relating to our corporate history is incorporated by reference from our 2020 Annual Report under the caption “VIE Agreements.”

Datasea relies on contractual arrangements with the consolidated VIE and its shareholders, Zhixin Liu, Chairman of the Board, President, CEO of DataSea and Corporate Secretary, and Fu Liu, a Director of the DataSea (Fu Liu is the father of Zhixin Liu), to operate our business. The contractual arrangements with respect to the VIE are not equivalent to an equity ownership in the business of the VIE.  We consolidate the VIE as a primary beneficiary through the contractual agreements between Tianjin Information, an indirect subsidiary of DataSea and Shuhai Beijing, the VIE. If the consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by the consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the consolidated VIE, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

A condensed consolidating schedule that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of the same dates and for the fiscal years ended June 30, 2022 and 2021 in tabular form was contained in pages F-12 to F-14 of the 2021 Annual Report.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over the consolidated VIE, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

Competitive Strengths

The Company believes our market position and potential future growth can be attributed to the following key factors and competitive strengths:

1. Talents

We have a strong and dynamic team. The R&D team of Shuhai Beijing mainly comes from Chinese Academy of Social Sciences and other well-known universities and technology enterprises;  Shuhai Beijing has a sales team with experience in serving fortune 500 enterprises,  The finance, risk control, strategy and capital departments of Shuhai Beijing are composed of professionals from well-known enterprises and listed companies at home and abroad. In this fiscal year, Shuhai Beijing and its subsidairies continues to actively introduce the cooperation mode of external expert think tanks and research institutes, including but not limited to Institute of Acoustics of Chinese Academy of Sciences, China Academy of Information and Communications, Standards Institute of China,, China Artificial Intelligence Industry Alliance, etc.

The company has gradually launched a special plan for talent development, formed its own talent pool, and cultivated talents in an all-round way. During the reporting period, the company and some scientific research institutes established strategic partnerships or joint Talent Lab in the fields of acoustic intelligence, acoustics and optoelectronics (power) In addition, the company sent a doctoral talent to Europe for working exchange;

The company has established a sound marketing and promotion strategy, including a nationwide partnership system. The local partners of the company’s development basically have many years of experience in marketing, operation and team management. After joining the company’s system, they have added a large number of outstanding talents to the company’s market expansion and sales and enhanced the team’s accumulation of experience and market vitality.

We will also continue to attract great talent to our team with a great corporate culture and stock incentives.

2. Differentiated technical advantages

The company actively develops and uses acoustic intelligent technologies and products to establishes technical barriers and thresholds that are different from other competitors. R&D has always been the core and driving force of the company. Based on the two innovative inside research institutes, has gathered together the background of the well-known R&D team of the Chinese Academy of Social Sciences, deepens the strategic cooperation and application of acoustic intelligence technology, talents and markets, and strengthens the application and industrialization of acoustic intelligence’s unique technology Landed services, fully implemented the industrial and technological layout of acoustic sterilization, acoustic medical beauty, acoustic medical care, acoustic agriculture, acoustic detection, etc. In the post-epidemic era, launched a series of acoustic sterilization products that utilize the interaction between ultrasound and biology. The phenomenon of “resonance”, “convergence” and “traction” caused by sound waves close to the natural vibration frequency of the organism itself. This resonance effect is dual: positive traction, which promotes biological growth; false traction, excessive traction, or reverse inhibition, which disrupts or hinders biological functional behavior. Mastering the core technology of solving practical problems using the characteristics of sound waves (especially ultrasonic and infrasound) enables the company to seize the opportunity in the field of acoustic intelligence industry.

3. Unique Company strategy

Shuhai Beijing has been focusing on the long-term establishment of exclusive advantages through technological development and strategic deployment, helping sustainable development and accumulation of potential energy.  From the combination of visual perception technology and artificial intelligence big data technology at the very beginning, the Company’s products can be more active in identification and analysis, and effectively produce intervention, from passive monitoring to active prevention.  Since then, the Company has seen that the integration of multiple sensing technologies can enhance the effectiveness of intelligent security solutions and enhance the applicability of products, and the Company has purposefully started to deploy acoustic intelligent technologies.  Data science is of great significance to the accuracy of multiple perception technology and the processing of complex environment. Combined with the common and similar underlying technology logic, Shuhai Beijing has strategically entered 5G message and smart payment.  In the future development, each sector is not only the source of the Company’s profits, but also mutually reinforcing effect, which can improve the Company’s overall product value and overall ecological viability, help the Company accumulate sustainable development, and promote the potential energy to become the industry leader.

4. Quality strength advantage

Shuhai Beijing has obtained the certification of Computer Information System Safety Product Quality Supervision and Inspection Center of the Ministry of Public Security (through relevant tests and tests), ISO9001 quality management system certification, ISO27001 information security Management system certification, ISO14001 environmental management system certification and ISO18001 occupational health and safety management system certification.  As well as the “Engineering Enterprise qualification Certificate” issued by China Safety technology Prevention Industry Association, the “Membership certificate” granted by China Safety Technology Prevention Industry Association, which has become a powerful guarantee for the quality of our products.

5. Customer resource and location advantage

The original customers of the Company are distributed in donzens of provincial administrative regions in China including Beijing, Liaoning, Jilin, Heilongjiang, Jiangsu, Shanxi and Guangdong. During the reporting period, the company continued to expand in Guizhou and other provinces through 5G messaging and acoustic intelligence business, and signed 5G messaging sales or service agreements with more than 11 industry customers including express logistics, Internet, chain fitness, education, etc. The proportion of the company’s service customers covering China’s provincial administrative divisions continued to increase, and the industry depth and breadth of service customers increased significantly.

 6. Advantages of industrial development and regional headquarters construction

With the three major industries of 5G messaging, acoustic intelligence and digital smart city as the goal, Shuhai Beijing and its subsidaries promotes the innovative development model of Datasea in the most domestic cities and regional headquarters bases in China. Led by Shuhai Beijing, relying on its own world-class technology and industry status, the industrial ecology centered on 5G applications with acoustic intelligence and 5G messages as the carrier is deeply expanded in regional headquarters base cities, landing subsidiaries and markets, and collaborating with the industry chain. Parties, incubation project companies, research institutions, enterprise service institutions and related parties will jointly build the regional headquarters ecological platform.

The completed regional headquarters cities are: Northeast Harbin Regional Headquarters, Beijing-Tianjin-Hebei Tianjin Regional Headquarters, Yangtze River Delta Hangzhou Regional Headquarters, Guangdong-Hong Kong-Macao Greater Bay Area Shenzhen International Headquarters, and will soon establish regional headquarters in South China, Central China, and Southwest China. The company’s regional headquarters base in the landing city has effectively gathered relevant large, medium, small and micro enterprises in the industrial chain to enhance the company’s cost control and supply chain bargaining power, forming a talent pool reserve and expanding local customers. It will also be conducive to the innovation of market mechanisms, new technology and product innovation, and to enhance the overall strength and nutritional income of the Company.

Growth Strategy

We are committed to the following growth strategies’ :

Driven by new technologies and new products

R&D has always been the core and driving force of the company. The company actively develops and uses acoustic intelligent technologies and products to establish and maintain technical barriers and thresholds that are different from other competitors. Strengthen the unique technology application and industrialization service of acoustic intelligence, and comprehensively implement the industrial and technological layout of acoustic sterilization, acoustic medical beauty, acoustic medical care, acoustic agriculture, acoustic detection, etc., so that all those effects make the company can seize the first opportunity in the field of acoustic intelligence industry.

Market demand driven -- Demand driven by post-epidemic market changes.

(a) 5G messaging

5G has changed society, from consumption to industry, from the connection of people to the interconnection of things, the important role of 5G in the digital economy era is self-evident. Among the users of 5G messages, ordinary individual users can read text and pictures without downloading, and can also send videos, locations, and even complete payments, which are basically equipped with the functions of small program applications. However, the providers and promoters of 5G messages and core usage are China’s massive enterprise application market. The enterprise portal of 5G messages can serve as a bridge to link enterprise informatization services and enterprise traffic to consumers, and help enterprises integrate content, information, business, directly pushing services to users will be one of the most important ways for companies to promote and acquire customers in the future. In the future, the “message-as-a-service” model after 5G messages upgrade ordinary short messages will bring greater commercial value to enterprises.

(b) Acoustic intelligence

At present, Shuhai Beijing acoustic intelligence business has made significant progress. The continuous progress of acoustic intelligence-related technologies, third-party test reports, pilot demonstrations, and the finalization and mass production preparation of related products have been completed, which can support the current Chinese market intelligence and digital construction, including the development of application industries such as industrial Internet of Things, smart cities, medical beauty, medical care, people’s livelihood consumption, and agriculture. In particular for the post-pandemic era, the air anti-virus products of the company’s acoustic intelligence business are about to be launched on the market, quickly realizing new business income contribution to the business.

(c) Digital Smart City

As a mature product of the company, the digital smart city product solution focuses on smart communities, smart agriculture, smart security and other fields and has become the whole industry chain construction of smart cities. Relying on the new generation of information technology that integrates acoustics and AI, it provides more accurate urban epidemic prevention and control, community service management, commercial marketing promotion, smart transportation and other application scenarios in multiple scenarios such as urban security noise monitoring, urban noise control, and smart home. An efficient short-chain closed-loop solution to create a new paradigm for China’s digital city upgrade iteration.

Driven by talents

The company is committed to establishing a strategy-driven and learning growth team, improving professional leadership, forming a community of values, development and interests, and promoting the overall growth of the company.

The company has continuously optimized the talent incentive training mechanism, built a comprehensive professional and technical system of Shuhai, improved technical soft power, and gradually formed professional and technical ability barriers for strategic core capabilities. The company has gradually launched a special plan for talent development, formed its own talent pool, identified high-quality talents, launched the “Shuhai Talents” plan, formed a talent IP development strategy, and formed a talent pool; started to build doctoral workstations, academician workstations, and special research groups, cultivating leading talents in science and technology. They are the core of the company’s talent-driven strategy.

Driven by Management

Guided by the trend of market economy, we attract more customers through product innovation and obtain brand identity. In the management of performance indicators, the whole budget is taken as the starting point to stimulate long-term behaviors which is consistent with value creation, so as to ensure that the goals of the whole organization are consistent and the strategies are interconnected. In the process of budget implementation, various measures and methods should be taken to prevent, eliminate or reduce the possibility of risk events, so as to avoid losses caused by risk events. In addition, the company has also completed the evaluation mechanism based on multi-level and multi-dimensional objective evaluation to ensure the implementation of responsibilities, dynamic monitoring, effective evaluation and management. For example, the company will evaluate the application and effectiveness of patent enforcement by R&D personnel and implement various forms of incentive mechanisms. This approach has proved to be the most effective way to propel data manipulation.

Driven by incentives

The Company provides intelligent information technology solution services and innovation incubation platform services as the two-wheel drive, so as to use equity incentives to encourage internal and external technology, management and market partners to jointly build a community of interests.  To this end, the Company’s management team, research and development team, marketing and operation team and other internal employees, directors and consultants, as well as external partners and other contributions to the Company’s development, take the listed company stock incentive (S-8) and partner holding platform based on various forms of incentive.  And has implemented stock compensation for independent directors and external consultants.  In the future, the Company will provide stock compensation for more team member and partners who have made contributions to the Company, and continue to encourage and ensure the positive contributions of talents to the Company.

Research and Development

We believe the key to success in our attractive market is research and development. As such, we have invested, and intend to continue to invest, substantial resources in the research and development of acoustic intelligence, 5G communications and the Smart city underlying technology platforms (Internet of Things, artificial intelligence and big data).

We maintain three high quality research and development teams responsible for hardware and software design. All research and development teams consist over 50 specialists, including several top talented individuals in the acoustic intelligence field. Approximately 20 members of our research and development team are based in Heilongjiang, mainly focusing on the research and development of smart city related IoT, artificial intelligence, big data and visual algorithms. Approximately 10 members of our research and development team are based at our Shenzhen Jingwei, focusing on the continuous research and development of acoustic intelligent technology and product design based on ultrasonic air disinfection equipment. The company’s disinfection equipment has been certified by a third-party agency of China’s most authoritative Wuhan Institute of Virology, and can produce 99.83% of the disinfection effect against new coronary pneumonia within 9 seconds. We also cooperate with several third-party research and development partners such as Institute of Acoustics, Chinese Academy of Sciences, School of Artificial Intelligence, China Academy of Information and Communication technology, China Institute of Standards, China Artificial Intelligence Industry Alliance, and carried out in-depth cooperation on technological innovation, expert resources, and industry standard setting.

In January,2022, Shuhai Beijing released China’s inaugural white paper with co-authors, MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute, to uncover detailed facts and compelling analyses of the acoustic-intelligence technology, commercial applications, and the industry outlook. Shuhai Beijing dives deeply into the current and future use cases of acoustic intelligence in China and outlines the introduction of acoustic intelligence, technology development, commercial applications and industry outlook to provide technical insights and guide industry development. In the future, acoustic intelligence will be more mature with extensive applications. With the integration of acoustic intelligence, scenario-based solutions will be enhanced. Technological progress will unlock tremendous business opportunities and potentials in the real economy.

Our R&D process for a new or enhanced system or product typically start with our R&D team brainstorming with our marketing and sales team to create new ideas and designs containing clients’ needs. Our marketing and sales team and our R&D team will hold meetings to discuss and summarize the information and determine which potential products they expect to be popular among existing and new customers. Our R&D team will then determine the feasibility of the proposed new products. From time to time, our R&D team will generate ideas for new products from a technological perspective and communicate such ideas with the marketing and sales team. If the new product proposal is approved by senior management, the Company will officially establish the project of developing the new product.

Our research and development department is currently focusing on the further advancement of the technology used in our products, including artificial intelligence, acoustic intelligence, non-visual algorithms, and more. We have invested, and will continue to invest, substantial resources in our research and development activities, including 5G applications and acoustic smart hardware devices.

1. Core technologies

The Company has set up the main direction of technical innovation and application with acoustic intelligence as the core of nonvisual fusion. As of September 2022, Shuhai Beijing has two currently valid patents(all patents herby are PRC registered), Xunrui Technology has four valid patents and Tianjin Information has one currently valid patent; Shuhai Beijing also has nine patent applications pending substantive examination, as shown below:

The company actively develops and uses acoustic intelligent technologies and products to establishes technical barriers and thresholds that are different from other competitors. R&D has always been the core and driving force of the company. Strengthens the application and industrialization of acoustic intelligence’s unique technology Landed services, fully implemented the industrial and technological layout of acoustic sterilization, acoustic medical beauty, acoustic medical care, acoustic agriculture, acoustic detection, etc. In the post-epidemic era, launched a series of acoustic sterilization products that utilize the interaction between ultrasound and biology. Mastering the core technology of solving practical problems using the characteristics of sound waves (especially ultrasonic and infrasound) enables the company to seize the opportunity in the field of acoustic intelligence industry.

The Company has set up the main direction of technical innovation and application with visual and nonvisual fusion perception algorithm as the core. As of September 2022, the Company has made the following achievements in patent applications from the State Intellectual Property Bureau:

Publication and Granted

No.	Publication Number	Description	Application Status

Patents Owned by Shuhai Beijing

1	CN108922101A	An smart security campus management system of Shuhai Information	Granted
2	CN108961661A	Shuhai security intelligent sensor system	Granted

Patents Owned by Tianjin Information

3	CN108961661B	Three-dimensional smart security alarm linkage system	Granted

Patents owned by Xunrui Technology

4	CN110374479B	A type of intelligent security equipment	Granted
5	CN108871456B	security intelligent sensor system	Granted
6	CN111179546B	An adaptive distributed audio alarm method and system	Granted
7	CN109033874B	A multi-role login method and system of Android program based on SQlite database	Granted

Substantive Examination

No.	Publication Number	Description	Application Status

		Shuhai Beijing
1	CN109146406A	The attendance system of Shuhai Information based on GPS positioning information supported RFID technologies	substantive examination
2	CN108985423A	An electronic student card system of Shuhai Information	substantive examination
3	CN111191540A	An object status analysis method and system based on thermal gradient	substantive examination
4	CN111243623A	A method, device and system concerning progressive audio alarm	substantive examination
5	CN111179527A	An alarm method, device, system and storage medium based on dynamic audio information	substantive examination
6	CN111191656A	Behavior recognition method and system based on multi-spectral image information	substantive examination
7	CN2019113640070	An S-AIOT information management method and system based on consensus mechanism	substantive examination
8	CN111212445A	An S-AIOT information processing method and system based on neural network	substantive examination
9	CN111179969A	An alarm method, device, system and storage medium based on audio information	substantive examination
		Xunrui Technology
10	202110164267.4	The invention relates to an intelligent temperature detection method, device and electronic equipment	substantive examination
11	202110163396.1	The invention relates to a new infrared temperature measuring device and a temperature measuring method.	substantive examination
12	202110162293.3	Facial expression recognition method, device and electronic equipment based on complex scene	substantive examination
		Shuhai Zhangxun
13	2021114316160	Intelligent information communication system based on 5G message	substantive examination
		Acoustic Effect Technology
14	202230336336.0	Acoustic effect disinfection man-machine coexistence instrument I	has been accepted
15	202230336646.2	Acoustic effect disinfection instrument I (high-end version)	has been accepted
16	202230320646.3	Acoustic effect disinfection instrument type I (universal)	has been accepted
17	202230336653.2	Intelligent acoustic effect handle type I	has been accepted
18	202221777917.9	Ultraviolet ultrasonic plasma disinfection equipment	has been accepted
19	202221781894.9	The handle used for sterilizing the device	has been accepted
20	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	has been accepted

2. Major products

The Company mainly focuses on developing the following two categories of products: software and smart hardware devices.

1) Software system - mainly refers to software systems and solutions related to 5G messaging cloud platforms/5G digital platforms and smart cities. As a result of the Company’s increased investment in R&D and the onboarding of technical talents, the Company has totally obtained 77 copyright registrations in China for our software, of which Shuhai Beijing owns 35 Software Copyright registrations, Xunrui owns 17 Software Copyright registrations, Tianjin Information owns 18 Software Copyright registrations,Shuhai Zhangxun owns 4 Software Copyright registrations and Shuhai Acoustic Effective owns 3 Software Copyright which are shown in the table below:

It mainly refers to software systems and solutions related to 5G message cloud platforms/digital platforms and smart cities.

Software Copyright Owned by Shuhai Beijing
No.	Certification	Certificate No.
1	Shuhai XIN Platform internet activity audit security management system V1.0	Ruan Zhu Deng Zi No.1054520
2	Shuhai XIN Platform WIFI device feature collection management system V1.0	Ruan Zhu Deng Zi No.1111383
3	Shuhai XIN Platform micro mall system V1.0	Ruan Zhu Deng Zi No.1111535
4	Shuhai XIN Platform SMS platform system V1.0	Ruan Zhu Deng Zi No.1111683
5	Shuhai XIN platform 3G website content management system V1.0	Ruan Zhu Deng Zi No.1111690
6	Shuhai media advertising system V1.0	Ruan Zhu Deng Zi No.1111694
7	Shuhai XIN platform micro marketing system V1.0	Ruan Zhu Deng Zi No.1111700
8	“Shuhai Safe Campus” mobile end - security management system V2.0	Ruan Zhu Deng Zi No.1575317
9	“Shuhai Safe Campus” security management system V2.0	Ruan Zhu Deng Zi No.1575313
10	“Shuhai XIN Platform” front-end equipment control system for smart elevator detection V2.0	Ruan Zhu Deng Zi No.1574419
11	“Shuhai XIN Platform” smart elevator inspection & pre-alarm management platformV2.0	Ruan Zhu Deng Zi No.1575648
12	“Shuhai XIN Platform” smart elevator real-time monitoring and alarm management platform V2.0	Ruan Zhu Deng Zi No.1575758
13	“Shuhai XIN Platform” smart elevator screen equipment monitoring system V2.0	Ruan Zhu Deng Zi No.1575665
14	“Shuhai XIN Platform” smart advertisement launching system V2.0	Ruan Zhu Deng Zi No.1575670
15	Shuhai Information smart safe campus management system V1.0	Ruan Zhu Deng Zi No.2888248
16	Shuhai Information XIN Platform security management system (Android Version) V2.21	Ruan Zhu Deng Zi No.2918496
17	Shuhai information XIN platform security management system (IOS version) V2.21	Ruan Zhu Deng Zi No.2918467
18	Shuhai Information big data smart decision-making platform for governmental affairs V1.0	Ruan Zhu Deng Zi No.2962930
19	Shuhai Information campus smart brain information management platform V1.0	Ruan Zhu Deng Zi No.2961899
20	Shuhai Information university big data innovation laboratory platform V1.0	Ruan Zhu Deng Zi No.2962919
21	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
22	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
23	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
24	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
25	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176483
26	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
27	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
28	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
29	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
30	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484
31	The three-dimensional linkage system for Epidemic Prevention and control in Shuhai Information Community V1.0	Softcopy Registration No.7128687
32	Shuhai information scanning code aggregation payment system	Softcopy Registration No.7299094
33	Shuhai information social group purchase system	Softcopy Registration No.7296663
34	Shuhai information face recognition payment system V1.0	Softcopy Registration No.7298094
35	Shuhai information online shopping mall System	Softcopy Registration No.7300125

Software Copyright owned by Xunrui Technology
No.	Certification	Certificate No.
36	Xunrui smart security integrated management platform v1.0	Ruan Zhu Deng Zi No.5201855
37	Xunrui big data visual analytics platform v1.0	Ruan Zhu Deng Zi No.5201772
38	Xunrui visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201824
39	Xunrui non-visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201861
40	Xunrui epidemic prevention and control linkage early warning system v1.0	Ruan Zhu Deng Zi No.5201704
41	Xunrui smart campus security management system v1.0	Ruan Zhu Deng Zi No.5201776
42	Xunrui smart scenic area security management system v1.0	Ruan Zhu Deng Zi No.5201574
43	Xunrui smart community security management system v1.0	Ruan Zhu Deng Zi No.5201869
44	Xunrui smart one-key alarm management system v1.0	Ruan Zhu Deng Zi No.5201784
45	Xunrui smart guest management system v1.0	Ruan Zhu Deng Zi No.5201780
46	Xunrui O2O community group Shopping Mall system V1.0	soft registration No. 9940999
47	Xunrui Smart Campus Security cloud platform system V1.0	soft registration No. 9941054
48	Xunrui Wisdom canteen arrangement system V1.0	soft registration No. 9941000
49	Xunrui aggregation message cloud platform V1.0	soft registration No. 9941047
50	Xunrui B2B2C online mall system V1.0	soft registration No. 9941055
51	Xunrui Wisdom Canteen Food traceability system V1.0	soft registration No. 9995289
52	Xunrui 5G message cloud platform V1.0	soft registration No. 9995307

Software Copyrights owned by Tianjin Information
No.	Certification	Certificate No.
53	Campus danger alarm system V1.0	Softcopy Registration No.7177594
54	Community prevention and control personnel information registration system V1.0	Softcopy Registration No.714470
55	Intelligent Community Management System V1.0	Softcopy Registration No.7125871
56	Community prevention and control health information Management system V1.0	Softcopy Registration No.7131600
57	Campus epidemic prevention and control personnel access management system based on face recognition	Softcopy Registration No.7263518
58	Campus epidemic prevention and control temperature measurement data management system	Softcopy Registration No.7242759
59	Intelligent community intelligent monitoring and management system V1.0	Softcopy Registration No.7558127
60	Campus information Management System V1.0	Softcopy Registration No.7561345
61	Intelligent community access control management system	Softcopy Registration No.7568924
62	Community prevention and control temperature measurement data management system	Softcopy Registration No.7565701
63	Campus monitoring system V1.0	Softcopy Registration No.7570612
64	Community prevention and control personnel information Management system V1.0	Softcopy Registration No.7570807
65	Campus Intelligent acoustic Warning System V2.0	Softcopy Registration No. 8580724
66	Intelligent acoustic Early warning System V2.0 for medical and nursing environment	Softcopy Registration No. 8580553
67	Intelligent acoustic Early warning system V2.0 for public places	Softcopy Registration No. 8580552
68	Swimming pool intelligent acoustic warning system V2.0	Softcopy Registration No. 8580686
69	Home Intelligent Acoustic Warning System V2.0	Softcopy Registration No. 8580685
70	Hotel Intelligent acoustic warning system V2.0	Softcopy Registration No. 8580725

Software Copyrights owned by Shuhai Zhangxun
71	Messaging platform V1.0	Softcopy Registration No. 8185990
72	Message Marketing Cloud Platform V2.0	Softcopy Registration No. 8187558
73	The CRM platform V2.0	Softcopy Registration No. 8187327
74	Marketing Tools Platform V2.0	Softcopy Registration No. 8185994

Software Copyrights owned by Acoustic Effect Technology
75	High frequency acoustic effect air coupling algorithm software V1.0	Softcopy Registration No. 9854777
76	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Softcopy Registration No. 9877299
77	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Softcopy Registration No. 9864534

Softcopy Rights owned by Xunrui Techonolgy(Under review)
1	Xunruirong media information marketing platform	acceptance number: 2022R11S1174489
2	Xunrui comprehensive online Office OA System	acceptance number: 2022R11S1174483
3	Xunrui integrated security cloud platform	acceptance number: 2022R11S1174473
4	Xunrui Smart Apartment management system	acceptance number: 2022R11S1174505
5	Xunrui Aggregate payment and settlement system	acceptance number: 2022R11S1174493
6	Xunrui AI intelligent algorithm analysis platform	acceptance number: 2022R11S1174485
7	Xunrui intelligent acoustic recognition system	acceptance number: 2022R11S1174499
8	Xunrui Intelligent Park management system	acceptance number: 2022R11S1174502
9	Xunrui Wisdom Catering System	acceptance number: 2022R11S1174496
10	Xunrui satellite remote sensing - Agricultural Management System	acceptance number: 2022R11S1174465

Soft Copyrights owned by Shuhai Jingwei(under review)
11	Square intelligent acoustic early warning and recognition system 1.0	Acceptance No. : 2022R11S1205098
12	Community medical center intelligent acoustic early warning recognition system 1.0	acceptance number: 2022R11S1205039
13	Stadium intelligent acoustic early warning and identification system 1.0	Acceptance NO: 2022R11S1204961
14	Home intelligent acoustic early warning recognition system 1.0	Acceptance NO: 2022R11S1205121
15	College intelligent acoustic Early warning and recognition system 1.0	acceptance number: 2022R11S1205071
16	Apartment intelligent acoustic Early warning and recognition system 1.0	acceptance No. : 2022R11S1205154

Intelligent hardware terminal:

Based on the principles and application characteristics of acoustics (ultrasonic, infrasound), Datasea Acoustics team has developed unique intelligent hardware products. The products rely on the high-speed motion of ultrasonic protons to destroy the formation of microorganisms and can kill bacteria and viruses faster than ultraviolet rays and alcohol. At present, it has entered the mass production period and obtained downstream customers contract.

3. Intellectual property rights

As of the date of this report, Shuhai Beijing and its subsidiaries own 7(issued by State Intellectual Property Bureau of PRC) Patents and 77 Software Copyrights(issued by National Copyright Administration of PRC), with 20patent applications has been accepted and pending substantive examination

4. Planning for innovation

  In terms of innovation, the company always adheres to the development strategy of "two-wheel drive" for technological innovation and market demand. On the one hand, it insists on implementing product and technology development from the market and customer demand-oriented, on the other hand, it solves market pain points and promotes sales through the leading role of technological innovation, so that R&D drives sales and sales guarantees R&D. The company adheres to the circular innovation model to develop this generation of products while researching on the next generation of products.

Specifically, in the technical trend and product planning level of the business sector:

Acoustic intelligence

In addition to the company's current promotion of mass production and market promotion of air disinfection and surface disinfection products, it will also vigorously develop ultrasonic sleep aids, ultrasonic sleep monitors, ultrasonic beauty instruments, household ultrasonic scalpels and other products, and actively deploy acoustic intelligence innovative applications in medical beauty, medical care and other fields. At the same time, basic research is carried out on the underlying technologies such as acoustic vector sensors, ultrasonic nanochips, and ultrasonic algorithms in an ecologically integrated manner.

In terms of implementation, the company adopts two methods: independent research and development and joint development. For applied products and technologies such as ultrasonic sleep aids and household ultrasonic scalpels, the company mainly focuses on independent research and development to meet the rapid and changeable innovation needs of the market. For forward-looking products or technologies such as ultrasonic nanochips and ultrasonic algorithms, the company cooperates with universities or research institutes to organize joint research on new technologies, new processes and new products of acoustic intelligence to shorten the R&D results, transformation cycle and occupy the market.

5G Messaging

In the next 3 to 5 years, Datasea team will drive the strategic upgrade with 5G messaging technology innovation. 5G messaging is a 5G ecological-level application. We will gradually pass through the three stages of scenario reach, ecological improvement, integration and innovation to improve the capabilities of the 5G messaging platform so that it has three core competencies, including business collaboration capabilities, service upgrade capabilities, and digital marketing capabilities. We may help industry and enterprise customers give full play to the advantages of 5G messaging technology, create new development momentum, and enhance the company's core competitiveness and brand influence by implementing technological transformation, new product development and informatization construction driven by technological progress.

Smart city

Innovation of Smart city is mainly based on the Internet of Things, big data, and AI algorithm platforms, product development is based on an integrated product development (IPD) model, driven from two directions of core technology and market demand, to ensure that it meets both technological advancement and personalization. To meet the needs of customers, build product technical shelves and product platforms, and launch products accurately, quickly, at low cost, and with high quality through shared modules and cross-departmental teams. Through the technology platform and core products supported by the core technology and core technology, the solution for multiple customer groups is continuously formed based on the core product, and the enterprise forms an ecological structure based on the core technology, technology platform and product platform.

5. R&D investment

As for the fiscal year ended June 30, 2021 and 2022, we spent $851,839 and $1,259,739 in research and development, respectively. Datasea, Shuhai Beijing as VIE, and its subsidiaries intend to invest approximately $10 million in technological product development over the next three years, of which the budget for each sector is presented in the table below.

No.	Item	% in budget
1	Salary of R&D personnel (incl. the introduction of high-end talents)	58%
2	Procurement of scientific research facilities	20%
3	Procurement of testing devices	6%
4	Intermediate testing and tooling	5%
5	Establishment of new technical schedule	4%
6	Appointment of external technical experts	5%
7	Others	2%

Product Manufacture

1. Mode of production

In order to save costs, on the basis of a comprehensive understanding of the industry and the market, the company adopts a manufacturing outsourcing model in the production of acoustic intelligent hardware products, but adopts an independent or joint design model in product appearance. On the basis of line standardization, the control process of “prototype selection - prototype determination - content determination - replication efficiency and replication effect” is established. At the same time, the R&D management process from “approval-node monitoring-assessment” was established, and the standard manufacturing process and construction management process were optimized to guide factory production, supply chain procurement and project site construction.

Shuhai Jingwei, a subsidiary of the Chinese operating company contractually controlled by the Company, has entered into a five-year manufacturing agreement with Shenzhen Antuopu Technology Co., Ltd.(“Antuopu”), a leading manufacturer specializing in air purifiers. Antuopu will manufacture Datasea’s air disinfection equipment, which features Datasea’s acoustic intelligence technology. The production for global market rollout is expected after the confirmation of the prototype.

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

3. Outsourcing partner and outsourced products

As of June 30, 2022, we had partnerships with around 50 outsourcing partners. We are currently expanding into other outsourcers and looking for new opportunities to retain and optimize our outsourcing and supply chain resource pools.

No.	Major Outsourcing Partner
1	Zhejiang Shoukuan Technology Co., Ltd.
2	Beijing Yaxi Ruisi Culture Media Co., Ltd.
3	ZTO Express Group
4	Shenzhen Yuxin Management Consulting Co., Ltd.
5	Nanjing Sea Otter Software Co., Ltd.
6	Nanjing Xianghu Network Technology Co., Ltd.
7	Zhejiang Chuhai Digital Technology Co., Ltd.
8	Shanghai Yitao Information Technology Co., Ltd.
9	Guangdong Pinchun Technology Co., Ltd.
10	Guangdong Boyun Technology Co., Ltd.
11	Code Beat (Xiamen) Technology Co., Ltd.
12	Nantong Zhengying Yongyi Information Technology Co., Ltd.
13	Taiyuan Shiwei Technology Co., Ltd.
14	Sichuan Xiangyu Enterprise Credit Information Co., Ltd.
15	Anhui Huasheng Juxin Technology Co., Ltd.
16	Beijing Investment (Shandong) Network Technology Co., Ltd.
17	Lirong (Shanghai) Information Technology Co., Ltd.
18	Huizhou Xinxinrong Technology Co., Ltd.
19	China Mobile Communications Group Zhejiang Co., Ltd. Jiaxing Branch
20	Xiamen Lilin Technology Co., Ltd.
21	Hefei Black Cloud Intelligent Technology Co., Ltd.
22	Zhejiang Dahua Technology Co., Ltd.
23	Hefei Jialian Intelligent Technology Co., Ltd.
24	Beijing SIA Technology Co., Ltd.
25	Hunan Changsha Changdian Information Technology Co., Ltd.
26	Shenzhen Yijie Technology Co., Ltd.
27	Shanni Intelligent Equipment (Hunan) Co., Ltd.
28	Shenzhen Ximo Smart Technology Co., Ltd.
29	Suzhou Qingting Acoustic Technology Co., Ltd.
30	Nanjing Zhongke Sound Intelligence Technology Co., Ltd.
31	Yucang Technology (Beijing) Co., Ltd.
32	Shenzhen Yuanyuan Printing and Packaging Co., Ltd.
33	Dongguan Qintong Hardware Products Co., Ltd.
34	Shenzhen Zhongjing Zhilian Technology Co., Ltd.
35	Hangzhou Hongpu Light and Color Technology Co., Ltd.
36	Shenzhen Shengyuanda Hardware Products Co., Ltd.
37	Zhongshan Bohao Hardware Products Co., Ltd.
38	Yinkun Enterprise Management Consulting Service (Tianjin) Co., Ltd.
39	Cixi Shangge Electric Co., Ltd.
40	Shenzhen Xinfu Electronic Technology Co., Ltd.
41	Feifan Standard Technical Service (Suzhou) Co., Ltd.
42	Guangzhou Institute of Microbiology Co., Ltd.
43	Dongguan Youpinyuan Storage Equipment Co., Ltd.
44	Shenzhen Hongchen Plastic Mould Co., Ltd.
45	Foshan Snowlight Lighting Co., Ltd.
46	Zhongke Testing Technology Service (Guangzhou) Co., Ltd.
47	Xiamen Conwell Electronics Co., Ltd.
48	Shenzhen Antop Technology Co., Ltd.

Market operation

By the end of the reporting period, Shuhai Beijing and its subsidiaries have formed a complete marketing system,strategy and mode, including its own sales team and innovative partner mode. The total number of sales teams of Shuhai Beijing and its subsidiaries has exceeded 30, covering China’s core economic belt of Beijing, Northeast China, Yangtze River Delta and Greater bay Area（Guangdong Hong Kong Macao Bay circle, and comprehensively promoting the company’s various products and services. And through the innovative partnership system and the use of partners’ resources and channels, actively expand markets and customers in other parts of China, covering the whole country. Through the promotion of the company’s 5G Smart push precision marketing solution launched in March this year, we have obtained cooperation agreements with dozens of enterprise clients in the consumer chain, consumption and health industries in a short period of time, which proves that the overall marketing model has formed a complete business closed loop.

Progress of regional market development

Shuhai Beijing and its subsidiaries have recently expanded our business and customer development to at least 20 provincial administration regions in China, such that our products are sold and provided in about 60% of the provincial administrative regions in China.

3. Revenue-cost structure

Operating revenue	Operating cost	Gross margin
$17,080,911	$16,125,238.33	$955,673

As of June 30, 2022, the Company achieved operating revenue of US$17,080,911 and operating costs of US$16,125,238, with an average gross ratio at 5.6%.

4. Operation of holding entities and affiliated companies

Following the development direction of the Company, the Company adopted the parent-subsidiary corporate management mode, with headquarters as the strategic and investment decision-making center, and the subsidiaries and VIEs as entities for market and project operation. The preliminary layout for the present stage has been finished.

Shuhai Beijing has five holding entities and affiliates, including: Heilongjiang Xunrui Technology Co., Ltd., Guozhong Times (Beijing) Technology Co., Ltd., Guohao Century (Beijing) Technology Co., Ltd., Guozhong Hoze (Beijing) Technology Co., Ltd., and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. Shuhai Beijing plans the establishment and operation of subsidiaries in accordance with the strategic planning of the regional headquarters. The current regional headquarters cities are: Northeast Harbin Regional Headquarters, Beijing-Tianjin-Hebei Tianjin Regional Headquarters, Yangtze River Delta Hangzhou Regional Headquarters, Guangdong-Hong Kong-Macao Greater Bay Area Shenzhen International Headquarters, and will soon establish regional headquarters in South China, Central China and Southwest China. Shuhai Beijing ’s regional headquarters base in the landing city can effectively gather relevant large, medium, small and micro enterprises in the industrial chain, improve the company’s cost control and supply chain bargaining power, and form a talent pool reserve and local customer expansion. It will also be conducive to the innovation of the market mechanism and enhance the overall strength and nutritional income of the Company.

Customers

5G messaging: Based on the characteristics of its marketing services to the platform, 5G messaging is able to empower clients arcoss thousands of industries. Through one-stop touch and cloud service interaction, the Datasea 5G messaging marketing cloud platform(5G MMCP) solves the pain point problem of single content and poor user experience for enterprises based on traditional SMS communication and provide services for corporate users in express, finance, electricity, logistics, e-commerce, catering, tourism and other industries.. Potential customer-oriented education costs and marketing costs is low, the advantages of 5G messaging customers will not change the number of small programs, the public, life and use in applications, which can be smoothly transmitted to the 5G messaging cloud platform, according to existing consumption and usage habits You can better enjoy the convenience and high efficiency of cloud services brought by 5G messaging.

Acoustic Intelligence:: Acoustic Intelligence’s client groups are categorized by industry. 1) In the post-epidemic era, with higher requirements for the environment and virus killing, a large number of households and public places have greatly increased the demand for air disinfection equipment; 2) In the application of the Industrial Internet of Things, it is mainly aimed at various traditional manufacturing, high-end manufacturing, intelligent manufacturing and other factories and enterprises to meet the testing and flaw detection requirements of production equipment or products; 3) With the rapid aging of my country’s population, students, staff, managers, entrepreneurs, investors, civil servants, etc. are generally faced with With huge study, work pressure and anxiety, we also provide ultrasonic beauty, hypnosis, dementia and other products for medical institutions, families and individuals; 4) Industrial application customers of directional audio products include commercial supermarkets, banks, hospitals, schools, families, etc. user. They mainly resolve sound in noisy environments, create multiple independent, undisturbed specific areas, and complete information transfer efficiently and quickly. In addition, directional sound products upgrade the sound playback function of white products, smart large screens, smart signage and other products. 5) With the improvement of people’s quality of life, pesticide-free, non-polluting organic vegetables, animals and plants will further improve the quality of demand, and how to replace pesticide killing and improve feed production with dynamic value content, several Haisheng intelligent applications are mainly provided in the agricultural field. Ultrasonic mosquito repellent and acoustic fan oxytocin products, the main customers include agriculture, planting and animal husbandry enterprises, agricultural machinery, etc.

Smart city: The industrial application customers of Datasea Smart City include medical care, transportation, logistics, finance (banking, securities, insurance), communication, education, energy, environmental protection, etc., with the focus on schools and communities. In this fiscal year, the development and implementation of the Heilongjiang Unicom Chongqing Construction Engineering Digital OA project; the IoT-based smart agriculture project and other projects were completed.

Competition

The market for our products is competitive, characterized by rapid technological changes and evolving industry standards.

We believe that the main competitive factors in the acoustic intelligence business are proprietary technologies and products that fit market needs. We believe that our advantages in the field of acoustic intelligence, especially our understanding of ultrasound and infrasound, tecnique we have archived and our product development based on this, are able to actually solve the needs of braod range users for microbial sterilization, medical care and agriculture. There are some competitors here in China and globally, however in some partially fields with products of acoustic intelligence, such as ultrasonic collaborative disinfection equipment,the company has established barriers to competition, and the company believes that there are a few competitors with similar technology, and currently are not aware of any compeitiors using exactly the same technique that we use.

We also believe that the main competitive factors in the 5G news, digital smart city market are market-side competition, including product performance, breadth of product offerings, access to customers, partners and distribution channels, software support, pricing and cost. We believe our ability to remain competitive will depend on our ability to predict well the features and functionality that our customers and partners will need, and our ability to deliver consistent products at acceptable levels of quality and competitive prices quantity. Some of our competitors may have more marketing, financial, distribution and manufacturing resources than we do and may be more responsive to changes in market, policy or customer needs. We anticipate that the future may face an increasingly competitive environment.

Our current competitors include:

Competing companies in the field of 5G messaging, Chinese listed companies with similar service systems or platforms, Montnets Technology, Zhongjia Bochuang, Xinguomai, Caixun, Tianyuan Dike, etc.

Competing companies in the field of acoustic intelligence have similar ultrasound technologies but different directions of use, including Gute Ultrasound, Hivi Technology, China Electronics Technology, Xinzhi Bio, etc.

Competing companies in the smart city field include companies that provide various smart city system solutions, such as Yuncong Technology, Zhongke Jiangnan, Jiahuan Technology, etc.

Government Regulation; Licenses

Our operations are subject to and affected by PRC laws and regulations. The primary governmental regulation regulating the Internet security equipment industry in the PRC is the Cybersecurity Law, effective June 1, 2017, which governs entities providing “critical information infrastructure.” This statute provides basic protections for Internet users, such as not selling individual’s data to other companies without the user’s permission and not knowingly distributing malware. China’s new Data Security Law took effect in September 2021. The Data Security Law provides that data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

On December 28, 2021, thirteen governmental departments of the PRC, including the Cyberspace Administration of China (the “CAC”), issued the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provide that an online platform operator, which possesses personal information of at least one million users, must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries. Because the VIE’s current operations do not possess personal information from more than one million users at this moment, the Company does not believe that the Company is subject to the cybersecurity review by the CAC. In addition, as of the date of this report, the Company has not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has the Company received any inquiry, notice, or sanction related to cybersecurity review under the Cybersecurity Review Measures.

The wholly owned subsidiaries and the VIE and its subsidiaries are required to have, and each has, a business license issued by the PRC State Administration for Market Regulation and its local counterparts. In addition, major PRC regulations applicable to our products and services and the Internet security industry include Internet Security Protection Technology Measures Provision (Ministry of Public Security Order No. 82) (“Order 82”). Order 82 specifies certain security measures Internet service providers shall take to ensure Internet security. Providers of ISP connecting service and Internet-based data processing service are within the scope of Order 82. It does not call for any license or permission to any entities.

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

1. The primary governmental regulations applicable to Xinrui “Safe Campus” security system are:

(i) Security Management Regulations on Kindergartens, Elementary Schools, Middle Schools and High Schools promulgated by the Ministry of Education which requires the school management to comply with its specific requirements; (ii) The Twelfth Five Year Plan of National Education XI promulgated by the Ministry of Education in 2012 urging schools to increase investment in key areas and weak links, and constantly improve school information, modernization, and enhance the development of education system; (iii) “Notice from the Ministry of Education and Other Nine Ministries and Commissions on Accelerating the Advancement of Educational Information on a Number of Key Work” (Teaching [2012]); (iv) Ministry of Public Security, General Office of the Ministry of Public Security (2015) No. 168 “On the Issuance of Security Regulations of Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice” which allows the installation of electronic surveillance systems on campus; (v) Office of the State Council Education Steering Committee (National Education Supervision letter [2016] No. 22) “On the Implementation of the Campus Bullying Prevention Governance;” and (vi) “Opinions of the General Office of the State Council on Strengthening the Construction of Safety Risk Prevention and Control System for Kindergartens, Elementary Schools, Middle Schools and High Schools (Trial) Notice ” (Guo Ban Fa [2017] No. 35).

2. The primary governmental regulations applicable to the “Scenic Area” system are:

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

3. The primary governmental regulations applicable to SCB Operating Entities’s “Smart Community” system are:

Notice on printing and releasing the Smart Community Construction Guideline (Trial Version) (Jianbanke [2014] No. 22) by the General Office of Ministry of Housing and Urban-Rural Development clearly states that smart community construction is an essential part of smart city construction.

Shuhai Beijing currently maintains the following licenses issued by the PRC government that are material to its operations:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issued by Beijing Municipal Bureau of Statistics;

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology;

●	Security Engineering Qualification Certificate issued by China Security Technology Prevention Industry Association; and

●	CCC (China Compulsory Certification) by China Quality Certification Center.

Shuhai Beijing also maintains the following certificates that is helpful to its business:

●	National High Tech Enterprises Certificate jointly issued by Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, and Beijing Municipal Tax Service, State Taxation Administration;

●	Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee;

●	Membership Certificate issued by China Security Technology Prevention Industry Association;

●	Information Security Management System Certificate issued by Beijing Inspection and Certification Limited Company; and

●	Environmental Management System Certificate issued by Huaxinchuang (Beijing) Certification Center Co., Ltd

Employees

As of the date of this report, we have a total of 123 full time employees and no part time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	12
Human Resources Administrative Management	11
Internal Controls	2
Capital Operation	3
Purchase	2
Marketing and Sales	34
Research & Development	51
Finance & Accounting	8
Total	123

Item 1A. Risk Factors

An investment in our common stock is very speculative and involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business before purchasing any shares of our common stock.

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, should they materialize, and you may lose part or all of your investment. The order of the following risk factors is presented arbitrarily. You should not conclude the significance of a risk factor because of the order of presentation. Our business and operations could be seriously harmed as a result of any of these risks.

Risks Relating to Our Business and Industry

We have a limited operating history as a developer of smart security solutions and education technologies. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. The operating entity, Shuhai Beijing, was formed in February 2015 and has yet to generate material revenues and it may not generate material revenue or any profit for the foreseeable future. We are still in the process of developing, marketing and expansion of our business. We expect that our safe campus, scenic area and public community security systems supported by our smart security solutions will be our core business in the future. We have limited experience and operating history in developing and marketing our products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the potential growth opportunities associated with our products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early and development stage company and have limited financial resources. We had cash balances of $49,676 and $164,217 as of June 30, 2021 and June 30, 2022, respectively. We generated revenues of $17,080,911 during the year ended June 30, 2022. We had a net cash inflow of $114,541 during fiscal year ended June 30, 2022. We had a deficit of approximately $18,583,566 as of June 30, 2022.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated revenue of approximately $17 million from our business during the year ended June 30, 2022. Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern, although it is noted that such liquidity concern was mitigated by the Company’s sale of shares of its 2,436,904 shares of common stock at $3.48 per share on July 20, 2021, raising approximately $7,636,796, after deducting offering costs. No assurances can be given that we will be able to obtain funds from our shareholders or others to continue our operations in the future. We may need to seek additional financing. The financing sought may be in the form of equity or debt financing or a combination of both from various sources as of yet unidentified. No assurance can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern and the failure to do so could cause us to cease our operations.

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

Our management has assessed the effectiveness of our internal control over financial reporting with an assessment report as of June 30, 2022, and plans to shorten the cycle and increase the frequency concerning the testing cycle for the effectiveness of internal control measures. The annual risk control assessment reporting system will be improved to a quarterly risk control assessment system

Our efforts in the building of internal control system is not limited to the formulation and implementation of financial management and control measures, but focuses on the combination of comprehensive and targeted control to build up an internal control system that best fits us. According to the management system imperfections concerning job responsibilities, departmental processes and so on that are identified through self-examination, the Company, by highlighting six elements of “internal environment, risk assessment, control activities, information and communication, and internal supervision” and seven control measures of separate control of incompatible functions, authorization and approval control, accounting system control, property protection control, budget control, operation analysis control and performance appraisal control”, is gradually establishing and improving an internal control system featuring organizational structure, development strategy, human resources, social responsibility, corporate culture, financial activities, procurement business sales business, research and development, financial reports, comprehensive budget, contract management, internal information transfer and information system and other contents, and it is formulating the internal control system applicable to the whole company and organizing related implementation in accordance with relevant laws and regulations and supporting measures..

By the end of the fiscal year ended June 30, 2022, we have established a Risk Control Department led by the internal control director a to ensure the Company’s compliance with relevant regulations and risk management requirements; we also formulated new policies or integrate a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, policy to prevent and detect fraud assets and inventory management, internal audit policy and cost accounting, etc., we set up bookkeeping under USGAAP and we provided training for our employees, such as the Finance Department, Marketing Department, and senior executives; we set the International Affair Department to strengthen our compliance and financing management on the international capital market; and we also employed a new legal counsel in China to enhance the Company’s operational compliance on the Chinese market.

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

Risks Relating to Our Corporate Structure

Our corporate structure, in particular, the Variable Interest Entities (or VIE), and their Agreements (or VIE Agreements), are subject to significant risks, as set forth in the following risk factors.

If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our common stock.

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily the variable interest entity (the “VIE”). Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of the VIE, instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock that currently listed on the Nasdaq Capital Markets are shares of the Nevada holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Corporate Structure” on page 31 and “VIE Agreements” on page F-10.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. We also believe that each of the contracts among the wholly-owned PRC subsidiary, the consolidated VIE and its shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Thus, the PRC governmental authorities may take a view contrary to the opinion of our PRC legal counsel. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If these regulations change or are interpreted differently in the future and our corporate structure and contractual arrangements are deemed by the relevant regulators that have competent authority, to be illegal, either in whole or in part, we may lose control of the consolidated VIE, which conducts our manufacturing operations, holds significant assets and accounts for significant revenue, and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;

●	levying fines on us;

●	confiscating any of our income that they deem to be obtained through illegal operations;

●	shutting down our services;

●	discontinuing or restricting our operations in China;

●	imposing conditions or requirements with which we may not be able to comply;

●	requiring us to change our corporate structure and contractual arrangements;

●	restricting or prohibiting our use of the proceeds from overseas offering to finance the consolidated VIE’s business and operations; and

●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our common stock. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure causes us to lose the rights to direct the activities of the consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements, which may cause the value of our securities to significantly decline or even become worthless.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as equity ownership.

We rely on contractual arrangements with the consolidated VIE and its shareholders, Zhixin Liu, Chairman of the Board, CEO and President of DataSea and Corporate Secretary, and Fu Liu, a Director of DataSea (Fu Liu is the father of Zhixin Liu), to operate our business. The affiliation with Shuhai Beijing is managed through the VIE Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as equity ownership. These contractual arrangements may not be as effective as equity ownership in providing us with control over the consolidated VIE. If the consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by the consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the consolidated VIE, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over the consolidated VIE, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

We may not be able to consolidate the financial results of some of the affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

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

We are a holding company and all of our business operations are conducted through the VIE Agreements. As a result, our revenues mainly rely on dividend payments from Tianjin Information after it receives payments from Shuhai Beijing pursuant to the Operation and Intellectual Property Service Agreement. Shuhai Beijing may terminate the Operation and Intellectual Property Service Agreement for any or no reason by Chinese government at all. Because neither we, nor the subsidiaries, own equity interests of Shuhai Beijing, the termination of the Operation and Intellectual Property Service Agreement would sever our ability to continue receiving payments from Shuhai Beijing under our current holding company structure. While we are currently not aware of any event or reason that may cause the Operation and Intellectual Property Service Agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Operation and Intellectual Property Service Agreement is terminated, this would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, may affect the value of your investment.

Contractual arrangements entered into by the subsidiary and the PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions entered into by the subsidiary and the PRC operating affiliate are found not to have been conducted on an arm’s-length basis or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow tax savings, adjust the profits and losses of the respective PRC entities and assess late payment interest and penalties.

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

If any of the PRC entities or their ownership structure or the contractual arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of the PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses;

●	discontinuing or restricting the operations;

●	imposing conditions or requirements with which the PRC entities may not be able to comply;

●	requiring us and the PRC entities to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our 2018 offering to finance our business and operations in China; or

●	imposing fines. Confiscation of income

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

The shareholders of the VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Ms. Zhixin Liu and Mr. Fu Liu are majority shareholders of DataSea and the shareholders of the VIE, Shuhai Beijing. Ms. Liu is our Chairman, Chief Executive Officer, President and Secretary, while Mr. Liu is one of our directors. They may have potential conflicts of interest with us. These shareholders may breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and the VIE, which would have a material and adverse effect on our ability to effectively control the VIE and receive substantially all the economic benefits from it. For example, the shareholders may be able to cause our agreements with Shuhai Beijing to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

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

If any of the affiliated entities becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy assets held by such entity, which could materially and adversely affect our business, financial condition and results of operations.

We currently conduct our operations in China through contractual arrangements with the affiliated entities. As part of these arrangements, substantially all of our assets that are important to the operation of our business are held by the affiliated entities. If any of these entities goes bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the affiliated entities undergoes a voluntary or involuntary liquidation proceeding, its equity owner or unrelated third-party creditors may claim rights relating to some or all of these assets, which would hinder our ability to operate our business and could materially and adversely affect our business, our ability to generate revenue and the market price of our common stock.

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

Draft rules for China-based companies seeking for securities offerings in foreign stock markets was released by the CSRC for public consultation. While such rules have not yet come into effect, the Chinese government may exert more oversight and control over overseas public offerings conducted by China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our Common Shares to investors and could cause the value of our common stock to significantly decline or become worthless.

The Chinese government may intervene or influence the operation of the VIE and its subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time with little advance notice, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our Common Shares. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer Securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to impose filing requirements on China-based companies for their initial public offerings or listings in overseas stock markets and extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly released the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements, etc. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future.

On December 24, 2021, China Securities Regulatory Commission or the CSRC, as defined above, issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the “Draft Rules Regarding Overseas Listings”, which were published for public comments until January 23,2022. According to the Draft Rules Regarding Overseas Listings, among other things, after making initial applications with overseas stock markets for initial public offerings or listings, all China-based companies shall file with the CSRC within three working days. The required filing materials with the CSRC include (without limitation): (i) record-filing reports and related undertakings, (ii) compliance certificates, filing or approval documents from the primary regulators of applicants’ businesses (if applicable), (iii) security assessment opinions issued by related departments (if applicable), (iv) PRC legal opinions, and (v) prospectus. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (1) if the intended securities offerings and listings are specifically prohibited by the laws, regulations or provision of the PRC; (2) if the intended securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by competent authorities under the State Council in accordance with laws; (3) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies, or the others; (4) if, in the past three years, applicants’ domestic enterprises, controlling shareholders or de facto controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in the past three years, any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Draft Administrative Provisions further stipulate that a fine between RMB 1 million and RMB 10 million may be imposed if an applicant fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Rules Regarding Overseas Listings, and in cases of severe violations, a parallel order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked. The Draft Rules Regarding Overseas Listings, if enacted, may subject Datasea, its subsidiaries, the VIE or the VIE’s subsidiaries to additional compliance requirements in the future.

As of the date of this report, the Draft Rules Regarding Overseas Listings have not been promulgated, and we have not been required to obtain permission from the government of China as of U.S. offerings. While the final version of the Draft Rules Regarding Overseas Listings are expected to be adopted in 2022, we believe that anything relating to clearly prohibiting overseas offering and listings would apply to us. In reaching this conclusion, we are relying on an opinion of our PRC counsel. In the event that we become subject to the compliance requirements, we cannot assure you that we will be able to receive clearance of such filing requirements in a timely manner, or at all. Any failure of us or the Subsidiaries to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our Common Shares, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our Common Shares to significantly decline in value or become worthless.

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

Substantially all of our revenue is denominated in Renminbi. As a result, restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any business activities we may have outside China in the future or to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, Renminbi is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, Renminbi is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by SAFE. For example, foreign exchange transactions under the subsidiary’s capital account, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to convert Renminbi into foreign currency for capital expenditures. And the Chinese government is further strengthening the control of foreign exchange, we will not be able to change the Chinese government’s decision in our own power.

The subsidiaries and affiliated entities in China are subject to restrictions on making dividends and other payments to us.

We are a holding company and rely principally on dividends paid by the subsidiary in China for our cash needs, including paying dividends and other cash distributions to our shareholders to the extent we choose to do so, servicing any debt we may incur and paying our operating expenses. Tianjin Information’s income in turn depends on the service fees paid by the affiliated entities in China. Current PRC regulations permit the subsidiary in China to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under the applicable requirements of PRC law, Tianjin Information may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, if the subsidiaries or affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to make dividends or make payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

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

Our directors and officers reside outside the United States. In addition, the operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights against us based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, it may be difficult to enforce such judgments in PRC courts.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited. There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected. In addition, if the MOFCOM determines that we should have obtained its approval for our entry into contractual arrangements with the affiliated entities, we may be required to file for remedial approvals. There is no assurance that we would be able to obtain such approval from the MOFCOM. We may also be subject to administrative fines or penalties by the MOFCOM that may require us to limit our business operations in the PRC, delay or restrict the conversion and remittance of our funds in foreign currencies into the PRC or take other actions that could have material and adverse effect on our business, financial condition and results of operations.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to the PRC subsidiary and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

Datasea is a Delaware company conducting substantially all of its operations in China through its PRC subsidiaries, the VIE and its subsidiaries established in China. Datasea may make loans to the PRC subsidiaries and VIE entities subject to the approval from governmental authorities and limitation of amount, or may make additional capital contributions to subsidiaries and VIE entities in China.

Any loans to the subsidiaries or VIE entities in China are subject to foreign investment and are under PRC regulations and foreign exchange loan registrations. For example, loans by us to the wholly foreign-owned subsidiaries or VIE entities in China to finance their activities must be registered with the local counterpart of SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly use for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises). On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and does not violate with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry this out in practice. In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis.

Governmental control of currency conversion may limit our ability to use our revenues effectively and the ability of the PRC subsidiaries to obtain financing.

The PRC government imposes control on the convertibility of the RMB into foreign currencies. Conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to capital account transactions, which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of the PRC subsidiaries to make investments overseas or to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions from us. We cannot assure you that the registration process will not delay or prevent our conversion of Renminbi for use outside of China.

We must remit the offering proceeds to China in a future issuing before they may be used to benefit our business in China, the process of which may be time-consuming, and we cannot assure that we can complete all necessary governmental registration processes in a timely manner.

The proceeds of a future offering may be remitted back to the PRC, and the process for wiring such proceeds back to the PRC may be time-consuming after the closing of a future offering. We may be unable to use these proceeds to grow our business until the PRC subsidiaries receive such proceeds in the PRC. Any transfer of funds by us to the PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration or filing with relevant governmental authorities in China. Any foreign loans procured by the PRC subsidiaries is required to be registered with China’s State Administration of Foreign Exchange (“SAFE”) or its local branches or satisfy relevant requirements, and the PRC subsidiaries may not procure loans which exceed the difference between their respective total project investment amount and registered capital or 2 times (which may be varied year by year due to the change of PRC’s national macro-control policy) of the net worth of the PRC subsidiary. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to the PRC subsidiaries are subject to the approval of or filing with State Administration for Market Regulation in its local branches, the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to the PRC subsidiary or with respect to future capital contributions by us to the PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund the PRC operations may be negatively affected, which could materially and adversely affect our liquidity, our ability to fund and expand our business and our securities.

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

These regulations apply to our direct and indirect shareholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations, and since SAFE Circular No. 37 was relatively new, there remains uncertainty with respect to its implementation. As of the date of this report, all PRC residents known to us that currently hold direct or indirect interests in our company have completed the necessary registrations with SAFE as required by SAFE Circular 37. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with the requirements of SAFE Circular 37. However, we cannot assure you that these individuals or any other direct or indirect shareholders or beneficial owners of our company who are PRC residents will be able to successfully complete the registration or update the registration of their direct and indirect equity interest as required in the future. If they fail to make or update the registration, our shareholders could be subject to fines and legal penalties, and SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting the PRC subsidiary’s ability to distribute dividends to, or obtain loans denominated in foreign currencies from, our company, or prevent us from paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

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

We conduct substantially all of our operations in China through Shuhai Beijing, the consolidated VIE in China. All of our current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. Because of this factor, it may be difficult for you to conduct due diligence on our company, our executive officers or directors and attend stockholder meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

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

Our auditor is headquartered in the United States, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to our company in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. On December 2, 2021, the Securities and Exchange Commission adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in the United States and in particular, the State of New York and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s Determination Report. To the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

Our securities may be prohibited from trading on a national exchange or over-the-counter in the United States under the Holding Foreign Companies Accountable Act, if the PCAOB determines that it cannot inspect or fully investigate our auditors for three consecutive years beginning in 2021. As a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would decrease the number of non-inspection years for foreign companies to comply with PCAOB audits from three to two, thus reducing the time period before their securities may be prohibited from trading or delisted.

In light of recent events indicating greater oversight by the CAC over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business and our securities.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions.

On November 14, 2021, the Cyberspace Administration of China (“CAC”) released the Regulations on the Network Data Security Management (Draft for Comments), or the Data Security Management Regulations Draft, to solicit public opinion and comments till December 13, 2021, which has not been promulgated as of the date of this report. Pursuant to the Data Security Management Regulations Draft, data processors holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which was promulgated on November 16, 2021 and became effective on February 15, 2022, an online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad.

As of the date of this report, Datasea, its subsidiaries, the VIE and VIE’s subsidiaries have not received any notice from any authorities requiring the PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. Given that Datasea, its subsidiaries, the VIE and VIE’s subsidiaries do not possess personal data of at least one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future, which could materially and adversely affect our business, financial conditions, and results of operations.

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

In addition, our securities may be prohibited from trading on a national exchange or over-the-counter in the United States under the Holding Foreign Companies Accountable Act, if the PCAOB determines that it cannot inspect or fully investigate our auditors for three consecutive years beginning in 2021. As a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would decrease the number of non-inspection years for foreign companies to comply with PCAOB audits from three to two, thus reducing the time period before their securities may be prohibited from trading or delisted.

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

On November 14, 2021, the Cyberspace Administration of China released the Regulations on the Network Data Security Management (Draft for Comments), or the Data Security Management Regulations Draft, to solicit public opinion and comments till December 13, 2021, which has not been promulgated as of the date of this report. Pursuant to the Data Security Management Regulations Draft, data processors holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which was promulgated on November 16, 2021 and became effective on February 15, 2022, an online platform operator holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad.

As of the date of this report, Datasea, its subsidiaries and VIE entities have not received any notice from any authorities requiring the PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. Given that the PRC subsidiaries do not possess personal data of at least one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future, which could materially and adversely affect our business, financial conditions, and results of operations.

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

Our officers and directors collectively hold approximately 63.28% beneficial ownership of our Company. Two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently do not own any real estate or land use rights. We lease office space of approximately 2,007.46 square meters from Beijing Kaipeng Technology Co., Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $33,100 (RMB225,922.89). The lease agreement expired on October 7, 2022, we received a six-month rent free (two months for each year) discount.

We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2020, as amended on May 1, 2019. We pay an annual rent of approximately $2,930 for this space. This lease agreement was renewed for one year on May 1, 2020 and l expired April 30, 2021, with an annual rent at approximately $10,665.68. Due to the business expansion of the Company, a new office was rented on October 1, 2019 to support operation of Heilongjiang Xungrui Technology Co., Ltd. The lease term is from October 1, 2019 to September 30, 2021 and the annual rent is approximately $23,293.85. The agreement was renewed for 7 months from October 1, 2021 to April 30, 2022 and monthly rental is RMB13,500 (US $2,090.72), and the total rent is RMB94,500 (US $14,635.05). Then the agreement was renewed again from May 1, 2022 to April 30, 2023, the monthly rental is RMB19,642.5 (US $3,042) and the annual rental is RMB235,710 (US $36,504).We believe the rented space is sufficient for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock started trading on the NASDAQ Capital Market under the symbol “DTSS” on December 18, 2018. Based on the records of our transfer agent, we have 24,374,633 shares of common stock issued and outstanding as of September 27,2022.

Holder

We have140 holders of record of our common stock as of September 27, 2022.

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

On April 28, 2022, the shareholders of the Company approved an amendment (the “Amendment”) to the Company’s 2018 Equity Incentive Plan at the Company’s annual shareholder meeting. Pursuant to the Amendment, the number of shares of the Company’s common stock reserved for issuance under the 2018 Equity Incentive Plan was increased from 4,000,000 shares of common stock to 14,000,000 shares of common stock.

The following table provides certain information with respect to all of our compensation plans in effect as of June 30, 2022:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outing Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	292,464	$4.55	1,319,953
Equity Compensation Plans not approved by stockholders	None—	None—	None—
Total	292,464	$4.55	1,319,953

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

Overview

Datasea is a leading provider of products, services, and solutions in three converging and innovative industries: 5G messaging, acoustic intelligence and smart city to enterprise and retail customers.

Datasea Inc. (the “Company” or “Datasea”) common stock trades on the Nasdaq Capital Market under the symbol DTSS on the Nasdaq Capital Market. We were incorporated in Nevada on September 26, 2014. As a holding company with no material operations, the Company conducts a majority of business through the organizations established in the People’s Republic of China, or the PRC, primarily by variable interest entity (the “VIE”). The Company does not have any equity ownership of its VIE, instead it controls the VIE’s business operations through certain contractual arrangements and receives economic benefits from the VIE.

The vision of Datasea is to create connections that make the impossible possible, empower businesses and improve the quality of life with a sustainability focus, and aim to become a multinational company in a decade with a US operation entity as the core of its business operations.

Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), the VIE that holds its seven subsidiaries, possesses cutting-edge products and solutions in three industries: 5G messaging, acoustic intelligence and smart city. Up to date, Shuhai Beijing and its subsidiaries own 27 Patents and 77 Software Copyrights, including 20 patents applications pending in core technologies to empower and grow our business.

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

We believe that in order to sustainable growth and remain comparative we need to : (i) leverage innovation to provide convenience and choice to customers and commit to staying ahead of the emerging market trends. The Company will invest in R&D and will work with the best-in-class research institutes to match the innovative drive with the highest standards of product research and quality. These efforts have are evidenced in our new launches and upgrades of products in 5G messaging, acoustic intelligence and smart city;(ii) being fast market-movers with great execution, Datasea’s strategic business expansion to 5G messaging and acoustic intelligence all prove the Company is able to identify great opportunities in the market and grasp them with execution;(iii) generating diversified revenue resources and continuous business model improvements. Similar to the importance of diversification to investors, having a diversified product solution can also offset risks and make the company more resilient. Datasea tapped into three different business areas but with great synergies among them. Meanwhile, the Company provides a combination of software and hardware products and solutions which have the flexibility to meet with clients of different needs, but also have the abilities to serve customers at scale. Datasea also keeps improving the business model for having more resources to generate recurring revenues and improve profit margin.

5G messaging:

As a leading service provider in China’s 5G communication field,  our VIE entities, Shuhai Beijing’s subsidiary,Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), along with its control-owned subsidiaries, Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) increases and improves the ways in which people and businesses communicate, while delivering brands the opportunity to engage, convert and nurture buying relationships efficiently. Meanwhile, Datasea creates a new messaging ecosystem through the integration of modern communication technologies, based on the telecom ecological network, and directly connects with enterprises through the SMS portal on mobile terminals. mainly include:

Acoustic intelligence:

Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and its wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), and Shuhai Jingwei’s subsidiary Shuhai Acoustic Effect Technology Co., Ltd. (“Shuhai Acoustic Effect”) demonstrates its vision and ability to stay ahead of the emerging market trends in acoustic intelligence.

In the field of acoustic intelligence, Datasea is a acoustic intelligence trailblazer and aims to introduce this cutting edge technology and its applications to China and the world. Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and Shuhai jingwei (Shenzhen) Technology, Co., Ltd. (“Shuhai Jingwei”) combine artificial intelligence technology and acoustic technology to offer dynamic instead of static products, and demonstrates our vision, ability and advantage to stay ahead of the emerging market trends in acoustic intelligence.

Digital Smart City

Datasea developed a digital city platform with smart campus, smart community, smart scenic area and smart security solutions. The digital smart city business of Datasea is based on the Internet of Things, big data, and AI algorithm platforms, and relies on the Datasea big data center, Internet of Things cloud platform and artificial intelligence cloud platform) to create various industries application clouds. Through the application of various scenarios in the city, the in-depth integration of informatization, industrialization and urbanization can be realized, refined and dynamic management can be realized, and the effectiveness of urban management and the quality of life of citizens can be improved. The digital city platform includes smart campuses, smart communities, smart scenics and smart security, etc.

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology,” Shuhai Beijing, collectively with Guozhong Haoze and Xunrui Technology, are hereafter referred as the “SCB Operating Entities”) mainly focus on the Smart City Business.

Recent Developments

5G IMMCP

We upgraded the 5G message marketing cloud platform (“5G MMCP”) to an Integrated 5G message marketing cloud platform (“5G IMMCP”), expanding connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manage users from different platforms all in one 5G IMMCP. And optimizing the system and communication and enhancing the customer experiences by adding functions in 5G IMMCP including CRM iteration, configuration center, open center iteration, and message center iteration.

 Smart Push, a precision marketing solution powered by 5G messaging technology with broad applicability to serve companies of all sizes and helps enterprise clients send personalized messages at scale to a captive audience and engage in one-on-one conversations that may lead to conversions, sales, and customer loyalty.

“5G MMCP + 5G IMMCP ” and “Smart Push” are designed to satisfy businesses and retailers’ marketing needs and have formed a closed loop of the unique SAAS business model of channel consumption + subscription service, and services covering the whole market. ability to achieve dual business drivers.

In May 2022, Hangzhou Zhangxun and China Mobile Construction Co., LTD. Nanjing Branch signed a $1.043 million smart hotel private cloud platform construction and procurement contract. After the acceptance of the service was completed in August 2022, Hangzhou Zhangxun received a remittance of $1.043 million（ RMB6.735 million） from China Mobile Construction Co., LTD. ’s Jiangsu branch on September 16, 2022.

In June 2022, Datasea Announced a $14.99 Million Procurement Agreement to Supply 5G Messaging Services with Zhangzhou Baina Intelligent Technology Co. The agreement demonstrates Datasea’s capability to provide rich messaging experiences through 5G at scale and revolutionize the way enterprises interact with customers.

In July 2022, Datasea Entered into $22.3 Million Sales Agreement to Provide 5G Messaging Services with Hangzhou Runsheng Network Technology Ltd, a leading marketing service provider offering a suite of powerful marketing automation features to enterprises including China UnionPay, Ping An Group, and JD.com, etc. The agreement reflects an acceleration in demand for Datasea’s 5G messaging services and penetration in the 5G messaging market.

In August 2022, Datasea signed a sales agreement worth $4.47 million with Shenzhen Huanchen Technology Co LTD, a leading provider of information technology and smart traveling solutions to automate and streamline O2O vehicle services. The cooperation is reflective of the growing popularity of 5G messaging marketing services across the nation and the momentum we’ve witnessed in the adoption of smarter marketing tools..

Acoustic Intelligence

Shuhai Jingwei has executed a purchase agreement with Jiangsu Xinrong Network Technology Research Institute Co., Ltd. (“Xinrong”), a company providing software development, artificial intelligence, and big data solutions. In conjunction with the agreement, Xinrong is a supplier of intelligent equipment and solutions to a wide range of institutional clients, including banks, universities, and hospitals. To better serve its clients and tap into the needs for sterilization and disinfection solutions. Xinrong agred to purchase Shuhai Jingwei’s acoustic intelligence powered disinfection equipment and undertakes that the total value of this engagement would be RMB 20 million (approximately USD 3.14 million) over the course of the two-year agreement. The acoustic intelligence powered disinfection equipment features innovative ultrasonic sound sterilization that has proven to be able to purify air, reduce bacteria and viruses such as COVID-19 and H1N1by over 99.9%.

3.	Smart City business

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology,” Shuhai Beijing, collectively with Guozhong Haoze and Xunrui Technology, are hereafter referred as the “SCB Operating Entities”) mainly focus on the Smart City Business.

SCB Operating Entities have visual intelligent algorithms such as cutting-edge acoustic and non-visual intelligent algorithms. It combines artificial intelligence, machine learning and data analysis capabilities so that its solutions not only provide visibility but also identify behavioral patterns. In addition, Shuhai Beijing, Guozhong Haoze and Heilongjiang xunrui have established three major middle-end platforms that support modern digital smart city business: big data platform, IoT platform, and digital twin. It has realized the three-dimensional perception of urban full-time and space elements, the application support of full-service systems; the intelligent coordinated command of all scenarios, achieving refined urban governance, scientific auxiliary decision-making, and digital industrial development. SCB Operating Entities will help the construction of China’s digital smart city and continue to provide a digital smart city application platform that meets the needs of residential communities, schools and commercial enterprises in the Chinese market.

Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2022 and 2021, the Company had a net loss of approximately $6.52 million and $4.65 million, respectively. The Company had an accumulated deficit of approximately $18.58 million as of June 30, 2022, and negative cash flow from operating activities of approximately $5.14 million and $3.95 million for the years ended June 30, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs, and as of June 30, 2022, the Company had cash of $164,217.

If deemed necessary, management could seek to raise additional funds by way of private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. However, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

. Based on the Company’s most recent cash flows projection and working capital requirements, management of the Company believes that the Company will be able to continue to operate as a going concern in the foreseeable future and it will have sufficient working capital to meet its operating needs for at least the next 12 months.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our CFS.

Results of Operations

Comparison of the years ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the years ended June 30, 2022 and 2021, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2022	% of Revenues	2021	% of Revenues
Revenues	$17,080,911		$175,138
Cost of revenues	16,125,238	94%	81,135	46%
Gross profit	955,673	6%	94,003	54%
Selling expenses	1,358,203	8%	568,034	324%
Research and development	1,259,739	7%	851,839	486%
General and administrative expenses	5,574,985	33%	3,535,416	2,019%
Total operating expenses	8,192,927	48%	4,955,289	2,829%
Loss from operations	(7,237,254)	(42)%	(4,861,286)	(2,776)%
Non-operating income (expense), net	125,572	1%	(23,030)	(13)%
Loss before income taxes	(7,111,682)	(42)%	(4,884,316)	(2,789)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(7,111,682)	(42)%	(4,884,316)	(2,789)%
Less: income (loss) attributable to noncontrolling interest	(589,974)	(3)%	(235,839)	(135)%
Net loss to the Company	$(6,521,708)	(38)%	(4,648,477)	(2,654)%

Revenues

We had revenues of $17,080,911 and $175,138 for the years ended June 30, 2022 and 2021, respectively, which shows a $16,905,773 or 9,653% increase by comparing with the same period of last fiscal year. The increase in revenues was mainly due to the expansion of the Company’s business towards 5G messaging. For the year ended June 30, 2022, revenues mainly consisted of service fees from our 5G SMS service platform. For the year ended in June 30, 2021, the sales mainly consisted of sales of safe campus intelligence control systems and related devices to schools, face temperature measurement access control products and face recognition devices.

From July, 2021 to June 30, 2022, the Company generated $17,080,911 for revenue which consisted by 5G message business with an amount of $17,024,695, including $11,937,189 from 5G SMS and $1,825,547 from 5G IMMCP and $3,261,959 from aggregate message cloud as value-added service; and $56,216 from smart city projects. On top of that, blue chip customers are accumulated exponentially, business model was well proven, and strong cash flow was generated.

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

More specifically, 5G Messaging as the main source of the company’s revenue contribution,we have a unique sales model which including 1) increasing professional sales team, focusing on expanding and maintaining the Company’s existing potential customer needs and transforming them into deal transaction ; 2) Partner / broker mode, use the resources and contacts of partners to import more potential demand and promote the order transformation of 5G messaging service of the company; 3) Joint marketing mode, using partner resources to invite agents and end customers to participate in the promotion meeting led by the company’s business team to reach the signing of agents or direct customers; 4) The enterprise key customer project cooperation mode promotes cooperation by cultivating enterprise key customers and developing many projects that can be implemented by enterprise key customers, and can introduce the synergy of other products or services of the company except 5G message service.

Cost of Revenues

We recorded $16,125,238 and $81,135 cost of revenues for the years ended June 30, 2022 and 2021, respectively, which shows a $16,044,103 or 19,775% increase by comparing with the same period of last fiscal year. For the year ended June 30, 2022, cost of revenues was mainly the 5G SMS service platform fees to suppliers. For the year ended June 30, 2021, the cost of goods sold was mainly the inventory purchase cost for the products sold. The increase in cost of revenues was due mainly to the expansion into the 5G messaging business and the delivery of services related to the 5G SMS service platform in 2022.

Gross Profit

Gross profit for the year ended June 30, 2022 was $955,673 compared to $94,003 for the year ended June 30, 2021, respectively, which shows a $861,670 or 917% increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the delivery of services related to the 5G SMS service platform in 2022.

Gross margin is 5.6% for the 12 months ended June 30,2022.As the Company proceeds into the later stage of the 5G messaging business, three factors will help equip the Company with more flexibility in pricing and improving the gross margin: 1) costs will be reduced by economic of scale over a larger number of customers basis and the increase of production 2)By adopting differentiation strategy, growing brand recognition and customer loyalty will strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the fourth quarter of 2022), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $1,358,203 and $568,034 for the years ended June 30, 2022 and 2021, respectively, representing an increase of $790,169 or 139%. The increase was mainly due to the increase in payroll expense of salespersons by $335,900 and increased program promotion fee by $450,050.

Currently, we are focusing on developing products and software to assist digital city in addressing safety issues and public health issues, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $1,259,739 and $851,839 during the years ended June 30, 2022 and 2021, respectively, which shows a $407,900 or 48% increase by comparing with the same period of last fiscal year. We intend to invest approximately $10 million in technological product development over the next three years.

Research and development expenses of $1,259,739 and intangible assets increased by $649,644 in fiscal year 2022. The company’s research and develop results include but are not limited to the following:

5G Messaging Marketing cloud platform (5G MMCP), updated 5G Integrated Messaging Marketing cloud platform (5G IMMCP) and “smart push”. 5G IMMCP expands connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manage users from different platforms all in one 5G IMMCP solution. Smart Push, a precision marketing solution powered by 5G messaging technology with broad applicability to serve companies of all sizes and helps enterprise clients send personalized messages at scale to a captive audience and engage in one-on-one conversations that may lead to conversions, sales, and customer loyalty.

Datasea’s acoustic intelligence sets have passed the certification of the third party authoritative institutions that has proven to achieve a 99.83% efficacy in nine seconds against Covid-19. At present, a complete set of acoustic intelligent product system has been formed:

a. The products that can effectively kill viruses on the surface of objects through ultrasonic waves have been upgraded to version 2.0, which realizes the coexistence of humans and is harmless ;

b. The air and environmental disinfection product series has completed the research and development and prototype production of ultrasonic air sterilizers in 4 categories and more than 15 models. A sales agreement has been signed, and various models are about to be mass-produced and put on the market very soon.

General and administration expenses increased $2,039,569, or 58% from $3,535,416 during the year ended June 30, 2021 to $5,574,985 during the year ended June 30, 2022. The increase was mainly attributed to the increase in salary and related expense by $1,147,700, increased in professional fees by $400,500, increased rent expense by $158,060, and increased intangible asset amortization expense by $273,000.

We are treating the human capital as key indicator to drive the business growth and technical innovation, also pursuing better integration channel with related industries, i.e. human capital investment on application of quantum technology, joint venture establishment with experienced entrepreneurs in Acoustic Effect Technology, and investment to 5G messaging technology area by establishing joint venture etc.

Non-operating Income (Expenses), net

Non-operating income was $125,572 for the year ended June 30, 2022, consisting mainly of interest income of $50,497 and other income of $75,075.  Non-operating expense was $23,030 for the year ended June 30, 2021, mainly consisting of interest income $2,517 and other expenses $25,547.

Net Loss

We generated net losses of $6,521,708 and $4,648,477 for the years ended June 30, 2022 and 2021, respectively, which shows a $1,873,231 or 40% increase by comparing with the same period of last fiscal year. The increase in net loss was mainly due to the increase in operating expenses, partly offset by increased gross profit as explained above.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To enhance our ability to continue to operate as a going concern, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. Given the development of 5G technology, digital and intelligent development is the new normal to real economies and people’s daily life in China, we believe there is great demand for our 5G and acoustic intelligent technology and products.

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

As of June 30, 2022, we had working capital deficit of $867,774 or a current ratio of 0.59:1. Our current assets were $1,256,801. As of June 30, 2021, we had a working capital deficit of $2,372,682 or a current ratio of 0.27:1. Our current assets were $885,985.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities in business areas such as 5G messaging. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2022 and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(5,139,712)	$(3,948,349)
Net cash used in investing activities	$(1,133,424)	$(168,685)
Net cash provided by financing activities	$6,379,304	$2,448,847

Cash Flow from Operating Activities

Net cash used in operating activities was $5,139,712 during the year ended June 30, 2022, compared to net cash used in operating activities of $3,948,349 during the year ended June 30, 2021, an increase in cash outflow of $1,191,363. The increase in cash outflow was mainly due to increased net loss by $2,227,366, increased accounts receivable outstanding of $267,158, increased cash outflow on inventory of $58,492, increased cash outflow on prepaid expenses of $157,303, increased cash outflow on accounts payable of $96,405, increased cash outflow on unearned revenue and deferred revenue of $142,402, which was partly offset by increased cash inflow from VAT prepayment of $216,022, increased cash inflow from accrued expenses and other payables by $518,520, and noncash adjustments to net loss of $378,590 depreciation and amortization expenses, and stock compensation expense of $621,000.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1,133,424 for the year ended June 30, 2022, which consists of cash paid for the acquisition of office furniture and equipment of $51,340, cash paid for acquisition and development of software systems of $1,051,111, and long-term investment into high-tech companies of $30,973. Net cash used in investing activities totaled $168,685 for the year ended June 30, 2021, which primarily was for cash paid for the acquisition of office furniture and equipment and leasehold improvements of $142,537, and for intangible assets of $26,148.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,379,304 during the year ended June 30, 2022, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796, proceeds from capital contribution from a major shareholder of $62,802, and increase in due to related parties of $37,042, but offset by repayment of loans payable of $1,402,336. Net cash provided by financing activities was $2,448,847 during the year ended June 30, 2021, which was the net proceeds from sale of our common stock through an equity financing of

The debt to equity ratio is 1.34 and 49.12 as of June 30 2022 and June 30 2021 respectively, which proved better management on credit sales and credit procurement.

As of June 30 2022,accounts receivable is $259,410 and accounts payable is $197,573.The amount of account payable is approximately the same as account receivable, which means the weight average of cost capital is in optimal level for financing current asset, and the maturity matching of short-term debt is perfectly achieved.

As of June 30 2022, the total liabilities of Datasea is $2,156,045, which shows a 43.52% decrease from previous period. The decrease of liability is due to matching the account payable with account receivable, the level of working capital is optimally well positioned.

Going forward

Datasea is in the  stage of becoming a leading enterprise in China’s digital economy, a top 100 private enterprise in China and a well-known multinational conglomerate. We will reach the domestic first-class and international leading level in technological innovation, talent training, ecological construction, etc., and provide cutting-edge artificial intelligence globally especially for acoustic intelligence to better build the digital world. To achieve this objective, management of the Company plans to:

●	Increasing the size of our addressable clients and market by offering acoustic intelligence product selection and growing our product catalog across (Represented by ultrasonic air sterilizer and actively deploy acoustic intelligence innovative applications in medical beauty, medical care and other fields);

●	Strengthen the acoustic intelligence business operation in the U.S for design, innovation, supply chain management, sales, and capitalization in order to reinforce the leadership position globally;

●	Develop new products for wider range of application layers, upgrade current service on 5G messaging business, and promote aggressively for seizing up market share;

●

Improving margins through operational discipline and accelerated growth in higher margin hardware, services and solutions while building critical mass in new business initiatives; and ensuring cost structure is sustainable relative to our revenue performance by aligning expenses to the size and growth of our business;

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

By executing on these priorities, we will create a compelling experience for clients and believe these efforts are critical to achieve sustained revenue growth to enable long-term value creation for our stockholders.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 14, 2021, Paris Kreit & Chiu CPA’s LLC (formerly known as Benjamin & Ko, “Benjamin”) was appointed as the new independent registered public accounting firm for the Company. Prior to engaging Paris Kreit & Chiu CPA’s LLC on September 14, 2021, the Company has not consulted Paris Kreit & Chiu CPA’s LLC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Paris Kreit & Chiu CPA’s LLC regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of Paris Kreit & Chiu CPA’s LLC, on September 14, 2021, Prager Metis CPAs, LLC was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from Prager Metis CPAs, LLC to Paris Kreit & Chiu CPA’s LLC was approved by the Audit Committee of the Company’s Board of Directors.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the weaknesses described in the following paragraphs, management believes that, as of June 30, 2022, our internal control over financial reporting was not effective due to the presence of the following weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

Management Plan to improve internal control

We have taken steps to enhance and improve the design of our internal control over financial reporting during past fiscal year, mainly including:

●	Continuing improve internal control charts, including, but not limited to, budget approval process, procurement and assets control, credit control, internal auditing and a cost accounting, review of the accounting professional duties and responsibilities handbook.

The Company has prepared compilation of internal control policy. Policy of internal procurement control, inventory management and control to prevent and detect fraud have been put in place.

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

●	To train the related personnel to execute the internal control policies and procedures; and

●	To summarize the internal control /audit reports quarterly to Audit Committee.

●	To set up bookkeeping for each entity under USGAAP from July 12021

●	To strengthen the study and training of SEC new regulations during the process of preparation response letters for SEC inquiries.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Zhixin Liu	36	Chairman of the Board, CEO, President & Secretary
Mingzhou Sun	53	Chief Financial Officer
Fu Liu	57	Director
Michael James Antonoplos	70	Independent Director
Stephen (Chun Kwok) Wong	40	Independent Director
Yan Yang	52	Independent Director
Chunqi Jiao	50	Chief Technology Officer

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

Ms. Yan Yang. Ms. Yang has served as Secretary General of the Dragon Merchants International Alliance, since 2018. From 2005 to 2018, she served as general manager of Beijing Mingsheng Kaitai Books Co., Ltd. From 2003 to 2005, she served as the deputy general manager of China Sunrise Enterprise Group Import and export company. From 1998 to 2003, she served as the general manager of the Distribution Department of Modern Book Distribution company. Over the course of Ms. Yang’s career, she has abundant experience specially in various business sectors, such as marketing, import and export, which we believe would be a valuable contribution to the Board and its committees.

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

Audit Committee

Stephen Wong, Michael James Antonoplos and Yan Yang are the members of our Audit Committee and Stephen Wong serves as the chairperson. All members of our Audit Committee meet the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

Compensation Committee

Yan Yang, Stephen Wong and Michael James Antonoplos are the members of our Compensation Committee and Yan Yang is the chairperson. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee shall be responsible for overseeing and making recommendations to the Board of Directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nomination and Corporate Governance Committee

Michael James Antonoplos, Yan Yang and Stephen Wong are the members of our Nomination and Corporate Governance Committee and Michael James Antonoplos serves as the chairperson. All members of our Nomination and Corporate Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Nomination and Corporate Governance Committee prior to consummation of this offering. In accordance with the Nomination and Corporate Governance Committee’s Charter, the Nomination and Corporate Governance Committee shall be responsible to identity and propose new potential director nominees to the Board of Directors for consideration and review our corporate governance policies.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended June 30, 2022, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the executive officers of the Company in all capacities for our fiscal years ended June 30, 2022 and 2021, respectively, for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ms. Zhixin Liu (1)	2021	$45,810	—	—	—	—	$45,810
Chairman, CEO	2022	$47,018	—	—	—	—	$47,018
Mingzhou Sun	2022	$35,233					$35,233
CFO	2021	$36,104					$36,104
Chunqi Jiao	2021	$31,282					$31,282
CTO	2022	$30,169					$30,169

(1)	Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal years 2018 and 2017. Starting from July 1, 2019, Liu’s monthly salary will be adjusted to 25,300 yuan (about $,3,918), with a bonus of 300,000 yuan ($46,460) to be paid under the contract.the bonus of $23,230 was paid by issuing 16,011 shares of stock.Up to June 30 2022,only RMB150,000($23,230) was payable to Zhixin Liu.

According to the agreement between Zhixin Liu and Datasea Inc., the Company grants to Ms. Zhixin Liu fifteen thousand (15,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance. Up to June 30 2022,135,000 shares of stock was issued to Zhixin Liu and 45,000 shares of stock has not been issued to Zhixin Liu.

Option Grants in Last Fiscal Year

There were no options granted to our executive officer in the fiscal year ended June 30, 2022.

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

On April 28, 2022, the shareholders of the Company approved an amendment (the “Amendment”) to the Company’s 2018 Equity Incentive Plan at the Company’s annual shareholder meeting. Pursuant to the Amendment, the number of shares of the Company’s common stock reserved for issuance under the 2018 Equity Incentive Plan was increased from 4,000,000 shares of common stock to 14,000,000 shares of common stock.

Director Compensation

The following table shows for the fiscal year ended June 30, 2022, certain information with respect to the compensation of our directors.

Fiscal Year 2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Zhixin Liu*	-	-	-
Fu Liu	37,726		37,726
Michael James Antonoplos	18,000	18,000	36,000
Stephen (Chun Kwok) Wong	7,743		7,743
YanYang	-		-

*	Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

*	Mr. Liu Fu, our Director and CO-Founder, but does not receive any compensation for his service as a director. He is also the chairman of Shuhai Beijing, $37,726 is the total salary received for his work and position of year 2022. The annual bonus is RMB 360,000($55,752), Up to June 2022, 19,213 shares of stock was issued as the compensation of bonus $27,876 and RMB180,000($27876) is payable to Fu Liu.According to the agreement between Fu Liu and Datasea Inc., the Company grants to Mr. Liu ten thousand (10,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.Up to June 30 2022,[ 90,000 ]shares of stock was issued to Fu Liu and [30,000 ] shares of stock is payable to Fu Liu

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2022 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% or more stockholders
Zhixin Liu (4)	9,749,295	40.00%
Fu Liu (3)	5,597,820	22.97%
Directors and Executive Officers:
Mingzhou Sun	—	—
Michael James Antonoplos	10,954	*
Stephen (Chun Kwok) Wong	—	—
Yan Yang	—	—
Chunqi Jiao	—	—
All officers and directors as a group (seven persons)	15,358,069	63.01%

*	less than 1%.

(1)	Applicable percentage of ownership is based on 24,374,633 shares of common stock outstanding as of September 27, 2022 together with securities exercisable or convertible into common stock within 60 days as of the date hereof for each stockholder.

(2)	Unless otherwise indicated, the address for the shareholders is 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

(3)	Director of the Company. 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China,100176.

(4)	Chairman of the Board, CEO.

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

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement, and was recorded as prepaid expense since the lease term was not over one year, and not required to be accounted for as a ROU. This rental agreement was canceled in June 2020 and the unused rents of RMB 120,000 ($17,620) was returned to the Company. The Car Rental Agreement was renewed on July 1, 2021 for the period from July 1, 2021 to June 30, 2022, with a monthly rent of RMB18,000 ( $2,787) and a total amount of RMB216,000 ($33,451). This rent fee is outstanding as of June 30, 2022.

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

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rnts an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rent expense for this agreement was $15,537 for the year ended June 30, 2021. The agreement was renewed for 7 months from October 1, 2021 to April 30, 2022 and monthly rental is RMB13,500 (US $2,090.72), and the total rent is RMB94,500 (US $14,635.05). Then the agreement was renewed again from May 1, 2022 to April 30, 2023, the monthly rental is RMB19 642.5 (US $3,042) and the annual rental is RMB235,710 (US $36,504)

As of June 30, 2022, the Company had due to related parties of $33,451 for car rental fee and $32,334 for lease house fee.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our previous independent registered public accounting firm, Paris Kreit & Chiu CPA’s LLC (formerly Benjamin & Ko) and Morison Cogen LLP, for the fiscal years ended June 30, 2022 and 2021, respectively, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2021	2022
Audit Fees	$92,000	$128,850
Audit-Related Fees	8.883	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$100,883	$128,850

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2022 and 2021 did not impair their independence.

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

(3) Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.

10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.
10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.17	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd., incorporated herein by reference to Exhibit 10.18 of the 10-K filed on October 15, 2019.
10.18	English Translation of the Lease Agreement, dated August 11, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd. incorporated herein by reference to Exhibit 10.18 of the 10-K filed on September 28, 2021.
10.19	English Translation of the Lease Agreement, dated August 26, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Hangzhou Zhexin Information Technology Co., Ltd. incorporated herein by reference to Exhibit 10.19 of the 10-K filed on September 28, 2021.
10.20	English Translation of the Supplementary Lease Agreement, dated January 14, 2021, by and among Tianjin Information Sea Information Technology Co., Ltd., Hangzhou Zhexin Information Technology Co., LTD and Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. incorporated herein by reference to Exhibit 10.20 of the 10-K filed on September 28, 2021.
10.21	Common Stock Purchase Agreement, dated October 22, 2020, by and between Datasea, Inc. and Triton Funds LP, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on October 23, 2020.
10.22	Form of Securities Purchase Agreement in connection with the registered direct offering closed on July 22, 2021, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on July 22, 2021.
10.23	Placement Agency Agreement, dated July 20, 2021, by and between Datasea, Inc. and FT Global Capital, Inc., incorporated herein by reference to Exhibit 10.2 of the 8-K filed on July 22, 2021
10.24	English Translation of the Employment Agreement, dated August 1, 2021, by and between Datasea, Inc. and Mingzhou Sun, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on August 4, 2021
10.25	Amendment No. 1 to Datasea Inc. 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 99.1 of the 8-K filed on May 2, 2022.
10.26*	English Translation of the Lease Agreement, dated March 30, 2021, by and between Liu Zhixin and Heilongjiang Xunrui Technology Co., Ltd.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 tof the 10-K for the fiscal year ended June 30, 2021 filed on September 28, 2021)
23.1*	Paris Kreit & Chiu CPA LLP Consent
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 28, 2022	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	Chief Executive Officer,
Zhixin Liu	President, Corporate Secretary and Chair of the Board	September 28, 2022

/s/ Mingzhou Sun	Chief Financial Officer	September 28, 2022
Mingzhou Sun	(principal accounting and financial officer)

/s/ Fu Liu	Director	September 28, 2022
Fu Liu

/s/ Michael James Antonoplos	Independent Director	September 28, 2022
Michael James Antonoplos

/s/ Yan Yang	Independent Director	September 28, 2022
Yan Yang

/s/ Stephen (Chun Kwok) Wong	Independent Director	September 28, 2022
Stephen (Chun Kwok) Wong

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

DATASEA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Datasea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datasea Inc., and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going concern- Refer to Note 2 to the financial statements and the Emphasis of Matter Regarding Going Concern paragraph above

Critical Audit Matter Description

The Company had an accumulated deficit of $18.58 million and incurred a net loss from operations of approximately $6.52 million as of and for the year end June 30, 2022. The Company has had recurring losses from operations which has raised substantial doubt about the entity’s ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures to address this matter were to obtain cash flow forecast from the Company, evaluate the reasonableness of the forecast, and test the receipt of cash subsequent to June 30, 2022.

/s/ Paris, Kreit & Chiu CPA LLP (formerly known as Benjamin & Ko)

We have served as the Company's auditor since 2021.

New York, New York

September 28, 2022

Auditor’s name: Paris Kreit & Chiu CPA LLP

Location: New York, New York

Firm ID: 6651

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2022	JUNE 30, 2021

ASSETS
CURRENT ASSETS
Cash	$164,217	$49,676
Accounts receivable	259,410	1,856
Inventory	211,353	194,264
Value-added tax prepayment	46,509	171,574
Prepaid expenses and other current assets	575,312	468,615
Total current assets	1,256,801	885,985

NONCURRENT ASSETS
Security deposit for rents	17,181	256,987
Long term investment	29,800	-
Property and equipment, net	187,831	309,408
Intangible assets, net	1,741,791	1,092,147
Right-of-use assets, net	522,273	1,350,590
Total noncurrent assets	2,498,876	3,009,132

TOTAL ASSETS	$3,755,677	$3,895,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$197,573	$174,718
Unearned revenue	289,888	189,527
Deferred revenue	-	46,439
Accrued expenses and other payables	994,884	561,674
Due to related party	102,331	69,305
Loans payable	81,950	1,486,819
Operating lease liabilities	457,949	730,185
Total current liabilities	2,124,575	3,258,667

NONCURRENT LIABILITIES
Operating lease liabilities	31,470	558,739
Total noncurrent liabilities	31,470	558,739

TOTAL LIABILITIES	2,156,045	3,817,406

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 24,324,633 and 21,474,138 shares issued and outstanding as of June 30, 2022 and 2021, respectively	24,325	21,474
Additional paid-in capital	20,729,559	12,086,788
Accumulated comprehensive income	283,587	273,250
Accumulated deficit	(18,583,566)	(12,061,858)
TOTAL COMPANY STOCKHOLDERS’ EQUITY	2,453,905	319,654

Noncontrolling interest	(854,273)	(241,943)

TOTAL EQUITY	1,599,632	77,711

TOTAL LIABILITIES AND EQUITY	$3,755,677	$3,895,117

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED JUNE 30,
	2022	2021

Revenues	$17,080,911	$175,138
Cost of goods sold	16,125,238	81,135

Gross profit	955,673	94,003

Operating expenses
Selling	1,358,203	568,034
General and administrative	5,574,985	3,535,416
Research and development	1,259,739	851,839

Total operating expenses	8,192,927	4,955,289

Loss from operations	(7,237,254)	(4,861,286)

Non-operating income (expenses)
Other income (expenses)	75,075	(25,547)
Interest income	50,497	2,517

Total non-operating income (expenses), net	125,572	(23,030)

Loss before income tax	(7,111,682)	(4,884,316)

Income tax	-	-

Loss before noncontrolling interest	(7,111,682)	(4,884,316)

Less: loss attributable to noncontrolling interest	(589,974)	(235,839)

Net loss to the Company	(6,521,708)	(4,648,477)

Other comprehensive item
Foreign currency translation gain attributable to the Company	10,337	103,043
Foreign currency translation loss attributable to noncontrolling interest	(22,356)	(6,104)

Comprehensive loss attributable to the Company	$(6,511,371)	$(4,545,434)

Comprehensive loss attributable to noncontrolling interest	$(612,330)	$(241,943)

Basic and diluted net loss per share	$(0.27)	$(0.22)

Weighted average shares used for computing basic and diluted loss per share	23,956,393	21,279,004

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	reserves	deficit	income	Total	interest

Balance at July 1, 2020	20,943,846	$20,944	$11,104,666	$-	$(7,413,381)	$170,207	$3,882,436	$-

Net loss	-	-	-	-	(4,648,477)	-	(4,648,477)	(235,839)

Issuance of common stock for equity financing	520,000	520	930,480	-	-	-	931,000	-

Issuance of common stock for subscription agreement entered in prior period	6,600	6	30,646	-	-	-	30,652	-

Shares issued for stock compensation expense	3,692	4	20,996	-	-	-	21,000	-

Foreign currency translation gain (loss)	-	-	-	-	-	103,043	103,043	(6,104)

Balance at June 30, 2021	21,474,138	21,474	12,086,788	-	(12,061,858)	273,250	319,654	(241,943)

Net loss	-	-	-	-	(6,521,708)	-	(6,521,708)	(589,974)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	-	7,681,796	-

Shares issued for stock compensation expense	246,479	247	641,754	-	-	-	642,001	-

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	-	62,802	-

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	-	259,023	-

Foreign currency translation gain (loss)	-	-	-	-	-	10,337	10,337	(22,356)

Balance at June 30, 2022	24,324,633	$24,325	$20,729,559	$-	$(18,583,566)	$283,587	$2,453,905	$(854,273)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30,
	2022	2021

Cash flows from operating activities:
Loss including noncontrolling interest	$(7,111,682)	$(4,884,316)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal on fixed assets	916	9,698
Depreciation and amortization	577,822	199,232
Bad debt expense	284,958	277,639
Inventory impairment	-	10,837
Operating lease expense	863,691	809,630
Stock compensation expense	642,000	21,000
Changes in assets and liabilities:
Accounts receivable	(267,771)	(613)
Inventory	(25,323)	33,169
Value-added tax prepayment	123,313	(92,709)
Prepaid expenses and other current assets	(224,285)	(66,982)
Accounts payable	26,236	122,641
Unearned revenue	111,689	165,462
Deferred revenue	(46,461)	42,168
Accrued expenses and other payables	741,328	222,808
Payment on operating lease liabilities	(836,143)	(818,013)

Net cash used in operating activities	(5,139,712)	(3,948,349)

Cash flows from investing activities:
Acquisition of property and equipment	(51,340)	(142,537)
Acquisition of intangible assets	(1,051,111)	(26,148)
Long-term investment	(30,973)	-

Net cash used in investing activities	(1,133,424)	(168,685)

Cash flows from financing activities:
Due to related parties	37,042	68,541
(Payment) proceeds of loans payable	(1,402,336)	1,449,306
Proceeds from capital contribution from a major shareholder	62,802	-
Net proceeds from issuance of common stock	7,681,796	931,000

Net cash provided by financing activities	6,379,304	2,448,847

Effect of exchange rate changes on cash	8,373	51,927

Net increase (decrease) in cash	114,541	(1,616,260)

Cash, beginning of year	49,676	1,665,936

Cash, end of year	$164,217	$49,676

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Transfer of prepaid software development expenditure to intangible assets	$50,000	$1,304,996
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,100,000
Shares issued for accrued bonus to officers	$259,023	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our” or similar terminology) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu (“Ms. Liu”), an owner of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu. As a holding company with no material operations, the Company conducts a majority of its business activities through organizations established in the People’s Republic of China (“PRC), primarily by variable interest entity (the “VIE”). The Company does not have any equity ownership of its VIE, instead it controls and receives economic benefits of the VIE’s business operations through certain contractual arrangements.

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company (“LLC”) incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who own 100% of Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for 6,666,667 shares of Common Stock, causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information” or “WOFE”), an LLC incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., an LLC incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company; and Shuhai Information Technology Co., Ltd., also an LLC incorporated under the laws of the PRC (“Shuhai Beijing”), to become a variable interest entity (“VIE”) of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

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

In January 2020, the Company acquired ownership in three entities for no consideration from the Company’s management which set up such entities on the Company’s behalf (described below).

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

On March 4, 2020, Shuhai Jingwei formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G message technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun.

On February 16, 2022, Shuhai Jingwei formed Shenzhen Acoustic Effect Management Limited Partnership (“Shenzhen Acoustic MP”) with 99% ownership interest, the remaining 1% ownership interest is held by a third party.

On February 16, 2022, Shuhai Jingwei formed Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Shenzhen Acoustic”), a PRC Company, in which Shuhai Jingwei holds 60% ownership interest, 10% ownership interest is held by Shenzhen Acoustic MP, and remaining 30% ownership interest is held by a third party.

On March 4, 2022, Shuhai Beijing formed Beijing Yirui Business Management Development Center (“Yirui”) with 99% ownership interest as an ordinary partner, the remaining 1% ownership interest is held by Zhixin Liu.

On March 4, 2022, Shuhai Beijing formed Beijing Yiying Business Management Development Center (“Yiying”) with 99% ownership interest as an ordinary partner, the remaining 1% ownership interest is held by Zhixin Liu.

Impact of Coronavirus Outbreak

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic has prompted the Company to focus on developing epidemic related products to pursue new business opportunities such as integrating the Company’s security platform and epidemic prevention system for schools and public communities for epidemic prevention.  Starting April 2020, the Company resumed normal workflow. Since April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, but the number of new cases are not significant due to PRC government’s strict control. Since February 2022 to date, COVID-19 variants cases increased and fluctuated in many cities of China; however, based on available information, management of the Company does not believe that COVID-19 new cases would have a significant impact on the Company’s operations; and does not anticipate any impairment of its assets. Management of the Company believes that its financial resources will be sufficient to handle the challenges associated with COVID-19.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2022 and 2021, the Company had a net loss of approximately $6.52 million and $4.65 million, respectively. The Company had an accumulated deficit of approximately $18.58 million as of June 30, 2022, and negative cash flow from operating activities of approximately $5.14 million and $3.95 million for the years ended June 30, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 69.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 51% ownership from Guohao Century and 19% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary - Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of the date of this report.

Zhixin Liu
Fu Liu
Other Holder
40.21%
22.97%
36.82%
Datasea Inc.
(a Nevada corporation)
100%
Shuhai Information Skill(HK) Limited
(a Hong Kong Limited Company)
100%
Tianjin Information Sea Information Technology Co.Ltd.
(a PRC Limited Liability Company)
VIE Conractual Agreements
Shuhai Information Technology Co.Ltd.
(a PRC Limited Liability Company)
1%
99%
1%
99%
Beijing Yiying Business Management Development Center (Limited partnership)
Beijing Yirui Business Management Development Center (Limited partnership)
90.91%
90.91%
100%
100%
100%
99%
9.09%
Guozhong Haoze (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Guozhong Times (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Guohao Century (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Heilongjiang Xunrui Technology Co., Ltd. (a PRC Limited Liability Company)
Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (a PRC Limited Liability Company)
Nanjing Shuhai Equity Investment & Fund Management Co., Ltd. (a PRC Limited Liability Company)
9.09%
51%
99%
60%
99%
Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (a PRC Limited Liability Company)
19%
Hangzhou Zhangqi Business Management Partnership (Limited Partnership )
Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd. (a PRC Limited Liability Company)
10%
Shenzhen Acoustic Effect Management Partnership (Limited Partnership )

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its CFS, the financial statements of Shuhai Beijing, its VIE. ASC 810 requires a VIE to be consolidated if the Company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. A VIE is an entity in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards of such entity, and therefore the Company is the primary beneficiary of such entity.

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

Through the VIE agreements, Tianjin Information, an indirect subsidiary of DataSea is deemed the primary beneficiary of Shuhai Beijing and its subsidiaries. Accordingly, the results of Shuhai Beijing and its subsidiaries were included in the accompanying CFS. Shuhai Beijing has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shuhai Beijing do not have recourse to the Company’s general credit.

VIE Agreements

Operation and Intellectual Property Service Agreement – This agreement was entered on October 20, 2015 and allows the WOFE to manage and operate Shuhai Beijing and collect an operating fee equal to Shuhai Beijing’s pre-tax income, per month. If Shuhai Beijing suffers a loss and as a result does not have pre-tax income, such loss shall be carried forward to the following month to offset the operating fee to be paid to WOFE if there is pre-tax income of Shuhai Beijing in the following month. Furthermore, if Shuhai Beijing cannot pay off its debts, WOFE shall pay off the debt on Shuhai Beijing’s behalf. If Shuhai Beijing’s net assets fall lower than its registered capital balance, WOFE shall provide capital for Shuhai Beijing to make up for the deficit. Under the terms of the Operation and Intellectual Property Service Agreement, Shuhai Beijing entrusts Tianjin Information to manage its operations, manage and control its assets and financial matters, and provide intellectual property services, purchasing management services, marketing management services and inventory management services to Shuhai Beijing. Shuhai Beijing and its shareholders shall not make any decisions nor direct the activities of Shuhai Beijing without Tianjin Information’s consent.

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

The following is the tabular form condensed consolidating schedule  - depicting the financial position, cash flows and results of operations for the parent, the subsidiary, WOFE, and the consolidated variable interest entity, and any eliminating adjustments separately as of and for the years ending June 30, 2022 and 2021, and for the years ended June 30, 2022 and 2021, respectively.

Condensed Consolidating Statements of Income Information

	Year Ended June 30, 2022
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$17,080,911		$17,080,911
Revenue-Parent provide service to VIE	49,600				(49,600)	-
Revenue - WOFE sold inventory to VIE			2,844,126		(2,844,126)	-
Revenue - VIE sold inventory to WOFE				211,053	(211,053)	-
Revenue - from VIE’s label that is used by WOFE				1,782,451	(1,782,451)	-
						-
Cost of Revenue - third parties			-	13,374,932		13,374,932
Cost of Revenue - associated with the inventory that the WOFE sold to the VIE			2,607,564	2,607,564	(2,607,564)	2,607,564
Cost of Revenue - associated with the inventory that the VIE sold to the WOFE			142,742	142,742	(142,742)	142,742
Cost of Revenue - WOFE use of label that is owned by VIE			1,782,451		(1,782,451)	-
Gross profit	49,600	-	(1,688,631)	2,949,177	(354,473)	955,673

Operating expenses	1,292,158	320,625	871,643	5,708,501		8,192,927
Operating expenses-VIE cost that was purchased from WOFE				206,839	(206,839)	-
Operating expenses-VIE cost that service provided by Parent				51,799	(51,799)	-
Loss from operations	(1,242,558)	(320,625)	(2,560,274)	(2,759,324)	(354,473)	(7,237,254)
Other income (expenses), net	(1,292)	23	45,050	81,791		125,572
Income tax expense						-
Loss before noncontrolling interest	(1,243,850)	(320,602)	(2,515,224)	(2,677,533)	(354,473)	(7,111,682)
Less: loss attributable to noncontrolling interest				(589,974)		(589,974)
Net loss to the Company	$(1,243,850)	$(320,602)	$(2,515,224)	$(2,087,559)	$(354,473)	$(6,521,708)

	Year Ended June 30, 2021
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Eliminations	Consolidated
Revenue - third parties	$-	$-	$334	$174,804		$175,138
Revenue - WOFE sold inventory to VIE			58,536		(58,536)	-
Revenue - VIE sold inventory to WOFE				2,988	(2,988)	-
Revenue - from VIE’s label that is used by WOFE				170,820	(170,820)	-
Total Revenues	-	-	58,870	348,612	(232,344)	175,138

Cost of Revenue - third parties			294	19,317		19,611
Cost of Revenue - associated with the inventory that the WOFE sold to the VIE			58,536	58,536	(58,536)	58,536
Cost of Revenue - associated with the inventory that the VIE sold to the WOFE			2,988	2,988	(2,988)	2,988
Cost of Revenue - WOFE use of label that is owned by VIE			170,820		(170,820)	-
Total Cost of Revenues	-	-	232,638	80,841	(232,344)	81,135

Gross profit	-	-	(173,768)	267,771	(0)	94,003

Operating expenses	588,562	99,947	851,969	3,414,811		4,955,289

Loss from operations	(588,562)	(99,947)	(1,025,737)	(3,147,040)	(0)	(4,861,286)

Total non-operating income, net	(762)	(390)	(11,727)	(10,151)		(23,030)
Income tax expense						-
Loss before noncontrolling interest	(589,324)	(100,337)	(1,037,464)	(3,157,191)	(0)	(4,884,316)
Less: loss attributable to noncontrolling interest				(235,839)		(235,839)
Net loss to the Company	$(589,324)	$(100,337)	$(1,037,464)	$(2,921,352)	(0)	$(4,648,477)

Condensed Consolidating Balance Sheets Information

	As of June 30, 2022
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated

Cash	$4,175	$6,435	$17,873	$135,734		$164,217
Accounts receivable				259,410		259,410
Accounts receivable - VIE			1,322,556		(1,322,556)	-
Inventory			5,186	206,167		211,353
Inventory - VIE			-			-
Inventory - WOFE				28,597	(28,597)	-
Other receivables-Subsidiaries			120		(120)	-
Other receivables - VIE			9,683,156		(9,683,156)	-
Other receivables - WOFE	72,651				(72,651)	-
Other current assets	-	-	118,238	502,255	1,328	621,821

Total current assets	76,826	6,435	11,147,129	1,132,163	(11,105,752)	1,256,801

Property and equipment, net			94,362	93,469		187,831
Intangible assets, net		781,875	90,545	936,421	(67,050)	1,741,791
Right of use asset, net			394,988	127,285		522,273
Investment into subsidiaries	12,920,480				(12,920,480)	-
Investment into WOFE		11,050,913			(11,050,913)	-
Other non-current assets	-		17,181	29,800	-	46,981

Total non-current assets	12,920,480	11,832,788	597,076	1,186,975	(24,038,443)	2,498,876

Total Assets	$12,997,306	$11,839,223	$11,744,205	$2,319,138	$(35,144,195)	$3,755,677

Accounts payable	$110,800		$51,104	$35,669		$197,573
Accounts payable - WOFE				1,322,556	(1,322,556)	-
Advance from customer			492	289,396		289,888
Accrued expense and other payable			62,593	1,190,564	(258,273)	994,884
Lease liability			414,236	43,713		457,949
Loan payable			-	81,950		81,950
Other payables - Datasea			69,851		(69,851)	-
Other payables - VIE						-
Other payables - WOFE		122		9,683,156	(9,683,278)	-
Other current liabilities	-		32,184	70,147		102,331

Total current liabilities	110,800	122	630,460	12,717,151	(11,333,958)	2,124,575

Lease liability - noncurrent			31,470	-		31,470

Total non-current liabilities	-	-	31,470	-	-	31,470

Total liabilities	110,800	122	661,930	12,717,151	(11,333,958)	2,156,045

Accumulated deficit	(2,437,676)	(1,081,379)	(4,684,988)	(10,561,552)	182,029	(18,583,566)
Other equity	15,324,182	12,920,480	15,767,263	163,539	(23,992,266)	20,183,198

Total equity	12,886,506	11,839,101	11,082,275	(10,398,013)	(23,810,237)	1,599,632

Total liabilities and stockholders’ equity	$12,997,306	$11,839,223	$11,744,205	$2,319,138	$(35,144,195)	$3,755,677

	As of June 30, 2021
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated

Cash	$14,042	$2,948	$5,770	$26,916		$49,676
Accounts receivable				1,856		1,856
Accounts receivable - VIE			501,288		(501,288)	-
Inventory			1,420	192,844		194,264
Inventory - VIE			201,372		(201,372)	-
Inventory - WOFE				18,051	(18,051)	-
Other receivables-Subsidiaries			124		(124)	-
Other receivables - VIE			6,500,938		(6,500,938)	-
Other receivables - WOFE	30,652				(30,652)	-
Other current assets	39,868	50,000	76,198	474,123		640,189

Total current assets	84,562	52,948	7,287,110	713,790	(7,252,425)	885,985

Property and equipment, net			142,215	167,193		309,408
Intangible assets, net		1,052,500	28,663	10,984		1,092,147
Right of use asset, net			908,149	442,441		1,350,590
Investment into subsidiaries	5,860,480				(5,860,480)	-
Investment into WOFE		3,994,377			(3,994,377)	-
Other non-current assets	-		88,744	168,243	-	256,987

Total non-current assets	5,860,480	5,046,877	1,167,771	788,861	(9,854,857)	3,009,132

Total Assets	$5,945,042	$5,099,825	$8,454,881	$1,502,651	$(17,107,282)	$3,895,117

Accounts payable	$99,500		$62,332	$12,886		$174,718
Accounts payable - WOFE				501,289	(501,289)	-
Advance from customer				189,527		189,527
Accrued expense			1,381	505,905		507,286
Lease liability			473,509	256,676		730,185
Loan payable			30,959	1,455,860		1,486,819
Other payables - Datasea			30,959		(30,959)	-
Other payables - VIE			175,276		(175,276)	-
Other payables - WOFE		122		6,325,662	(6,325,784)	-
Other current liabilities	39,750		152	130,230		170,132

Total current liabilities	139,250	122	774,568	9,378,035	(7,033,308)	3,258,667

Lease liability - noncurrent			479,063	79,676		558,739

Total non-current liabilities	-	-	479,063	79,676	-	558,739

Total liabilities	139,250	122	1,253,631	9,457,711	(7,033,308)	3,817,406

Accumulated deficit	(937,751)	(760,777)	(1,925,470)	(8,112,821)	(325,039)	(12,061,858)
Other equity	6,743,543	5,860,480	9,126,720	157,761	(9,748,935)	12,139,569

Total equity	5,805,792	5,099,703	7,201,250	(7,955,060)	(10,073,974)	77,711

Total liabilities and stockholders’ equity	$5,945,042	$5,099,825	$8,454,881	$1,502,651	$(17,107,282)	$3,895,117

Condensed Consolidating Cash Flows Information

	Year Ended June 30, 2022
	PARENT	SUBSIDIARIES - HK entity	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(548,484)	$23	$(3,280,231)	$(1,246,639)		$(5,145,022)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(64,381)			(64,381)
						-
Net cash provided by/(used in) investing activities			(26,391)	(1,107,033)		(1,133,424)
Net cash provided by/(used in) investing activities (Parent investment to HK)	(7,060,000)				7,060,000	-
Net cash provided by/(used in) investing activities (Parent investment to WOFE)	(42,000)				42,000	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(3,769,866)		3,769,866	-
Net cash provided by/(used in) investing activities (HK to WOFE)		(7,056,536)			7,056,536	-
						-
Net cash provided by/(used in) financing activities	7,642,796		2,478	(1,265,970)		6,448,995
Net cash provided by/(used in) financing activities (Parent to HK )	-	7,060,000	41,629		(7,101,629)	-
Net cash provided by/(used in) financing activities WOFE to PARENT)						-
Net cash provided by/(used in) financing activities (WOFE’s cash inflow from HK)			7,074,350		(7,074,350)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				3,769,866	(3,769,866)	-

Net increase (decrease) in cash and cash equivalents	$(9,867)	$3,487	$(23,114)	$144,035		$114,541

	Year Ended June 30, 2021
	PARENT	SUBSIDIARIES - HK entity	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(511,693)	$(2,837)	$(1,043,939)	$(2,389,879)		$(3,948,349)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(36,172)	36,172		(0)

Net cash provided by/(used in) investing activities			(105,907)	(62,777)		(168,685)
Net cash provided by/(used in) investing activities (Parent investment to HK, but proceeds went to WOFE directly)	(1,360,000)*				1,360,000
Net cash provided by/(used in) investing activities (HK to WOFE)		(10,689)			10,689	-

Net cash provided by/(used in) financing activities	1,000,529		29,190	1,419,128		2,448,847
Net cash provided by/(used in) financing activities (Parent to WOFE)	(30,529)		30,178		351	0
Net cash provided by/(used in) financing activities (WOFE’s cash inflow from parent and HK)		123	1,372,067		(1,372,190)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)			(866,660)	866,660		0

Net increase (decrease) in cash and cash equivalents	$(901,693)	$(13,403)	$(568,521)	$(131,493)	$(1,150)	$(1,616,260)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2022 and 2021, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $56,971 and $59,187 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of June 30, 2022 and 2021, respectively.

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

Furniture and fixtures	3-5 years
Office equipment	3-5 years
Vehicles	5 years
Leasehold improvement	3 years

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

As of June 30, 2022 and 2021, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the years ended June 30, 2022 and 2021, there was no impairment loss recognized on long-lived assets.

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

DEFERRED REVENUE

Deferred revenue consists primarily of local government’s financial support under “2020 Harbin Eyas Plan” to Xunrui for technology innovation of developing the Intelligent Campus Security Management Platform. The Company recorded the grant as income during the year ending June 30, 2022 when it passes local government’s inspection of the project.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2022 and 2021.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. As of June 30, 2022, the net ROU was $522,273 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. As of June 30, 2022, total operating lease liabilities (includes current and noncurrent) were $489,419, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

During the year ended June 30, 2022, the Company’s revenue of $17.02 million   was mainly from 5G messaging services including 5G Short Message Services (“SMS”), 5G integrated message marketing cloud platform (“5G MMCP”) and 5G multi-media video messaging (a value-added service). The related cost for such services provided of $16.09 million   for the year ended June 30, 2022, was mainly for the SMS service platform using fee that was provided from third-party mobile virtual network operators (MVNO) that obtains bulk access to network services at wholesale rates from its upstream suppliers or ultimate three major telecommunication and network operators in China, and sell it to downstream customers like Shuhai Beijing and its subsidiary, Hangzhou Zhangxun; and 5G MMCP project development cost. In addition, during the year ended June 30, 2022, the Company’s revenue of $56,216, respectively, was from Smart City projects which were mainly for the comprehensive security needs of residential communities, schools and commercial enterprises, the related cost for such services provided was $33,335  for the year ended June 30, 2022.

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

All of the Company’s customers are in the PRC and all revenues for the years ended June 30, 2022 and 2021 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of June 30, 2022, the Company had no unrecognized tax benefits and no charges during the year ended June 30, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of June 30, 2022. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

As of June 30, 2022, Zhangxun was 30.19% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 30.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, Guozhong Haoze was 0.091% owned by noncontrolling interest. During the years ended June 30, 2022 and 2021, the Company had loss of $589,974 and $235,839 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $153,607 and $32,687 as of June 30, 2022 and 2021, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2022, cash of $4,175 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of June 30, 2022, the cash balance of $6,435 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	June 30,	June 30,
	2022	2021
Period-end date USD: RMB exchange rate	6.7114	6.4601
Average USD for the reporting period: RMB exchange rate	6.4571	6.6273

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2021 and 2020, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 and 101,500 warrants were anti-dilutive for the years ended June 30, 2022 and 2021, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2022	June 30, 2021
Furniture and fixtures	$113,113	$115,507
Vehicle	522	3,096
Leasehold improvement	233,558	242,643
Office equipment	278,232	246,910
Subtotal	625,425	608,156
Less: accumulated depreciation	437,594	298,748
Total	$187,831	$309,408

Depreciation for the years ended June 30, 2022 and 2021 was $164,145 and $142,125, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2022	June 30, 2021
Software registration or using right	$1,226,671	$58,157
Patent	15,640	33,634
Software and technology development costs	1,006,412	1,100,000
Value-added telecommunications business license	16,552	16,249
Subtotal	2,265,275	1,208,040
Less: Accumulated amortization	523,484	115,893
Total	$1,741,791	$1,092,147

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the years ended June 30, 2022 and 2021 was $413,677 and $57,107, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	June 30, 2021
Security deposit	$255,325	$6,956
Prepaid expenses	230,745	53,944
Prepaid software development	-	50,000
Prepaid insurance	-	39,868
Other receivables - Heqin	548,321	569,651
Advance to third party individuals, no interest, payable upon demand	49,299	-
Others	39,943	33,021
Total	1,190,683	753,440
Less: allowance for other receivables - Heqin	548,321	284,825
Total	$575,312	$468,615

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of December 31, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($569,651) from Heqin and was recorded as other receivables. As of June 30, 2021, Guozhong Times had an outstanding receivable of RMB 3.68 million ($548,321) from Heqin and was recorded as other receivable. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date.

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

As of June 30, 2022 and 2021, Heqin did not make any repayment to the Company, and the Company made a bad debt allowance of $548,321 and $284,825 as of June 30, 2022 and 2021, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November, 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company in Nanjing City specializing on internet security equipment. In addition, Shuhai Nanjing also agreed to invest RMB 300,000 ($47,300) for 3% stock ownership of another high-tech company in Nanjing City specializing on digital market monitoring solutions, and Shuhai Nanjing paid RMB 200,000 ($29,800) in November 2021, however, this investment of $29,800 was returned to Shuhai Nanjing in May 2022 due to change of business direction by the high-tech company.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2022	June 30, 2021
Other payables	$147,269	$54,388
Due to third parties	117,531	-
Social security payable	425,700	132,566
Senior officer’s salary payable	-	204,332
Salary payable - employees	304,384	170,388
Total	$994,884	$561,674

Due to third parties were the short term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

On April 24, 2022, the Company entered a loan agreement with an unrelated party for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. In addition, there is also other receivable of $67,050 from the same unrelated party. As of June 30, 2022, the outstanding loan balance was $81,950.

As of June 30, 2021, the Company had several loan agreements with the same related party for $1,486,819, these loans bear no interest, and are required to be repaid any time before December 31, 2021. The Company repaid the loan in full to the unrelated party by December 31, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

In April 2020, the Company’s CEO (also the major shareholder of the Company) entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000), The rental expense for this agreement was $10,647 and $9,431 for the years ended June 30, 2022 and 2021, respectively. The lease was expired on April 30, 2022.

On October 1, 2020, the Company’s CEO entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s President for total rent of RMB 94,500 ($14,690). The rental expense for this agreement was $20,976  and $15,537, respectively, for the years ended June 30, 2022 and 2021.  The lease was expired April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement covering this office location rental and the apartment rental (described above) with the Company’s President for an annual rent of RMB 235,710 ($35,120), the Company is required to pay the rent before April 30, 2023.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. The rental expense for this lease was $23,540 for the year ended June 30, 2022.

On December 24, 2021, the Company’s CEO contributed RMB 400,000 ($62,802) as capital contribution to Shuhai Beijing.

Due to related parties

As of June 30, 2022 and 2021, the Company had due to related parties of $102,331 and $69,305, respectively, mainly was for the payable of an office leasing from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

In addition, the Company has also agreed to issue to its placement agent for offering above warrants to purchase a number of shares of the common stock equal to 5.0% of the aggregate number of shares of the common stock sold in this offering (121,845 shares of warrants), the warrants have an exercise price of $4.48 per share and will terminate on the two and one-half-year anniversary of the closing of the offering. The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $225,964. The warrants issued in this financing was classified as equity instruments.

The closing of the sales of these securities under the securities purchase agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,640,000, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and has been used for working capital and general corporate purposes, and for the repayment of debt.

Following is a summary of the activities of warrants for the period ended June 30, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2020	101,500	$6.00	3.47
Exercisable as of June 30, 2021	101,500	$6.00	3.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired
Outstanding as of June 30, 2021	101,500	6.00	2.47
Exercisable as of June 30, 2021	101,500	6.00	2.47
Granted	1,218,453	4.48	2.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2022	1,319,953	$4.60	1.63
Exercisable as of June 30, 2022	1,319,953	$4.60	1.63

Shares to Independent Directors as Compensation

During the years ended June 30, 2022 and 2021, the Company recorded $19,500 and $21,000 stock compensation expense to two independent directors through the issuance of 11,739 and 3,692 shares of the Company’s common stock at market price of the stock issuance date, respectively.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month staring from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the year ended June 30, 2022, the Company recorded the fair value of $607,500 stock compensation expense for the shares that are issued to the Company’s CEO and one of the board members for the quarter.

Shares to a Consultant as Compensation

On October 1, 2021, the Company entered into a one-year advisory agreement with a consultant for a monthly compensation of $3,000, payable on a quarterly basis by the issuance of the Company’s shares. The Company issued the consultant  9,740 shares of the Company’s common stock for the fair value of $15,001 during the year ended June 30, 2022. This agreement was terminated on Feb 28 2022.

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of June 30, 2022 and 2021, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $2.19 million and $0.94 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of June 30, 2022 and 2021, the Company has approximately $13.91 million and $9.04 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2022 and 2021.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2022 and 2021:

	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.8)%	(3.3)%
Effect of PRC tax holiday	0.3%	3.0%
Valuation allowance	23.5%	21.3%

Effective tax rate	-%	-%

The provision for income tax expense (benefit) for the years ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
Income tax expense – current	$-	$-
Income tax benefit – deferred	(1,606,146)	(920,120)
Increase in valuation allowance	1,606,146	920,120
Total income tax expense	-	-

The Company’s net deferred tax assets as of June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
Deferred tax asset
Net operating loss	$3,220,526	$1,841,786
R&D expense	123,750	123,750
Accrued expense of officers’ salary	-	29,876
Depreciation and amortization	82,406	3,502
Bad debt expense	142,479	69,410
Social security and insurance accrual	134,771	29,949
Inventory impairment	14,804	14,423
ROU, net of lease liabilities	4,792	4,686
Total	3,723,528	2,117,382
Less: valuation allowance	(3,723,528)	(2,117,382)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Years Ended June 30, 2022	Years Ended June 30, 2021
Operating lease expense	$863,691	$809,630

June 30, 2022
Right-of-use assets	$522,273
Lease liabilities - current	457,949
Lease liabilities - noncurrent	31,470
Weighted average remaining lease term	0.73 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of June 30, 2022:

12 Months Ending June 30,	Minimum Lease Payment
2023	$457,949
2024	31,601
Total undiscounted cash flows	489,550
Less: imputed interest	(131)
Present value of lease liabilities	$489,419

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the  financial statements were issued and determined the Company had no major subsequent event need to be disclosed.