Form 10-Q
period 2022-09-30
DATASEA INC.
filed 2022-11-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 24,324,633 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2022	JUNE 30, 2022
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$93,074	$164,217
Accounts receivable	155,280	259,410
Inventory	194,885	211,353
Value-added tax prepayment	51,817	46,509
Prepaid expenses and other current assets	483,977	575,312
Total current assets	979,033	1,256,801

NONCURRENT ASSETS
Security deposit for rents	-	17,181
Long term investment	56,340	29,800
Property and equipment, net	138,642	187,831
Intangible assets, net	1,612,945	1,741,791
Right-of-use assets, net	305,146	522,273
Total noncurrent assets	2,113,073	2,498,876

TOTAL ASSETS	$3,092,106	$3,755,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$296,785	$197,573
Unearned revenue	136,853	289,888
Accrued expenses and other payables	1,111,513	994,884
Due to related party	68,902	102,331
Loans payable	866,644	81,950
Operating lease liabilities	320,826	457,949
Total current liabilities	2,801,523	2,124,575

NONCURRENT LIABILITIES
Operating lease liabilities	-	31,470
Total noncurrent liabilities	-	31,470

TOTAL LIABILITIES	2,801,523	2,156,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 24,324,633 shares issued and outstanding as of September 30, 2022 and June 30, 2022 , respectively	24,325	24,325
Additional paid-in capital	20,845,809	20,729,559
Accumulated comprehensive income	295,925	283,587
Accumulated deficit	(19,920,889)	(18,583,566)
TOTAL COMPANY STOCKHOLDERS’ EQUITY	1,245,170	2,453,905

Noncontrolling interest	(954,587)	(854,273)

TOTAL EQUITY	290,583	1,599,632

TOTAL LIABILITIES AND EQUITY	$3,092,106	$3,755,677

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021

Revenues	$1,164,305	$671,130
Cost of goods sold	1,014,108	607,535

Gross profit	150,197	63,595

Operating expenses
Selling	293,064	230,799
General and administrative	1,050,445	1,119,471
Research and development	263,332	287,216

Total operating expenses	1,606,841	1,637,486

Loss from operations	(1,456,644)	(1,573,891)

Non-operating income (expenses)
Other income	22,606	23
Interest income	99	20,534

Total non-operating income, net	22,705	20,557

Loss before income tax	(1,433,939)	(1,553,334)

Income tax	8	-

Loss before noncontrolling interest	(1,433,947)	(1,553,334)

Less: loss attributable to noncontrolling interest	(96,624)	(112,100)

Net loss to the Company	(1,337,323)	(1,441,234)

Other comprehensive income (loss)
Foreign currency translation gain (loss) attributable to the Company	12,338	(4,697)
Foreign currency translation loss attributable to noncontrolling interest	(3,690)	(254)

Comprehensive loss attributable to the Company	$(1,324,985)	$(1,445,931)

Comprehensive loss attributable to noncontrolling interest	$(100,314)	$(112,354)

Basic and diluted net loss per share	$(0.05)	$(0.06)

Weighted average shares used for computing basic and diluted loss per share	24,324,633	23,355,993

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Additional paid-in	Statutory	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	reserves	deficit	income	Total	interest

Balance at July 1, 2022	24,324,633	$24,325	$20,729,559	$-	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss for the period	-	-	-	-	(1,337,323)	-	(1,337,323)	(96,624)

Stock compensation expense	-	-	116,250	-	-	-	116,250	-

Foreign currency translation gain (loss)	-	-	-	-	-	12,338	12,338	(3,690)

Balance at September 30, 2022	24,324,633	$24,325	$20,845,809	$-	$(19,920,889)	$295,925	$1,245,170	$(954,587)

Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$-	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss for the period	-	-	-	-	(1,441,234)	-	(1,441,234)	(112,100)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	-	7,681,796	-

Shares issued for stock compensation expense	5,262	5	164,245	-	-	-	164,250	-

Foreign currency translation loss	-	-	-	-	-	(4,697)	(4,697)	(254)

Balance at September 30, 2021	23,916,304	$23,916	$19,930,392	$-	$(13,503,092)	$268,553	$6,719,769	$(354,297)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021

Cash flows from operating activities:
Loss including noncontrolling interest	$(1,433,947)	$(1,553,334)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal of fixed assets	-	457
Depreciation and amortization	189,764	92,022
Operating lease expense	203,111	218,829
Stock compensation expense	116,250	164,250
Changes in assets and liabilities:
Accounts receivable	93,511	(913,091)
Inventory	5,100	(11,183)
Value-added tax prepayment	(8,165)	(2,871)
Prepaid expenses and other current assets	79,124	(88,253)
Accounts payable	107,162	608,496
Unearned revenue	(142,623)	63,345
Accrued expenses and other payables	192,535	223,916
Payment on operating lease liabilities	(154,519)	(202,552)

Net cash used in operating activities	(752,697)	(1,399,969)

Cash flows from investing activities:
Acquisition of property and equipment	(403)	(9,156)
Acquisition of intangible assets	(73,154)	-
Long-term investment	(29,288)	-

Net cash used in investing activities	(102,845)	(9,156)

Cash flows from financing activities:
Due to related parties	(30,206)	(11,712)
(Payment) proceeds of loans payable	820,508	(497,625)
Net proceeds from issuance of common stock	-	7,681,796

Net cash provided by financing activities	790,302	7,172,459

Effect of exchange rate changes on cash	(5,903)	(7,648)

Net increase (decrease) in cash	(71,143)	5,755,686

Cash, beginning of period	164,217	49,676

Cash, end of period	$93,074	$5,805,362

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Transfer of prepaid software development expenditure to intangible assets	$-	$50,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND JUNE 30, 2022

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

On October 29, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with the shareholders (the “Shareholders”) of Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), a limited liability company (“LLC”) incorporated on May 15, 2015 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”). Pursuant to the terms of the Exchange Agreement, the Shareholders, who own 100% of Shuhai Skill (HK), transferred all of the issued and outstanding ordinary shares of Shuhai Skill (HK) to the Company for 6,666,667 shares of Common Stock, causing Shuhai Skill (HK) and its wholly owned subsidiaries, Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information” or “WOFE”), an LLC incorporated under the laws of the PRC, and Harbin Information Sea Information Technology Co., Ltd., an LLC incorporated under the laws of the PRC, to become wholly-owned subsidiaries of the Company; and Shuhai Information Technology Co., Ltd., also an LLC incorporated under the laws of the PRC (“Shuhai Beijing”), to become a VIE of the Company through a series of contractual agreements between Shuhai Beijing and Tianjin Information. The transaction was accounted for as a reverse merger, with Shuhai Skill (HK) and its subsidiaries being the accounting survivor. Accordingly, the historical financial statements presented are those of Shuhai Skill (HK) and its consolidated subsidiaries and VIE.

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

In January 2020, the Company acquired ownership in three entities for no consideration from the Company’s management, which set up such entities on the Company’s behalf (described below).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2022 and 2021, the Company had a net loss of approximately $1.34 million and $1.44 million, respectively. The Company had an accumulated deficit of approximately $19.92 million as of September 30, 2022, and negative cash flow from operating activities of approximately $0.75 million and $1.40 million for the three months ended September 30, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

If deemed necessary, management could seek to raise additional funds by way of private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations. Based on the Company’s most recent cash flows projection and working capital requirements, management of the Company believes that the Company will be able to continue to operate as a going concern in the foreseeable future and it will have sufficient working capital to meet its operating needs for at least the next 12 months.

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

As of this report date, there was no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of September 30, 2022 and June 30, 2022, and for the three months ended September 30, 2022 and 2021, respectively.

	September 30, 2022	June 30, 2022
Cash	$81,186	$135,734
Accounts receivable	155,280	259,410
Inventory	202,897	206,167
Other current assets	406,868	502,255
Total current assets	846,231	1,103,566
Property and equipment, net	65,746	93,469
Intangible asset, net	902,892	936,421
Right-of-use asset, net	48,656	127,285
Other non-current assets	56,340	29,800
Total non-current assets	1,073,634	1,186,975
Total assets	$1,919,865	$2,290,541

Accounts payable	$75,146	$35,669
Accrued liabilities and other payables	1,297,465	1,190,564
Lease liability	28,833	43,713
Loans payable	866,644	81,950
Other current liabilities	126,810	359,543
Total current liabilities	2,394,898	1,711,439
Lease liability - noncurrent	-	-
Total non-current liabilities	-	-
Total liabilities	$2,394,898	$1,711,439

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Revenues	$1,164,305	$671,130
Gross profit	$150,198	$56,008
Net loss	$(757,146)	$(870,189)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2022 and June 30, 2022, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,854 and $56,971 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of September 30, 2022 and June 30, 2022, respectively.

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

As of September 30,2022 and June 30, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three months ended September 30, 2022 and 2021, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30 2022 and June 30, 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. As of September 30, 2022, the net ROU was $305,146 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. As of September 30, 2022, total operating lease liabilities (includes current and noncurrent) were $320,826, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

The Company derives its revenues from product sales and 5G messaging service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via product sale contracts and professional service contracts, with performance obligations identified. The transaction price, such as product selling price, and the service price to the customer with corresponding performance obligations are fixed upon acceptance of the agreement. The Company recognizes revenue when it satisfies each performance obligation, the customer receives the products and passes the inspection and when professional service is rendered to the customer, collectability of payment is probable. These revenues are recognized at a point in time after each performance obligations is satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

During the three months ended September 30, 2022, the Company’s revenue of $1.04 million  was mainly from 5G messaging services including 5G Short Message Services (“SMS”), 5G integrated message marketing cloud platform (“5G MMCP”) and 5G multi-media video messaging (a value-added service). In addition, during the three months ended September 30, 2022, the Company’s revenue of $124,544 was from Smart Public Broadcasting project which was mainly for the auditory system design, music database management and update, and intelligent broadcasting system customization.

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

All of the Company’s customers are in the PRC and all revenues for the three months ended September 30, 2022 and 2021 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of September 30, 2022, the Company had no unrecognized tax benefits and no charges during the three months ended September 30, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of September 30, 2022. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

As of September 30, 2022, Zhangxun was 30.19% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 30.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended September 30, 2022 and 2021, the Company had loss of $96,624 and $112,100 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $84,929 and $153,607 as of September 30, 2022 and June 30, 2022, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2022, cash of $2,436 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of September 30, 2022, the cash balance of $5,709 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	September 30,	September 30,	June 30,
	2022	2021	2022
Period-end date USD: RMB exchange rate	7.0998	6.4854	6.7114
Average USD for the reporting period: RMB exchange rate	6.8287	6.4707	6.4571

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended September 30, 2022 and 2021, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 and 1,319,953 warrants were anti-dilutive for the three months ended September 30, 2022 and 2021, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2022	June 30, 2022
Furniture and fixtures	$106,925	$113,113
Vehicle	493	522
Leasehold improvement	220,782	233,558
Office equipment	263,399	278,232
Subtotal	591,599	625,425
Less: accumulated depreciation	452,957	437,594
Total	$138,642	$187,831

Depreciation for the three months ended September 30, 2022 and 2021 was $40,861 and $40,253, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2022	June 30, 2022
Software registration or using right	$1,222,476	$1,226,671
Patent	48,669	15,640
Software and technology development costs	987,832	1,006,412
Value-added telecommunications business license	15,645	16,552
Subtotal	2,274,622	2,265,275
Less: Accumulated amortization	661,677	523,484
Total	$1,612,945	$1,741,791

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the three months ended September 30, 2022 and 2021 was $148,903 and $51,769, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	June 30, 2022
Security deposit	$256,014	$255,325
Prepaid expenses	157,897	230,745
Other receivables - Heqin	518,324	548,321
Advance to third party individuals, no interest, payable upon demand	21,240	49,299
Others	48,826	39,943
Total	1,002,301	1,190,683
Less: allowance for other receivables - Heqin	518,324	548,321
Total	$483,977	$575,312

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

As of September 30, 2022 and June 30, 2022, Heqin did not make any repayment to the Company, and the Company made a bad debt allowance of $518,324 and $548,321 as of September 30, 2022 and June 30, 2022, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November, 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company in Nanjing City specializing on internet security equipment. In addition, Shuhai Nanjing also agreed to invest RMB 300,000 ($47,300) for 3% stock ownership of another high-tech company in Nanjing City specializing on digital market monitoring solutions, and Shuhai Nanjing paid RMB 200,000 ($29,800) in November 2021, however, this investment of $29,800 was returned to Shuhai Nanjing in May 2022 due to change of business direction by the high-tech company. In July, 2022, Shuhai Nanjing invested RMB 200,000 ($28,170) for 1% stock ownership of a high-tech company in Nanjing City specializing on software and system development.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2022	June 30, 2022
Other payables	$144,275	$147,269
Due to third parties	144,663	117,531
Social security payable	396,189	425,700
Salary payable - employees	426,386	304,384
Total	$1,111,513	$994,884

Due to third parties were the short term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

On April 24, 2022, the Company entered a loan agreement with an unrelated party for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a loan agreement with an unrelated party for $789,177, the loan had no interest, and was required to be repaid any time before December 31, 2022. In addition, there is also other receivable of $67,050 from the same unrelated party as of September 30, 2022 and June 30, 2022, which was net off with loans payable. As of September 30, 2022 and June 30, 2022, the outstanding loan balance was $866,644 and $81,950.

NOTE 9 – RELATED PARTY TRANSACTIONS

In April 2020, the Company’s CEO (also the major shareholder of the Company) entered into a one-year apartment rental agreement with the Company for an apartment located in Harbin city as the Company’s branch office with an annual rent of RMB 75,000 ($11,000). The term was from May 1, 2020 through April 30, 2021. On April 30, 2021, Xunrui entered a new one-year lease for this location with the Company’s President for an annual rent of RMB 75,000 ($11,000). The rental expense for this agreement was $0 and $2,898 for the three months ended September 30, 2022 and 2021, respectively. The lease was expired on April 30, 2022.

On October 1, 2020, the Company’s CEO entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s President for total rent of RMB 94,500 ($14,690). The lease was expired April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement covering this office location rental and the apartment rental (described above) with the Company’s President for an annual rent of RMB 235,710 ($35,120), the Company is required to pay the rent before April 30, 2023. The rental expense for this agreement was $8,629  and $6,329, respectively, for the three months ended September 30, 2022 and 2021.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for three cars with the Company’s President for monthly rent from a range of RMB 18,000($2,636) to RMB32,000 ($4,686). The rental expense for those agreements was $30,752  and $8,345, respectively, for the three months ended September 30, 2022 and 2021.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance. The rental expense for this lease was $6,678 and $7,047 for the three months ended September 30, 2022 and 2021, respectively.

On December 24, 2021, the Company’s CEO contributed RMB 400,000 ($62,802) as capital contribution to Shuhai Beijing.

Due to related parties

As of September 30, 2022 and June 30, 2022, the Company had due to related parties of $68,902 and $102,331 , respectively, mainly was for the payable of an office leasing from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

Following is a summary of the activities of warrants for the period ended September 30, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2022	1,319,953	$4.60	1.63
Exercisable as of June 30, 2022	1,319,953	$4.60	1.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of September 30, 2022	1,319,953	$4.60	1.38
Exercisable as of September 30, 2022	1,319,953	$4.60	1.38

Shares to Independent Directors as Compensation

During the three months ended September 30, 2022 and 2021, the Company recorded $4,500 and $6,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan..

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month starting  from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended September 30, 2022, the Company recorded $111,750 stock compensation expense to the Company’s CEO and one of the board members for the quarter.

Shares to a Consultant as Compensation

On October 1, 2021, the Company entered into a one-year advisory agreement with a consultant for a monthly compensation of $3,000, payable on a quarterly basis by the issuance of the Company’s shares. The Company issued the consultant  9,740 shares of the Company’s common stock for the fair value of $15,001 during the year ended June 30, 2022. This one-year advisory agreement was terminated on February 28, 2022.

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of September 30, 2022 and June 30, 2022, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $2.18 million and $2.19 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of September 30, 2022 and June 30, 2022, the Company has approximately $13.91 million and $13.91 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2022 and June 30, 2022.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2022 and 2021:

	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.5)%	(2.8)%
Effect of PRC tax holiday	3.2%	(2.5)%
Valuation allowance	21.3%	26.3%

Effective tax rate	-%	-%

The Company’s net deferred tax assets as of September 30, 2022 and June 30, 2022 is as follows:

	September 30, 2022	June 30, 2022
Deferred tax asset
Net operating loss	$3,309,485	$3,220,526
R&D expense	123,750	123,750
Depreciation and amortization	102,088	82,406
Bad debt expense	134,726	142,479
Social security and insurance accrual	127,437	134,771
Inventory impairment	13,998	14,804
ROU, net of lease liabilities	(6,137)	4,792
Total	3,805,347	3,723,528
Less: valuation allowance	(3,805,347)	(3,723,528)
Net deferred tax asset	$-	$-

NOTE 12 – COMMITMENTS

Leases

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or $96,000). The Company received a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU which is being amortized over the term of the lease. On October 8, 2022, the Company renewed this lease for another year but for half space of the previous lease, with a monthly rent of RMB 107,714 ($15,787). The Company received a one-month rent abatement.

On July 30, 2019, the Company entered into a property service agreement for its office in Beijing (described above). Pursuant to the property service agreement, the agreement commenced on August 9, 2019 and will expire on October 8, 2022, and has a quarterly fee of RMB 202,352 (or $29,000). The deposit was RMB 202,352 (or $29,000). On October 8, 2022, the Company renewed this service agreement for its office in Beijing for another year, with a quarterly fee of RMB 96,476 ($14,128). The new deposit was RMB 96,476 (or $14,128).

On August 28, 2019, the Company entered an operating lease for senior officers’ dormitory in Beijing. The lease has a term of two years with expiration on August 31, 2021, the monthly rent was RMB 14,500 ($2,045), payable every six months in advance. The lease was renewed for another year from September 1, 2021 to August 31, 2022 at a monthly rent of RMB 15,200 ($2,350), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance.

In August 2020, the Company entered into a lease for an office in Shenzhen City, China for three years from August 8, 2020 through August 7, 2023, with a monthly rent of RMB 209,911 ($29,651) for the first year. The rent will increase by 3% each year starting from the second year.

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year-rent is RMB 1,383,970 ($207,000). The second-year rent is RMB 1,425,909 ($202,800). The security deposit is RMB 115,311 ($16,400). The total rent for the lease period is to be paid in four installments. On October 6, Hangzhou took over and renewed this lease for one year, the total rent is RMB 1,178,463 ($172,575), payable every six months in advance.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease expense	$203,111	$218,829

September 30, 2022
Right-of-use assets	$305,146
Lease liabilities - current	320,826
Lease liabilities - noncurrent	-
Weighted average remaining lease term	0.48 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of September 30, 2022:

12 Months Ending September 30,	Minimum Lease Payment
2023	$327,920
Total undiscounted cash flows	327,920
Less: imputed interest	(7,094)
Present value of lease liabilities	$320,826

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

Overview

Datasea Inc. (“Datasea”, with its subsidiaries and VIE, as defined below, collectively, the “Company” or “We” or “Us” or “Our”) was incorporated in Nevada on September 26, 2014. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through operating entities established in the People’s Republic of China, or the PRC, primarily through a variable interest entity. We do not have any equity ownership of the VIE, instead the Company controls and receives the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock that is currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies.

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

As of June 30, 2022, Shuhai Beijing and its subsidiaries own 27 Patents and 77 Software Copyrights, including 20 patents applications pending in core technologies to empower and grow our business. The newly increased patent and software copyright were as follows:

1. Patent

From July 1, 2022 to October 19, 2022, the following new patents are in the process of substantive examination:

No.	Publication Number	Description	Application Status
		Acoustic Effect Technology
1	202221777917.9	Ultraviolet ultrasonic plasma disinfection equipment	has been accepted
2	202221781894.9	The handle used for sterilizing the device	has been accepted
3	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	has been accepted

2. Software copyright

From July 1, 2022 to October 19, 2022, the following new software copyright are registered or the application has been accepted by the PRC government.

Software Copyright Owned by Shuhai Beijing
No.	Certification	Certificate No.
1	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
2	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
3	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
4	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
5	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176478
6	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
7	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
8	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
9	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
10	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484

Software Copyrights owned by Acoustic Effect Technology
1	High frequency acoustic effect air coupling algorithm software V1.0	Softcopy Registration No. 9854777
2	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Softcopy Registration No. 9877299
3	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Softcopy Registration No. 9864534

Softcopy Rights owned by Xunrui Technology (Under review)
1	Xunruirong media information marketing platform	Softcopy Registration No. 10318231
2	Xunrui comprehensive online Office OA System	Softcopy Registration No. 10318229
3	Xunrui integrated security cloud platform	Softcopy Registration No. 10318227
4	Xunrui Smart Apartment management system	Softcopy Registration No. 10318271
5	Xunrui Aggregate payment and settlement system	Softcopy Registration No. 10318221
6	Xunrui AI intelligent algorithm analysis platform	Softcopy Registration No. 10318230
7	Xunrui intelligent acoustic recognition system	Softcopy Registration No. 10318269
8	Xunrui Intelligent Park management system	Softcopy Registration No. 10318270
9	Xunrui Wisdom Catering System	Softcopy Registration No. 10318268
10	Xunrui satellite remote sensing - Agricultural Management System	Softcopy Registration No. 10318228

Soft Copyrights owned by Shuhai Jingwei (under review)
1	Square intelligent acoustic early warning and recognition system 1.0	Acceptance No. : 2022R11S1205098
2	Community medical center intelligent acoustic early warning recognition system 1.0	acceptance number: 2022R11S1205039
3	Stadium intelligent acoustic early warning and identification system 1.0	Acceptance NO: 2022R11S1204961
4	Home intelligent acoustic early warning recognition system 1.0	Acceptance NO: 2022R11S1205121
5	College intelligent acoustic Early warning and recognition system 1.0	acceptance number: 2022R11S1205071
6	Apartment intelligent acoustic Early warning and recognition system 1.0	acceptance No. : 2022R11S1205154

The primary operational goals are to: (i) Provide best-in-class products and solutions in 5G messaging, acoustic intelligence and smart city; (ii) Global sales of acoustic intelligent series hardware products represented by Hailijia Air Purifiers; (iii) maximize long-term sustainable growth of earnings and operating funds; (iv) generate cash flows and returns to the shareholders. Such objectives will be accomplished by diversifying product portfolio, improving operating efficiency, achieving superior risk-adjusted returns, accelerating market reach and client acquisition.

We believe that in order to sustainable growth and remain comparative we need to leverage innovation to provide convenience and choice to customers and commit to staying ahead of the emerging market trends, and generating diversified revenue resources and continuous business model improvements. The Company provides a combination of software and hardware products and solutions which have the flexibility to meet with clients of different needs, but also have the abilities to serve customers at scale. Datasea also keeps improving the business model for having more resources to generate recurring revenues and improve profit margin.

5G messaging:

As a leading service provider in China’s 5G communication field,  our VIE entities, Shuhai Beijing’s subsidiary, Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), along with its control-owned subsidiaries, Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) increases and improves the ways in which people and businesses communicate, while delivering brands the opportunity to engage, convert and nurture buying relationships efficiently. Meanwhile, Datasea creates a new messaging ecosystem through the integration of modern communication technologies, based on the telecom ecological network, and directly connects with enterprises through the SMS portal on mobile terminals.

Acoustic intelligence:

Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and its wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei” demonstrates its vision and ability to stay ahead of the emerging market trends in acoustic intelligence.

In the field of acoustic intelligence, aims to introduce this cutting edge technology and its applications to China and the world. Compared with the wide recognition of 5G messaging market potential, Shuhai Beijing and Shuhai jingwei combine artificial intelligence technology and acoustic technology to offer dynamic instead of static products, such as Ultrasonic Sound Air Disinfection Equipment, and demonstrates our vision, ability and advantage to stay ahead of the emerging market trends in acoustic intelligence.

Digital Smart City

Datasea developed a digital city platform with smart campus, smart community, smart scenic area and smart security solutions. The digital smart city business of Datasea is based on the Internet of Things, big data, and AI algorithm platforms, and relies on the Datasea big data center, Internet of Things cloud platform and artificial intelligence cloud platform) to create various industries application clouds. Through the application of various scenarios in the city, the in-depth integration of informatization, industrialization and urbanization can be realized, refined and dynamic management can be realized, and the effectiveness of urban management and the quality of life of citizens can be improved. The digital city platform includes smart campuses, smart communities, smart scenic and smart security, etc.

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology),” Shuhai Beijing, collectively with Guozhong Haoze and Xunrui Technology, are hereafter referred as the “SCB Operating Entities”) mainly focus on the Smart City Business.

Recent Developments

Covid-19 Updates

In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and monitor the implications of the COVID-19 pandemic on our business. We modified our workplace practices While we have implemented personal safety measures at all of our facilities where our employees are working on site.

The demand environment for our 5G messaging products was consistent with our expectation for the first quarter of our fiscal year, with continued investments in technologies and solutions to enhance our offerings were upgraded recently mainly focused on Uniformly optimize the balance and payment functions, development of marketing tools and Data statistics optimization. While the macroeconomic environment remains uncertain and it may not be sustainable over the longer term, to respond to a wide range of market needs, we expedite the commercialization of our acoustic intelligence powered air purifiers, which have gained greater urgency because of the global coronavirus pandemic and the need for sterilization has likely become a permanent way of life for many and will likely continue into common.

We have also taken various actions to de-risk our business in light of the ongoing uncertainty and strengthen our balance sheet, including closely managing working capital and our debt instruments.

Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our management team has been monitoring the impact and working towards a resilient product portfolio in the dynamic environment.

The recent business developments indicate the Company’s progress in general business developments, contracts acquisition, product upgrade, marketing efforts and industry recognition.

1.	5G Messaging

1.A. Business developments:

As a leading RCS business solution provider in China, we have developed our own core product 5G Messaging Marketing cloud platform (5G MMCP) and a updated one-stop smart all touch 5G Integrated Messaging Marketing cloud platform (5G IMMCP) as well “smart push”, based on the 5G messaging underlying platform of the operator. During the reporting period, Shuhai Beijing and Shuhai Zhangxun continued to provide a wild range of customers through our core products of “5G MMCP + 5G IMMCP” and “smart push”, and the closed loop of the unique SAAS business model of channel consumption + subscription service, and services covering the whole market. ability to achieve dual business drivers.

In September of 2022, three important group standards in the field of 5G messaging, jointly drafted by Shuhai Beijing Shuhai Zhangxun and together with the three major Chinese telecom operators, and approved by China Association of Communication Enterprises（CACE), were officially released, respectively, the Chatbot Name Specification, the 5G Message Service Display Specification, and the Double Card 5G Message Terminal Technical Specification, laying a solid foundation for the large-scale commercialization process of China’s 5G messaging.

With the wide acceptance of 5G applications across the country, especially the acceleration of digitalization and intelligent construction in the Chinese business community, it has led to a rapid increase in the demand for smart-related systems and promotion services based on 5G technology in the Chinese market,especially in China since there are more than 48.42 million enterprises and business of all types and over 99% are SMEs.

1.B. Contracts developments:

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

In August 2022, Datasea signed a sales agreement worth $4.47 million with Shenzhen Huanchen Technology Co LTD, a leading provider of information technology and smart traveling solutions to automate and streamline O2O vehicle services. The cooperation is reflective of the growing popularity of 5G messaging marketing services across the nation and the momentum we’ve witnessed in the adoption of smarter marketing tools.

1.C. Product upgrades:

The recent product upgrades were mainly focused on: 1) uniformly optimize the balance and payment functions of the message cloud, aggregation cloud and smart push; 2) development of marketing tools (sharing fission, voting assistant, lucky draw); 3)data statistics optimization (WeChat external chain, official account management, applet management, detailed statistics of H5 pages); 4) planning and upgrading of express contact advertising platform.

1.D. Marketing expansion:

During the reporting period, Shuhai Zhangxun has received more than ten authorized service orders from new customers, including Hangzhou Yuefan Culture and Art Co., Ltd., providing intelligent push services. This is a precision marketing solution based on 5G messaging technology, which has broad applicability and serves enterprises of all sizes. In addition, it also completed 5G short message sending service with multiple customers of Jiaxing Mobile and Ningbo Mobile.

1.F. Industry recognition:

In September, China Association of Communication Enterprises（CACE）issued an announcement approving the release of three 5G message group standards, namely, T/CAICI 42-2022 Specification for 5G Message Service Display, T/CAICI 43-2022 Specification for Chatbot Names, and T/CAICI 44-2022 Technical Specification for Dual Card 5G Message Terminals, which will be implemented from September 15, 2022. The three group standards issued this time, jointly drafted by Shuhai Beijing, Shuhai Zhangxun and three major operators in China, have described and standardized the terminal user interface design of 5G messages, naming requirements for government and enterprise customers’ Chatbot names, and technical requirements for digital mobile communication dual card terminals to support 5G messaging services in detail. The official release of the three group standards will help standardize the 5G messaging industry chain, promote the development of new products, new formats and new models, lay the foundation for the large-scale commercial use of 5G messaging and boost the rapid and high-quality development of the industry.

2.	Acoustic Intelligence

2.A. Business developments:

As core platform of company’s Acoustic intelligence business, Shuhai Jingwei devotes itself to the technological development and product design of smart products in the major fields and scenarios such as health, medical care, agriculture, etc. supply chain management, promotion and sales. During the reporting period, The ultrasonic sterilization and antivirus equipment Under the brand Hailijia, Datasea has developed five models including in-vehicle sterilization and deodorization device, restroom sterilization and deodorization device, air disinfection device, and air disinfection and sterilization device to respond to a wide range of market needs. Air purifiers have gained greater urgency because of the global coronavirus pandemic and the need for sterilization has likely become a permanent way of life for many and will likely continue into common. Moreover, Datasea Enters into an Approximately $20.5 Million Sales Agreement with an Online Distributor for the Supply of Hailijia Air Purifiers.

At the same time, we continued to strengthen the core team, especially in terms of products meeting market demand, supply chain, etc., to ensure support for the rapid development of acoustic intelligent hardware products.

As the global COVID-19 pandemic continues, Shuhai’s “Hailijia” ultrasonic air disinfection equipment is able to meet various disinfection needs and help protect families, staff, patients, students and visitors in private homes or public places.

2.B. Contracts developments:

In August, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), a subsidiary of the Shuhai Beijing, entered into a one-year sales agreement (the “Agreement”) with Shenzhen Yusheng Technology Co., Ltd. (“Yusheng”) to supply Ultrasonic Sound Air Disinfection Equipment, which incorporates innovative acoustic intelligence powered disinfection and has proven to achieve a 99.83% efficacy in nine seconds against Covid-19 and reduce other bacteria and viruses without human contact, peculiar odor, or environmental damage. Pursuant to the Agreement, Yusheng agrees to purchase no less than 10,000 units of the Ultrasonic Sound Air Disinfection Equipment by September 2023 and the total purchase value under the Agreement would be no less than RMB 35 million (approximately USD 5 million).

In October, Shuhai Jingwei entered into a sales agreement with Shanghai Chengming Shengyuan Biotechnology Co., Ltd. (“Chengming Shengyuan”) to provide Hailijia air purifiers. The agreement sets forth the terms for the purchase of no less than 100,000 units of Hailijia air purifiers with the purchase value of no less than RMB 150 million (approximately USD 20.5 million) from November 2022 to November 2023. Chengming Shengyuan will promote and distribute Hailijia air purifiers mainly through e-commerce platform. The sales agreement represents a successful outcome of Datasea’s strategy to unlock the full, long-term commercial value of our technologically advanced air purifiers. Datasea’s acoustic intelligence has been integrated into various business lines that are well-positioned for continued success as they pursue their individual strategic priorities. Starting with Hailijia air purifiers, acoustic intelligence powered products will provide the Company revenue generating opportunities, promotes and extends the Company’s brand deeper into the market.

2.C. Product updates:

On the basis of the “Hailijia” series of air purifiers devices launched in the domestic market at present, the Shuhai Jingwei team has developed and finalized the export model of desktop air purifiers devices for the overseas market.

Product Introduction:

COVID-19 disinfection and sterilization

Intelligent/manual mode:

Automatically purify the environment according to the detection;

All in one three:

Purification/deodorization/sterilization;

Four speed regulation LED touch screen, HD digital direct display.

We have completed the proprietary technology certification, received testimonials from leading lab and applied for patents from the Government of China for the air purifiers devices, and we are apply for UL certification, TUV certification, as well as RED, CE, and ROHS certifications to prove the quality of our product and help with the product launch in international markets, including the United States and Europe.

2.D. Market Expansion:

Shuhai Jingwei has entered into a sales agreement with Shanghai Chengming Shengyuan Biotechnology Co., Ltd. (“Chengming Shengyuan”) to provide Hailijia air purifiers. The agreement sets forth the terms for the purchase of no less than 100,000 units of Hailijia air purifiers with the purchase value of no less than RMB 150 million (approximately USD 20.5 million) from November 2022 to November 2023. As an e-commerce company with 9 years of e-commerce operation experience and a GMV scale of more than 1.5 billion, Chengming Shengyuan mainly promotes and sells Shuhai Lijia air purifier products in the Chinese market through e-commerce platform. This is a win-win cooperation. It is an effective combination of the advantages of the Internet e-commerce platform and channel with the products of Digital disinfection and sterilization Air Purifier, and will promote the market promotion and coverage of DATASEA Digital disinfection and sterilization Air Purifier.

3. Smart City business

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology,” Shuhai Beijing, collectively with Guozhong Haoze and Xunrui Technology, are hereafter referred to as the “SCB Operating Entities”) mainly focus on the Smart City Business.

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

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2022 and 2021, the Company had a net loss of approximately $1.34 million and $1.44 million, respectively. The Company had an accumulated deficit of approximately $19.92 million as of September 30, 2022, and negative cash flow from operating activities of approximately $0.75 million and $1.40 million for the three months ended September 30, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs. As of September 30, 2022, the Company had cash of $93,074.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended September 30, 2022 and 2021, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2022	% of Revenues	2021	% of Revenues
Revenues	$1,164,305		$671,130
Cost of revenues	1,014,108	87%	607,535	91%
Gross profit	150,197	13%	63,595	9%
Selling expenses	293,064	25%	230,799	34%
Research and development	263,332	90%	287,216	43%
General and administrative expenses	1,050,445	23%	1,119,471	167%
Total operating expenses	1,606,841	138%	1,637,486	244%
Loss from operations	(1,456,644)	(125)%	(1,573,891)	(235)%
Non-operating income (expense), net	22,705	2%	20,557	3%
Loss before income taxes	(1,433,939)	(123)%	(1,553,334)	(231)%
Income tax expense	8	-%	-	-%
Loss before noncontrolling interest	(1,433,947)	(123)%	(1,553,334)	(231)%
Less: income (loss) attributable to noncontrolling interest	(96,624)	(8)%	(112,100)	(17)%
Net loss to the Company	$(1,337,323)	(115)%	(1,441,234)	(214)%

Revenues

We had revenues of $1,164,305 and $671,130 for the three months ended September 30, 2022 and 2021, respectively, which shows a $493,175 or 73% increase by comparing with the same period of 2021. The increase in revenues was mainly due to the expansion of the Company’s business towards 5G messaging. For the three months ended September 30, 2022 and 2021, revenues mainly consisted of service fees from our 5G SMS service platform.

From July, 2022 to September 30, 2022, the Company generated $1,164,303 for revenue which consisted of 5G message business with an amount of $1,039,059, including $21,762 from 5G SMS and $1,017,998 from 5G IMMCP; and $124,544 from Smart Public broadcasting projects. On top of that, blue chip customers have accumulated exponentially, our business model was well proven, and strong cash flow was generated.

One reason the revenue increased from July 2022 to September 2022 rapidly is because of the investment on R&D for providing a wide-range of products to solve the problems of the customer needs. Also, the high growth artificial intelligence adoption penetration rate creates a tremendous demand for 5G messaging. In addition, the Company’s marketing strategy is effectively and efficiently for reaching the target customers from different industry. Even more, the brand recognition with strong customer loyalty is so helpful to retain old customer meanwhile developing new market across the country.

More specifically, 5G Messaging as the main source of the company’s revenue contribution, we have a unique sales model which including 1) increasing professional sales team, focusing on expanding and maintaining the Company’s existing potential customer needs and transforming them into deal transaction ; 2) Partner / broker mode, use the resources and contacts of partners to import more potential demand and promote the order transformation of 5G messaging service of the company; 3) Joint marketing mode, using partner resources to invite agents and end customers to participate in the promotion meeting led by the company’s business team to reach the signing of agents or direct customers; 4) The enterprise key customer project cooperation mode promotes cooperation by cultivating enterprise key customers and developing many projects that can be implemented by enterprise key customers, and can introduce the synergy of other products or services of the company except 5G message service.

Cost of Revenues

We recorded $1,014,108 and $607,535 cost of revenues for the three months ended September 30, 2022 and 2021, respectively, which shows a $406,573 or 67% increase by comparing with the same period of 2021. For the three months ended September 30, 2022 and 2021, cost of revenues was mainly the 5G SMS service platform fees to suppliers. The increase in cost of revenues was due mainly to the expansion into the 5G messaging business and the delivery of services related to the 5G SMS service platform in 2022. The cost for 5G SMS service and Smart Public Broadcasting was $1.00 million and $14,517, respectively.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $150,197 compared to $63,595 for the three months ended September 30, 2021, which shows an $86,602 or 136% increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the delivery of services related to the 5G SMS service platform in 2022.

Gross margin is 12.9% for the three months ended September 30, 2022 compared to 9.5% for the three months ended September 30, 2021. The Company’s average gross margin for fiscal year 2022 was 5.6%. The increase in gross margin was mainly due to the higher gross margin on value-added services revenue during this quarter which caused increase in average gross margin. In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales The improvement of gross profit margin shows that the company’s measures to improve gross profit margin are gradually showing effect 1) costs will be reduced by economic of scale over a larger number of customers basis and the increase of production 2) by adopting differentiation strategy, growing brand recognition and customer loyalty will strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the fourth quarter of 2022), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin. The company will continue to increase the share of high gross profit products in the sales while expanding the revenue, so as to further improve the gross profit rate on the basis of the existing, and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $293,064 and $230,799 for the three months ended September 30, 2022 and 2021, respectively, representing an increase of $62,265 or 27%. The increase was mainly due to the increase in payroll expense of salespersons by $73,548 which was partly offset by decreased marketing fee by $10,980.

Currently, we are focusing on developing products and software to assist digital city in addressing safety issues and public health issues, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $263,332 and $287,216 during the three months ended September 30, 2022 and 2021, respectively, which shows a $23,884 or 8% decrease by comparing with the same period of 2021.

Research and development expenses of $263,332 and intangible assets increased by $73,154 for three months ended September 30, 2022. The company’s research and develop results include but are not limited to the following:

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

With the wide acceptance of 5G applications across the country, especially the acceleration of digitalization and intelligent construction in the Chinese business community has led to a rapid increase in the demand for smart-related systems and promotion services based on 5G technology in the Chinese market. This is because there are more than 48.42 million enterprises and business of all types and over 99% are SMEs.

As the global COVID-19 pandemic continues, Suhai’s “Hailijia” ultrasonic air disinfection equipment is able to meet various disinfection needs and help protect families, staff, patients, students and visitors in private homes or public places. It is expected to usher in a wider market breakout period and the rapid growth of revenue.

General and administration expenses decreased $69,026, or 6% from $1,119,471 during the three months ended September 30, 2021 to $1,050,445 during the three months ended September 30, 2022. The decrease was mainly attributed to the decrease in salary and related expense by $17,370, decrease in property management fees by $15,120, decrease in service fees by $91,060, decrease in office leaseholder improvement fee by $10,350 which was partly offset by an increase in professional fees by $41,000, and increased auto expenses by $24,680.

The Company has more accurate and scientific management methods in personnel costs and risk control. We take human capital as a key indicator to promote business growth and technological innovation by improving efficiency. Hangzhou Zhangxun has downsize the numbers of non-core position staff, which has helped to control expenses, but the work efficiency and efficiency have not been affected in any way. At the same time to pursue better integration channel with related industries, i.e. outsourcing sales branch for Acoustic products, and investment to 5G messaging technology area by establishing joint venture etc.

Non-operating Income (Expenses), net

Non-operating income was $22,705 for the three months ended September 30, 2022, consisting mainly of interest income of $99 and other income of $22,606. For the three months ended September 30, 2021, we had interest income $20,534 and other income $23.

Net Loss

We generated net losses of $1,337,323 and $1,441,234 for the three months ended September 30, 2022 and 2021, respectively, which shows a $103,911 or 7% decrease by comparing with the same period of 2021. The decrease in net loss was mainly due to the decrease in operating expenses and increased gross profit as explained above.

Accounts receivable

The operating revenue of the quarter was 1,164,305, the balance of accounts receivable was 155,280, and the turnover rate of accounts receivable was 750%. In the same period last year, the operating revenue was 671,130, the accounts receivable balance was 259,410, and the accounts receivable turnover rate was 259%. Accounts receivable turnover rate increased 491%, and the Company’s fund use efficiency significantly improved. This year, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of September 30, 2022, we had working capital deficit of $1,822,490 or a current ratio of 0.35:1. Our current assets were $979,033. As of June 30, 2022, we had a working capital deficit of $867,774 or a current ratio of 0.59:1. Our current assets were $1,256,801.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2022 and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(752,697)	$(1,399,969)
Net cash used in investing activities	$(102,845)	$(9,156)
Net cash provided by financing activities	$790,302	$7,172,459

Cash Flow from Operating Activities

Net cash used in operating activities was $752,697 during the three months ended September 30, 2022, compared to net cash used in operating activities of $1,399,969 during the three months ended September 30, 2021, a decrease in cash outflow of $647,272. The decrease in cash outflow was mainly due to increased cash inflow on accounts receivable by $1,006,602, increased cash inflow on prepaid expenses and other current assets by $167,377, which was partly offset by decreased cash inflow on accounts payable by $501,334, and decreased cash inflow on accrued expenses and other payables by $31,381.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $102,845 for the three months ended September 30, 2022, which consists of cash paid for the acquisition of office furniture and equipment of $403, cash paid for acquisition and development of software systems of $73,154, and long-term investment into high-tech companies of $29,288. Net cash used in investing activities totaled $9,156 for the three months ended September 30, 2021, which primarily was for cash paid for the acquisition of office furniture and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $790,302 during the three months ended September 30, 2022, which was increase in proceeds of loans payable of $820,508, but partly offset by a decrease in due to related parties of $30,206. Net cash provided by financing activities was $7,172,459 during the three months ended September 30, 2021, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796, but offset by decrease in due to related parties of $11,712 and repayment of loans payable of $497,625.

The debt to equity ratio is 2.25 and 1.34 as of September 30 2022 and June 30 2022, respectively, which proved better management on credit sales and credit procurement.

As of September 30 2022, the total liabilities of Datasea is $2,801,523, which shows a 29.94% increase from previous period. The increase of liability is due to increased loan payable by $784,694.

Cash inflows generated from financing activities in the first quarter of 2023 were $79,302, compared to $7,172,459 in the same period last year. Although this year is 89% lower than last year’s net cash inflows from financing activities, this is entirely due to the company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Going forward

Datasea is in the stage of becoming a leading enterprise in China’s digital economy. We want to reach the domestic first-class and international leading level in technological innovation, talent training, ecological construction, etc., and provide cutting-edge artificial intelligence globally especially for acoustic intelligence to better build the digital world. To achieve this objective, management of the Company plans to:

●

Increase the size of our addressable clients and market by offering acoustic intelligence product selection and grow our product catalog across (Represented by Hailijia air disinfection purifier products and other actively deploy acoustic intelligence innovative applications in medical beauty, medical care and other fields);

●	Develop innovative sales channels and networks, including the use of Internet e-commerce platform marketing, which currently has the most growth speed and potential in the Chinese market, to enhance sales and brand awareness;

●	Seek to enter the acoustic intelligence business operation in the U.S for design, innovation, supply chain management, sales, and capitalization in order to reinforce the leadership position globally;

●	Develop new products for wider range of application layers, upgrade current service on 5G messaging business, and promote aggressively for seizing up market share;

●	Improve margins through operational discipline and accelerated growth in higher margin hardware, services and solutions while building critical mass in new business initiatives; and ensuring cost structure is sustainable relative to our revenue performance by aligning expenses to the size and growth of our business;

●	Continue to team up with domestic and international top tier technology institutions for research & development to adhere in the growth stage of industry life cycle persistently through driving up demand by supply side innovation;

●	Expand sales globally and core products will be localized for the purpose of better meet customers’ demand;

●	Vertical integration through establishing production lines to take advantage of economic scale & scope for cost advantages;

●	According to the dynamic economic condition, take advantage of different monetary policy around the world, optimize capital structure for lowering cost of financing;

●	Create strategic alliance with potential partners to create mutual synergy and continuous improvement in the form of mergers and acquisitions or joint ventures of high-quality projects with core technology potential;

●	Enhance brand awareness by marketing and obtain PCT international patents to boost up the value of intangible assets;

●	Maintain clients’ loyalty by providing outstanding customer service, exclusive service experience, and appropriate transparency and publicity.

By executing on these priorities, we seek to create a compelling experience for clients and believe these efforts are critical to achieve sustained revenue growth.

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

●	We are hiring financing staff to work with the international department; and

●	We are strengthening the joint working mechanism with external lawyers to effectively prevent risks.

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

We expect to further implement all measures in the fiscal year ending June 30, 2023. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: November 14, 2022	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President Chief Executive Officer (principal executive officer)

Date: November 14, 2022	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)