Form 10-Q
period 2022-12-31
DATASEA INC.
filed 2023-02-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, 24,324,633 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2022 (UNAUDITED)	JUNE 30, 2022

ASSETS
CURRENT ASSETS
Cash	$43,309	$164,217
Accounts receivable	388,316	259,410
Inventory, net	253,473	211,353
Value-added tax prepayment	57,359	46,509
Prepaid expenses and other current assets	582,694	575,312
Total current assets	1,325,151	1,256,801

NONCURRENT ASSETS
Security deposit for rents	-	17,181
Long-term investment	57,433	29,800
Property and equipment, net	111,042	187,831
Intangible assets, net	1,447,672	1,741,791
Right-of-use assets, net	316,305	522,273
Total noncurrent assets	1,932,452	2,498,876

TOTAL ASSETS	$3,257,603	$3,755,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$628,452	$197,573
Unearned revenue	123,073	289,888
Accrued expenses and other payables	1,340,622	994,884
Due to related party	97,279	102,331
Loan payables - current	1,592,403	81,950
Operating lease liabilities	339,571	457,949
Total current liabilities	4,121,400	2,124,575

NONCURRENT LIABILITIES
Operating lease liabilities	-	31,470
Loan payables - non-current	168,384	-
Total noncurrent liabilities	168,384	31,470

TOTAL LIABILITIES	4,289,784	2,156,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 375,000,000 shares authorized, 24,324,633 shares issued and outstanding as of December 31, 2022 and June 30, 2022 , respectively	24,325	24,325
Additional paid-in capital	19,980,795	20,729,559
Accumulated comprehensive income	234,820	283,587
Accumulated deficit	(21,211,879)	(18,583,566)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIENCY)	(971,939)	2,453,905

Noncontrolling interest	(60,242)	(854,273)

TOTAL EQUITY (DEFICIENCY)	(1,032,181)	1,599,632

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$3,257,603	$3,755,677

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31,		THREE MONTHS ENDED DECEMBER 31,
	2022	2021	2022	2021

Revenues	$1,590,015	$9,650,609	$425,710	$8,979,479
Cost of goods sold	1,385,488	9,340,715	371,380	8,733,180

Gross profit	204,527	309,894	54,330	246,299

Operating expenses
Selling	422,779	386,991	129,715	156,192
General and administrative	2,200,736	2,618,280	1,150,291	1,498,809
Research and development	412,390	719,571	149,058	432,355

Total operating expenses	3,035,905	3,724,842	1,429,064	2,087,356

Loss from operations	(2,831,378)	(3,414,948)	(1,374,734)	(1,841,057)

Non-operating income (expenses)
Other income (expense)	(13,791)	5,247	(36,397)	5,224
Interest income	145	32,893	46	12,359

Total non-operating income (expenses), net	(13,646)	38,140	(36,351)	17,583

Loss before income tax	(2,845,024)	(3,376,808)	(1,411,085)	(1,823,474)

Income tax	8	-	-	-

Loss before noncontrolling interest	(2,845,032)	(3,376,808)	(1,411,085)	(1,823,474)

Less: loss attributable to noncontrolling interest	(216,719)	(258,281)	(120,095)	(146,181)

Net loss to the Company	(2,628,313)	(3,118,527)	(1,290,990)	(1,677,293)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(48,767)	69,992	(61,105)	74,689
Foreign currency translation gain attributable to noncontrolling interest	28,736	2,294	32,426	2,548

Comprehensive loss attributable to the Company	$(2,677,080)	$(3,048,535)	$(1,352,095)	$(1,602,604)

Comprehensive loss attributable to noncontrolling interest	$(187,983)	$(255,987)	$(87,669)	$(143,633)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.05)	$(0.07)

Weighted average shares used for computing basic and diluted loss per share	24,324,633	23,637,930	24,324,633	23,919,867

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

SIX AND THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED)

	Common Stock				Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Total	Noncontrolling interest

Balance at July 1, 2022	24,324,633	$24,325	$20,729,559	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss for the period	-	-	-	(1,337,323)	-	(1,337,323)	(96,624)

Stock compensation expense	-	-	116,250	-	-	116,250	-

Foreign currency translation gain	-	-	-	-	12,338	12,338	(3,690)

Balance at September 30, 2022	24,324,633	24,325	20,845,809	(19,920,889)	295,925	1,245,170	(954,587)

Net loss for the period	-	-	-	(1,290,990)	-	(1,290,990)	(120,095)

Stock compensation expense	-	-	117,000	-	-	117,000	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation loss	-	-	-	-	(61,105)	(61,105)	32,426

Balance at December 31, 2022	24,324,633	$24,325	$19,980,795	$(21,211,879)	$234,820	$(971,939)	$(60,242)

Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss for the period	-	-	-	(1,441,234)	-	(1,441,234)	(112,100)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	7,681,796	-

Shares issued for stock compensation expense	5,262	5	164,245	-	-	164,250	-

Foreign currency translation loss	-	-	-	-	(4,697)	(4,697)	(254)

Balance at September 30, 2021	23,916,304	23,916	19,930,392	(13,503,092)	268,553	6,719,769	(354,297)

Net loss for the period	-	-	-	(1,677,293)	-	(1,677,293)	(146,181)

Stock compensation expense	160,714	161	130,339	-	-	130,500	-

Foreign currency translation gain (loss)	-	-	-	-	74,689	74,689	2,548

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	62,802	-

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	259,023	-

Balance at December 31, 2021	24,244,130	$24,244	$20,382,389	$(15,180,385)	$343,242	$5,569,490	$(497,930)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31
	2022	2021

Cash flows from operating activities:
Loss including noncontrolling interest	$(2,845,032)	$(3,376,808)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal on fixed assets	(7)	460
Depreciation and amortization	367,616	233,544
Bad debt expense	-	286,055
Operating lease expense	371,871	435,762
Stock compensation expense	233,250	294,750
Changes in assets and liabilities:
Accounts receivable	(138,565)	(5,175,377)
Inventory	(49,886)	(13,850)
Value-added tax prepayment	(12,561)	16,702
Prepaid expenses and other current assets	(46,374)	(1,165,822)
Accounts payable	434,637	4,803,114
Unearned revenue	(156,533)	63,507
Accrued expenses and other payables	391,950	191,289
Payment on operating lease liabilities	(316,856)	(417,948)

Net cash used in operating activities	(1,766,490)	(3,824,622)

Cash flows from investing activities:
Acquisition of property and equipment	(2,276)	(23,787)
Refund / (acquisition) of intangible assets	(1,985)	(198,151)
Long-term investment	(28,764)	(62,186)

Net cash provided by (used in) investing activities	(33,025)	(284,124)

Cash flows from financing activities:
Due to related parties	(1,387)	(13,391)
Proceeds (repayment) of loan payables	1,684,595	(1,493,237)
Proceeds from capital contribution from a major shareholder	-	62,186
Net proceeds from issuance of common stock	-	7,681,796

Net cash provided by financing activities	1,683,208	6,237,354

Effect of exchange rate changes on cash	(4,601)	62,424

Net increase (decrease) in cash	(120,908)	2,191,032

Cash, beginning of period	164,217	49,676

Cash, end of period	$43,309	$2,240,708

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash operating, investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$172,612	$-
Transfer of prepaid software development expenditure to intangible assets	$-	$50,000
Shares issued for accrued bonus to officers	$-	$259,023

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 (UNAUDITED) AND JUNE 30, 2022

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

On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G message technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun. On December 20, 2022, Guohao Century acquired a 30% ownership interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). After the transaction, Guohao Century owns 81% of Zhangxun, and Zhangqi owns 19% of Hangzhou Zhangxun; as a result, Guohao Century ultimately owns 99.81% of Zhangxun. The book value of 30% interest acquired from Zhengmao Zhang was $(955,021) due to its accumulated deficit.

On February 16, 2022, Shuhai Jingwei formed Shenzhen Acoustic Effect Management Limited Partnership (“Shenzhen Acoustic MP”) with 99% ownership interest, the remaining 1% ownership interest is held by a third party.

On February 16, 2022, Shuhai Jingwei formed Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Shenzhen Acoustic Effect”), a PRC Company, in which Shuhai Jingwei holds 60% ownership interest, 10% ownership interest is held by Shenzhen Acoustic MP, and remaining 30% ownership interest is held by a third party. On October 18, 2022, Shuhai Jingwei acquired 30% ownership interest of Shuhai Acoustic Effect, a PRC Company from the third party at the price of approximately $0.15 (RMB 1.00). After the transaction, Shuhai Jingwei owns 90% of Shuhai Shenzhen Effect, and Shenzhen Acoustic MP still owns 10% of Shuhai Shenzhen Effect; accordingly, Shuhai Jingwei ultimately owns 100% of Shuhai Acoustic Effect. The book value of 30% interest acquired from the third party was $(26,993) due to its accumulated deficit.

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

Impact of Coronavirus Outbreak

In December 7 2022, the joint prevention and control mechanism of the State Council of China issued a notice, announcing ten targeted measures to further optimize epidemic prevention and control (hereinafter referred to as the ” New Ten Rules”). This is a major adjustment made by the Chinese authorities to the previous epidemic control policy. Later, Beijing, Shanghai, Chongqing, Guangzhou and other cities in China announced the follow-up implementation of the “New Ten Rules”. The introduction of the New Ten Rules announced that China’s previous “dynamic zero” epidemic prevention policy had officially come to an end. So far, except for some special medical key places, people do not need to provide nucleic acid test negative reports when traveling. During the period when the new policy was introduced, the number of COVID-19 cases in China has increased significantly, and people’s focus on COVID-19 has shifted from pre protection to better indoor living environment to avoid repeated infection.

Facing challenges that are also opportunities, the needs for air sterilization has likely become a permanent way of life for many and will likely continue into common. Datasea has developed five models Air Sterilizers under its in-house advanced acoustic intelligence technology, to target public and private application scenarios such as hospitals, airport, logistic warehouse, cold chain transportation and home care. In 3rd December 2022, the Company unveiled national Hailijia air sterilizer product campaign with an online event and offline product showcases in various cities in China, including Beijing, Shenzhen, Tianjin, Hangzhou and Harbin. More than 50 institutions specializing in trade and distribution from China, Southeast Asia, and the Middle East participated in the event, highlighting the market interest in the products. During the product campaign, Datasea has entered into eight marketing and distribution agreements in order to expand the business and reach to customers and sell certain Hailijia air sterilizers and purifiers in China. Moreover, Datasea Enters into an Approximately $20.5 Million Sales Agreement with an Online Distributor for the Supply of Hailijia Air Purifiers.

We currently believe that our financial situation will be benefited us through the new products and rising demands. However, in the event that the demands continues on for a longer period of time, we may need to raise capital to accompany the business development in the future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the six months ended December 31, 2022 and 2021, the Company had a net loss of approximately $2.63 million and $3.12 million. For the three months ended December 31, 2022 and 2021, the Company had a net loss of approximately $1.29 million and $1.68 million. The Company had an accumulated deficit of approximately $21.21 million as of December 31, 2022, and negative cash flow from operating activities of approximately $1.77 million and $3.82 million for the six months ended December 31, 2022 and 2021, respectively. The historical operating results including recurring losses from operations which raise doubt about the Company’s ability to continue as a going concern. Although the range of such recurring operating losses has narrowed in recent years, there can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business.

If deemed necessary, management could seek to raise additional funds by way of admitting strategic investors or. private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations.

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 99.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 81% ownership from Guohao Century and 19% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary - Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of the date of this report.

Zhixin Liu
Fu Liu
Other Holder
40.18%
22.97%
36.85%
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
81%
99%
90%
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

VIE Agreements

Operation and Intellectual Property Service Agreement – The Operation and Intellectual Property Service Agreement allows Tianjin Information Sea Information Technology Co., Ltd (“WFOE”) to manage and operate Shuhai Beijing and collect an operating fee equal to Shuhai Beijing’s pre-tax income, per month. If Shuhai Beijing suffers a loss and as a result does not have pre-tax income, such loss shall be carried forward to the following month to offset the operating fee to be paid to WFOE if there is pre-tax income of Shuhai Beijing the following month. Furthermore, if Shuhai Beijing cannot pay off its debts, WFOE shall pay off the debt on Shuhai Beijing’s behalf. If Shuhai Beijing’s net assets fall lower than its registered capital balance, WFOE shall provide capital for Shuhai Beijing to make up for the deficit.

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

As of this report date, there was no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of December 31, 2022 and June 30, 2022, and for the six and three months ended December 31, 2022 and 2021, respectively.

	December 31, 2022	June 30, 2022
Cash	$33,348	$135,734
Accounts receivable	388,316	259,410
Inventory	261,640	206,167
Other current assets	471,306	502,255
Total current assets	1,154,610	1,103,566
Property and equipment, net	53,045	93,469
Intangible asset, net	831,546	936,421
Right-of-use asset, net	-	127,285
Other non-current assets	57,433	29,800
Total non-current assets	942,024	1,186,975
Total assets	$2,096,634	$2,290,541

Accounts payable	$368,561	$35,669
Accrued liabilities and other payables	1,482,588	1,190,564
Lease liability	-	43,713
Loans payable	1,525,706	81,950
Other current liabilities	132,463	359,543
Total current liabilities	3,509,318	1,711,439
Loan payable- noncurrent	235,081	-
Total non-current liabilities	235,081	-
Total liabilities	$3,744,399	$1,711,439

	For the Six Months Ended December 31, 2022	For the Six Months Ended December 31, 2021
Revenues	$1,519,015	$9,442,974
Gross profit	$204,527	$1,462,485
Net loss	$(704,763)	$(786,427)

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021
Revenues	$425,710	$8,771,844
Gross profit	$54,330	$1,406,477
Net income	$63,805	$83,762

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2022 and June 30, 2022, the Company has no such contingencies.

CASH AND EQUIVALENTS

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less.

ACCOUNTS RECEIVABLE

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2022 and June 30, 2022, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $54,900 and $56,971 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of December 31, 2022 and June 30, 2022, respectively.

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

As of December 31,2022 and June 30, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the six and three months ended December 31, 2022 and 2021, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31 2022 and June 30, 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. As of December 31, 2022, the net ROU was $316,305 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. As of December 31, 2022, total operating lease liabilities were $339,571, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

During the six and three months ended December 31, 2022, the Company’s revenue of $1.45 million and $0.41 million  was mainly from 5G messaging services including 5G integrated message marketing cloud platform (“5G IMMCP”), 5G Short Message Services (“SMS”) and 5G value-added service. In addition, during the six months ended December 31, 2022, the Company’s revenue of $42,700 was from Smart Public Broadcasting project which was mainly for the auditory system design, music database management and update, and intelligent broadcasting system customization; and $85,161 from sale of Hailijia series air purification and sterilizers, which is the Company’s foundational acoustic intelligence product.

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

All of the Company’s customers are in the PRC and all revenues for the six and three months ended December 31, 2022 and 2021 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of December 31, 2022, the Company had no unrecognized tax benefits and no charges during the six and three months ended December 31, 2022, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. There was no accrual for uncertain tax positions as of December 31, 2022. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

As of December 31, 2022, Zhangxun was 0.19% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 30.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, Guozhong Haoze was 0.091% owned by noncontrolling interest. During the six months ended December 31, 2022 and 2021, the Company had loss of $216,719 and $258,281 attributable to the noncontrolling interest, respectively.  During the three months ended December 31, 2022 and 2021, the Company had loss of $120,095 and $146,181 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $37,413 and $153,607 as of December 31, 2022 and June 30, 2022, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of December 31, 2022, the cash balance of $5,808 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	December 31,	December 31,	June 30,
	2022	2021	2022
Period-end date USD: RMB exchange rate	6.9646	6.3757	6.7114
Average USD for the reporting period: RMB exchange rate	6.9531	6.4323	6.4571

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three months ended December 31, 2022 and 2021, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953  warrants were anti-dilutive for each of the six and three months ended December 31, 2022 and 2021, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2022	June 30, 2022
Furniture and fixtures	$95,001	$113,113
Vehicle	503	522
Leasehold improvement	225,067	233,558
Office equipment	270,751	278,232
Subtotal	591,322	625,425
Less: accumulated depreciation	480,280	437,594
Total	$111,042	$187,831

Depreciation for the six months ended December 31, 2022 and 2021 was $71,669 and $86,341, respectively.

Depreciation for the three months ended December 31, 2022 and 2021 was $30,808 and $46,088, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2022	June 30, 2022
Software registration or using right	$1,223,883	$1,226,671
Patent	15,950	15,640
Software and technology development costs	1,006,361	1,006,412
Value-added telecommunications business license	15,072	16,552
Subtotal	2,261,266	2,265,275
Less: Accumulated amortization	813,594	523,484
Total	$1,447,672	$1,741,791

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the six months ended December 31, 2022 and 2021 was $295,947 and $147,204, respectively.

Amortization for the three months ended December 31, 2022 and 2021 was $147,044 and $95,435, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	June 30, 2022
Security deposit	$105,962	$255,325
Prepaid expenses	327,371	230,745
Other receivables – Heqin	528,386	548,321
Advance to third party individuals, no interest, payable upon demand	13,362	49,299
Others	135,999	39,943
Total	1,111,080	1,190,683
Less: allowance for other receivables – Heqin	528,386	548,321
Total	$582,694	$575,312

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of December 31, 2022, Guozhong Times had an outstanding receivable of RMB 3.68 million ($528,386) from Heqin and was recorded as other receivables. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date.

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

As of December 31, 2022 and June 30, 2022, Heqin did not make any repayment to the Company, and the Company made a full bad debt allowance of $528,386 and $548,321 as of December 31, 2022 and June 30, 2022, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November, 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company Nanjing Dutao Intelligence Technology Co., Ltd in Nanjing City specializing on internet security equipment. In addition, Shuhai Nanjing also agreed to invest RMB 300,000 ($47,300) for 3% stock ownership of another high-tech company in Nanjing City specializing on digital market monitoring solutions, and Shuhai Nanjing paid RMB 200,000 ($29,800) in November 2021, however, this investment of $29,800 was returned to Shuhai Nanjing in May 2022 due to change of business direction by the high-tech company.

In August 2022, Shuhai Nanjing invested RMB 200,000 ($28,717) for 1% stock ownership of a high-tech company Nanjing Jinjizhihui Technology Co. Ltd in Nanjing City specializing on software and system development.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2022	June 30, 2022
Other payables	$323,842	$147,269
Due to third parties	159,372	117,531
Social security payable	331,880	425,700
Salary payable - employees	525,528	304,384
Total	$1,340,622	$994,884

Due to third parties were the short term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from bank

On December 24, 2022, Zhangxun entered a loan agreement with Tianjin Jincheng Bank Co., Ltd for the amount of $114,867 with a term of 24 months, the interest rate was 18.0% per annum to be paid every 21th of each month. As of December 31, 2022, $57,433 was recorded as current liabilities and $57,434 was recorded as non-current liabilities.

On December 21, 2022, Zhangxun entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of $84,740 with a term of 24 months, the interest rate was 17.1% per annum to be paid every 24th of each month. As of December 31, 2022, $36,316 was recorded as current liabilities and $48,424 was recorded as non-current liabilities.

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of $129,225 with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. As of December 31, 2022, $66,697 was recorded as current liabilities and $62,528 was recorded as non-current liabilities.

Loan from an unrelated party

On April 24, 2022, the Company entered a loan agreement with an unrelated party for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a loan agreement with the same unrelated party for $789,177, the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for $642,779, the loan had no interest, and was required to be repaid any time before June 30, 2023. In addition, there is also other receivable of $0 and $67,050 from the same unrelated party as of December 31, 2022 and June 30, 2022, respectively, which was net off with loans payable. As of December 31, 2022 and June 30, 2022, the outstanding loan balance to the unrelated party was $1,431,956 and $81,950, respectively.

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

On October 1, 2020, the Company’s CEO entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s President for total rent of RMB 94,500 ($14,690). The lease was expired April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement covering this office location rental and another apartment rental (described above) with the Company’s President for an annual rent of RMB 235,710 ($35,120), the Company is required to pay the rent before April 30, 2023. The rental expense for the apartment and office was $16,950  and $12,663, respectively, for the six months ended December 31 , 2022 and 2021. The rental expense for the apartment and office was $8,320  and $6,366, respectively, for the three months ended December 31, 2022 and 2021.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for three cars with the Company’s President for each car’s monthly rent of RMB 18,000 ($2,636); RMB 20,000 ($2,876) and RMB 32,000 ($4,686), respectively. The rental expense for those agreements was $65,044  and $15,532, respectively, for the six months ended December 31, 2022 and 2021. The rental expense for those agreements was $34,293  and $7,188, respectively, for the three months ended December 31, 2022 and 2021.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance. The rental expense for this lease was $13,116 and $14,178 for the six months ended December 31, 2022 and 2021, respectively. The rental expense for this lease was $6,438 and $7,131 for the three months ended December 31, 2022 and 2021, respectively.

Due to related parties

As of December 31, 2022 and June 30, 2022, the Company had due to related parties of $97,280 and $102,331, respectively, mainly was for the payable of an office leasing from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

Following is a summary of the activities of warrants for the period ended December 31, 2022:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2022	1,319,953	$4.60	1.63
Exercisable as of June 30, 2022	1,319,953	$4.60	1.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of December 31, 2022	1,319,953	$4.60	1.13
Exercisable as of December 31, 2022	1,319,953	$4.60	1.13

Shares to Independent Directors as Compensation

During the six months ended December 31, 2022 and 2021, the Company recorded $9,000 and $19,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the three months ended December 31, 2022 and 2021, the Company recorded $4,500 and $13,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month starting  from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the six and three months ended December 31, 2022, the Company recorded $224,250 and $112,500 stock compensation expense to the Company’s CEO and one of the board members for the quarter.

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of December 31, 2022 and June 30, 2022, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $2.53 million and $2.19 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of December 31, 2022 and June 30, 2022, the Company has approximately $15.29 million and $13.91 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2022 and June 30, 2022.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2022 and 2021:

	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.9)%	(2.9)%
Effect of PRC tax holiday	1.5%	(1.9)%
Valuation allowance	22.4%	25.8%

Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2022 and 2021:

	2022	2021
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.4)%	(3.0)%
Effect of PRC tax holiday	0.2%	(1.3)%
Valuation allowance	23.2%	25.3%

Effective tax rate	-%	-%

The Company’s net deferred tax assets as of December 31, 2022 and June 30, 2022 is as follows:

	December 31, 2022	June 30, 2022
Deferred tax asset
Net operating loss	$3,644,263	$3,220,526
R&D expense	123,750	123,750
Depreciation and amortization	98,801	82,406
Bad debt expense	132,315	142,479
Social security and insurance accrual	125,156	134,771
Inventory impairment	13,747	14,804
ROU, net of lease liabilities	(5,826)	4,792
Total	4,132,206	3,723,528
Less: valuation allowance	(4,132,206)	(3,723,528)
Net deferred tax asset	$-	$-

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

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year rent is RMB 1,383,970 ($207,000). The second-year rent is RMB 1,425,909 ($202,800). The security deposit is RMB 115,311 ($16,400). The total rent for the lease period is to be paid in four installments. On October 6, 2022, Hangzhou took over and renewed this lease for one year, the total rent is RMB 1,178,463 ($172,575), payable every six months in advance.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Operating lease expense	$371,871	$435,762

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Operating lease expense	$168,760	$216,933

December 31, 2022
Right-of-use assets	$316,305
Lease liabilities - current	339,571
Lease liabilities - noncurrent	-
Weighted average remaining lease term	0.66 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of December 31, 2022:

12 Months Ending December 31,	Minimum Lease Payment
2023	$345,402
Total undiscounted cash flows	345,402
Less: imputed interest	(5,830)
Present value of lease liabilities	$339,571

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations, which it believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to several factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political, and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance, or installation of our products and services;

●	changes in Chinese government regulations;

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers; and

●	COVID-19’s influence on China’s economy and society.

Overview

Datasea Inc. (“Datasea,” with its subsidiaries and VIE, as defined below, collectively, the “Company” or “We” or “Us” or “Our”) is a leading provider of products, services, and solutions for enterprise and retail customers in three converging and innovative industries: 5G messaging, acoustic intelligence, and smart city technology. The Company possesses proprietary and cutting-edge technologies that build a solid foundation to design, develop and supply a broad range of solutions in each industry.

Datasea’s vision is to become a global leader in Digital Intelligent Technology, to innovate and provide advanced technology to a broad client base, and within a decade, to evolve into a multinational company with a U.S. entity as the core of its business operations.

Datasea Inc. was incorporated in Nevada on September 26, 2014, and is a holding company with no material operations of its own, the Company conducts a substantial majority of its operations through operating entities established in the People’s Republic of China, or the PRC, primarily through a variable interest entity (“VIE”), Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”). The VIE holds eight subsidiaries to explore business opportunities.

We do not have any equity ownership of the VIE, instead the Company controls and receives the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock that is currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies.

As of December 31, 2022, Shuhai Beijing and its subsidiaries own 27 Patents and 77 Software Copyrights, including 20 pending patent applications in core technologies to empower and grow the business. The newly updated statuses of Shuhai’s patents and software copyrights are as follows:

Patent

From July 1 2022 to Dec 31 2022, the following new patents are in the process of substantive examination:

No.	Acceptance Number	Description	Publication Number
		Shuhai Jingwei
1	202221777917.9	Ultraviolet ultrasonic plasma disinfection equipment	202221777917.9
2	202221781894.9	The handle used for sterilizing the device	202221781894.9
3	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	Has been accepted
	Acoustic Effect Technology
1	202230336646.2	Acoustic effect disinfection instrument Type Ⅰ (high-end version)	202230336646.2
2	20220320646.3	Acoustic effect disinfection instrument Type Ⅰ (Universal)	20220320646.3
3	202230336653.2	Intelligent acoustic effect handle type Ⅰ	202230336653.2
4	202230336336.0	Acoustic effect disinfection man-machine coexistence instrument type Ⅰ	202230336336.0

Soft copyrights

Soft Copyrights owned by Shuhai Jingwei
1	Square intelligent acoustic early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358
2	Community medical center intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322366
3	Stadium intelligent acoustic early warning and identification system 1.0	Ruan Zhu Deng Zi No.10319630
4	Home intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322359
5	College intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322365
6	Apartment intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358

Soft Copyrights owned by Shuhai Jingwei (under review)
1	Shuhai Jingwei Smart Park Security Cloud Platform 1.0	Acceptance No.: 2022R11S1724569
2	Shuhai Jingwei Smart Community Integrated Management Client Platform 1.0	Acceptance No.: 2022R11S1724586
3	Shuhai Jingwei SOP Management System 1.0	Acceptance NO.: 2022R11S1724593
4	Shuhai Jingwei Message Platform 1.0	Acceptance NO.: 2 022R11S1724628
5	Shuhai Jingwei Digital Team Management System 1.0	Acceptance No.: 2022R11S1724622
6	Data Collection System 1.0	Acceptance No. : 2022R11S1724613
7	Shuhai Jingwei 5G message aggregation cloud platform 1.0	Acceptance No. : 2022R11S1724602
8	Variable frequency acoustic effect coronavirus feature disinfection and sterilization algorithm software V1.0	Acceptance No. : 2022R11S1724639
9	High frequency sound effect air coupling algorithm platform V1.0	Acceptance No. : 2022R11S1724682
10	High frequency sound effect air coupling and collaborative UV control algorithm software V1.0	Acceptance No. : 2022R11S1724644
11	Shuhai Jingwei CRM Platform 1.0	Acceptance No. : 2022R11L2068223
12	Shuhai Jingwei messaging marketing cloud platform 1.0	Acceptance No. : 2022R11L2070582
13	Shuhai Jingwei Data Asset management platform V1.0	Acceptance No. : 2022R11L2070760

Software Copyright Owned by Shuhai Beijing
No.	Certification	Certificate No.
1	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
2	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
3	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
4	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
5	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176478
6	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
7	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
8	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
9	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
10	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484

Operational Goals

Software Copyrights owned by Acoustic Effect Technology
1	High frequency acoustic effect air coupling algorithm software V1.0	Softcopy Registration No. 9854777
2	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Softcopy Registration No. 9877299
3	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Softcopy Registration No. 9864534
Softcopy Rights owned by Xunrui Technology
1	Xunruirong media information marketing platform	Softcopy Registration No. 10318231
2	Xunrui comprehensive online Office OA System	Softcopy Registration No. 10318229
3	Xunrui integrated security cloud platform	Softcopy Registration No. 10318227
4	Xunrui Smart Apartment management system	Softcopy Registration No. 10318271
5	Xunrui Aggregate payment and settlement system	Softcopy Registration No. 10318221
6	Xunrui AI intelligent algorithm analysis platform	Softcopy Registration No. 10318230
7	Xunrui intelligent acoustic recognition system	Softcopy Registration No. 10318269
8	Xunrui Intelligent Park management system	Softcopy Registration No. 10318270
9	Xunrui Wisdom Catering System	Softcopy Registration No. 10318268
10	Xunrui satellite remote sensing - Agricultural Management System	Softcopy Registration No. 10318228

The primary operational goals are with the company’s core digital technology as the benchmark and include the following:

1.	To provide best-in-class products and solutions in 5G messaging, acoustic intelligence, and smart city technology.

2.	Increase global sales of acoustic intelligent series hardware products represented by Hailijia Air Purifiers.

3.	Maximize long-term sustainable growth of earnings and operating funds.

Business Strategy

The Company intends to accomplish these objectives by diversifying its product portfolio, improving operating efficiency and accelerating market reach and client acquisition.

Datasea believes sustaining growth and remaining competitive depends on leveraging technological innovation to provide customers with more quality and convenient options. With a combination of comprehensive solutions for hardware and software products, Datasea not only can flexibly meet different needs of customers but also serve customers on a large scale. The Company is committed to staying ahead of emerging market trends, creating diverse revenue resources, and continuously improving its business model.

Meanwhile, Datasea is aware of global environmental issues, and the physical and transitional risks a business will be exposed with the global transition to more sustainable and socially responsible economy. To better assess and manage material ESG risks and impacts on stakeholders, as well as identify opportunities to improve sustainability and stakeholder relations. Datasea decided to adopt an ESG analysis framework to understand and mitigate ESG risks, identify opportunities, and make strategic decisions that support long-term success and resilience.

5G messaging:

Datasea’s VIE entity, Shuhai Beijing, has subsidiaries, Guohao Century (Beijing) Technology Ltd. (“Guohao Century”) and Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”), that increase and improve how people and businesses communicate, while delivering brands a platform to engage, convert and efficiently nurture buying relationships by leveraging 5G messaging service.

The 5G messaging service is known as RCS (“Rich Communication Suite”) and integrates phones, messages, and contacts. Specifically, this communication suite enables users to enjoy various effective interfaces with integrated messages, including texts, pictures, audio, video and emojis, as well as status, location and other communication capabilities. It has the characteristics of high touch rate, rich media, strong interactivity, convenient service, and high security. By using 5G messaging, can serve the individuals, public and thousands of industries.

5G technology can create a new message ecosystem in which customers and enterprises can directly and efficiently connect via short messages on mobile phone terminals. When businesses apply 5G messaging to marketing initiatives, faster speeds, better transmission quality, and lower latency create new and improved customer experience.

As a leading service provider in China’s 5G communication field, Datasea has three primary products targeting different customers and needs:

1.

5G Message-Marketing Cloud Platform (“5G MMCP”) .

An all-in-one solution for all the communication and marketing needs of merchants and customers from early communication, sales, and later maintenance. The goal is to use data to empower marketing, drive user growth, lead enterprises to achieve digital innovation, and help enterprises create long-term value for customers.

2.

5G Integrated Messaging Marketing Cloud Platform (“5G IMMCP”).

Expands the connection with existing clients through SMS, email, push notifications, WeChat, Applets, and other third-party tools and user management functions. The platform’s converged cloud products provide customers with a comprehensive one-stop service. Among them are AI voice, the ReadyTrust overseas communication service, ReadyTrust+big data (Pink Plus), and other personalized functional services. These products provide more advantageous and valuable support for customers and offer an avenue to add channels or purchase DICT value-added products and services according to the situation.

3.

“Smart Push.”

A new precision marketing solution that integrates 5G technology, big data, and data mining to transform marketing experiences. Because 5G wireless can accurately pinpoint locations, a retailer, when using this integrated solution, can see who is near the store and immediately trigger SMS and video SMS to promote products or services to the nearby customer.

Acoustic Intelligence:

Shuhai Beijing and its wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), and Shuhai (Shenzhen) acoustic Effect Technology Co., Ltd. (“Shuhai acoustic Effect”) further demonstrate a vision and ability to stay ahead of emerging trends with cutting-edge acoustic intelligence solutions. Acoustic intelligence is a new field that integrates fundamental acoustic theory with artificial intelligence to gather and process acoustic data and solve problems.

There can be numerous real-world applications with acoustic-intelligence systems. As it aims to introduce this transformative technology and its applications to China and the world, Shuhai Beijing, together with Shuhai Jingwei and Shuhai acoustic Effect, combines artificial intelligence technology and acoustic technology to offer dynamic instead of static products, such as its Ultrasonic Sound Air Disinfection Equipment.

Datasea’s Ultrasonic Sound Sterilization and Antivirus Equipment are some of the earliest products available worldwide to incorporate innovative ultrasonic disinfection with optics against Covid-19. Leading labs like the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-coli.

Effectively using the mechanical effect, thermal effect, cavitation effect and other physical characteristics of ultrasound as well as the superposition of chemical effects, under ultrasound excitation, will cause the coronavirus and microorganisms to vibrate. The amplitude of that vibration will be substantial, producing strains that could break certain parts of the virus, damaging the outer shell and the RNA inside. Eventually, the high-speed movement of the protons in the ultrasound will destroy the formation of microorganisms and effectively kill off harmful bacteria and viruses.

Digital Smart City

Datasea’s digital smart city platform includes a smart campus, smart community, smart scenic area, and smart security solutions. The smart city is based on the Internet of Things, big data, and AI algorithm platforms and relies on the Datasea big data center, Internet of Things cloud platform, and artificial intelligence cloud platform to create various applications for multiple industries. Through the application of various scenarios in the city and in-depth integration of informatization, multiple factors can be realized and improved, such as:

1.	Industrialization and urbanization

2.	Refined and dynamic management

3.	Effectiveness of urban management

4.	Improved quality of life of citizens

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology),” are hereafter referred to as the “SCB Operating Entities” as they mainly and collectively focus on the Smart City Business.

Recent Developments

COVID-19 ’s Business Impacts

Datasea’s management team believes that the evolving COVID-19 pandemic and the changing prevention and control mechanisms set forth by the Chinese government have had a material impact on the Company’s quarterly earnings.

Although revenue managed to increase year-over-year, Datasea saw a quarterly decline. Much of this is due to China’s “Zero-COVID” policies which caused stringent lockdowns and supply chain bottlenecks. With much of the world interconnected through China-centric supply chains, Zero-COVID measures caused a lag in production, and international roll-out plans, mainly because factories in China produce a more significant share of the world’s manufacturing than the United States, Germany, and Japan combined. Under the late fall’s renewed lockdowns, China’s ports saw slowdowns in delivering manufacturing orders, resulting in a lower amount of exports. Since the onset of the pandemic, these have been some of the worst supply chain challenges.

Even though Datasea saw and continues to see considerable demand, particularly for its air purifiers, the Zero-COVID measures led to a shutdown of many businesses and factories across the country. These shutdowns, which increased in October and November, had a material impact on the Company’s operations and growth initiatives.

Regardless, the Company is cautiously optimistic about China’s “New Ten Rules,” which it implemented on December 7, 2022, effectively ending the “Zero-COVID” measures. The abrupt end of “Zero-COVID” could mean a renewed focus from China on economic growth and promoting global business activity. Despite the headwinds of the previous quarter, Datasea’s recent business developments indicate the Company’s resiliency and progress in general business developments, contract acquisitions, product upgrades, marketing efforts, and industry recognition.

1.	5G Messaging

1.A. Business developments:

Forecasts show that 5G mobile subscriptions worldwide could increase from around 236 million in 2020 to almost two billion by 2024. Further projections show that China will have the fastest growth and largest number of 5G connections over the next five years, with revenue expected to skyrocket from 0.6 trillion yuan to over six trillion yuan in this decade.

China’s booming 5G market is disrupting everything from autonomous vehicles to Internet-of-things (IoT) and cloud computing. Yet the wide acceptance of 5G applications across the country may be transforming messaging and business communications the most, especially with the acceleration of digitalization and intelligent construction in the Chinese business community. The growth of 5G in China has led to a rapid increase in the demand for smart-related systems and promotional services. Much of that is because of China’s 48.42+ million enterprises; over 99% are SMEs (small and medium-sized enterprises).

As a leading 5G RCS business solution provider in China, Datasea had many exciting business developments in the quarter through its core 5G MMCP, 5G IMMCP, and smart push products.

In December 2022, Datasea’s converged cloud platform product passed the relevant audits and officially came to market as the SaaS product of China Mobile Cloud Energy Center. Following this approval, the product is formally a provider for China Mobile’s ecosystem. According to the enterprise search engine APP, this means Datasea can meet the potential needs of more than 60000 business entities, more than 17 million group enterprise customers, and more than 957 million mobile customers.

With a unique SaaS and PaaS business model and subscription service, Datasea provides personalized launch services for different industries, rapidly enhanced brand strength, and helps enterprise customers achieve sustainable marketing growth. With customizable solutions and applications that can serve broad industries, the Company intends to target more enterprise customers in various sectors such as finance, e-commerce, logistics, tourism, government affairs, education, and power.

1.B. Contract developments:

In July 2022, before the start of the quarter, Datasea entered into a $22.3 Million sales agreement with Hangzhou Runsheng Network Technology Ltd to provide 5G Messaging services. The agreement reflects an acceleration in demand for Datasea’s 5G messaging services and penetration in the 5G messaging market. Hangzhou Runsheng is a leading marketing service provider offering powerful automation features to some of China’s largest global enterprises, including China UnionPay, Ping An Group, and JD.com.

Currently, the Company is looking for ways to expand its 5G services with multiple local telecommunication operators, such as Jiaxing Mobile, Ningbo, and Guangdong Mobile.

1.C. Product upgrades:

To optimize the user experience, expand platform availability and streamline the payment process, the majority of Datasea’s recent product upgrades primarily focused on 5G IMMCP:

October 2022 Connect the 5G IMMCP and WeChat ecosystem

December 2022 Launch of various 5G IMMCP marketing

December 2022 Jiaxing Mobile customized 5G IMMCP launch

Specifically, these three major upgrades included the following initiatives:

1.	Integrate 5G IMMCP with the WeChat ecosystem (such as WeChat external chain, official account management, applet management and other function development)

2.	5G IMMCP marketing tool development (including sharing fission, voting assistant, and lucky draw)

3.	Content design of sop library

4.	Public template library development and content design (including video message template library and letter reading template library)

5.	Data statistics optimization (WeChat external chain, official account management, applet management, and detailed statistics of H5 page)

6.	Development of log and personal sensitive information encryption function

7.	Financial billing and adding balance functions (including 5G MMCP, 5G IMMCP, intelligent push to add balance recharge, revenue and expenditure details, balance settlement, balance deduction, and other functions)

8.	Migrating sending related functions of 5G MMCP to 5G IMMCP (text messaging, video messaging, AIM messaging, 5G messaging and other functional modules)

1.D. Industry recognition:

Datasea and its subsidiaries actively contributed to creating 5G messaging frameworks and initiatives with some of China’s most important and influential institutions and enterprises during the reporting period.

We are actively involved in the discussion and creation of 5G messaging ecological regulations. Datasea participated in the compilation of the “5G Messaging Development White Paper” jointly issued by the China Academy of Information and Communication Technology and the China Association of Communications Enterprises in 2022. The white paper comprehensively analyzes the history and current situation of the development of 5G messages, systematically combs the development results of the industrial chain, and puts forward suggestions to promote the rapid development of 5G messages based on the current development situation. The core points of the white paper include: 5G messages are an important part of 5G public applications, which can help the high-quality development of information services, the current development of 5G messages is in a critical window period of rapid development, and the development of 5G messages should fully rely on market mechanisms to promote development.

Customers, Sales and Distribution

We sell our 5G messaging products through our distributors and channel partners. $1,446,431, typically account for the substantial majority of our sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 100% and 100% of our net revenue for this and last quarter, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 99% of our net revenue for this and last quarter.

2.	Acoustic Intelligence

2.A. Business developments:

As the core platform of Shuhai Beijing’s Acoustic intelligence business, Shuhai Jingwei and Shuhai acoustic Effec devote themselves to the technological development and product design of smart products in significant fields such as healthcare, medicine, agriculture, supply chain management, promotions, and sales.

During the reporting period, it continued to develop its ultrasonic sterilization and antivirus products under the brand name Hailijia. Hailijia focuses specifically on air purification and has five different models focused on in-vehicle sterilization and deodorization, restroom sterilization and deodorization, and air disinfection and sterilization meant to respond to a wide range of market needs.

First, during October 2022, Datasea’s Shuhai Jingwei subsidiary entered into a $20.5 million sales agreement with Shanghai Chengming Shengyuan Biotechnology Co., Ltd. (“Chengming Shengyuan”) to provide Hailijia air purifiers. In return, Chengming Shengyuan will promote and distribute the Hailijia air purifiers primarily through its e-commerce platform.

December 3, 2022 also saw the Company kick off a national Hailijia marketing campaign with an online event and in-person product showcase events in some of China’s largest cities, such as Beijing, Shenzhen, Tianjin, Hangzhou, and Harbin. With over 50 trade and distribution institutions from China, Southeast Asia, and the Middle East participating in the event, Datasea entered into eight marketing and distribution agreements.

On December 23, 2022, as announced by the Heilongjiang Provincial Government Procurement Network, Shuhai Beijing won the equipment procurement project bid to supply disinfection and sterilization equipment to Tieli Fangcang Hospital, the designated hospital in Yichun City. According to the purchase contract signed on December 27, 2022, the Company will complete the supply of products within 30 days and obtain the full payment after acceptance. This achievement is especially notable because procurement projects are characterized by “high requirements and strict review”, which is a “touchstone” to test an enterprise’s comprehensive strength. The agreement also shows that key customers recognize the technical capacity of the Company’s disinfection and sterilization equipment.

Simultaneously, Datasea continues to strengthen the core team, so products can meet market demand and bolster supply chain capabilities to ensure support for the rapid development of acoustic intelligent hardware products.

As the COVID-19 pandemic continues, Shuhai’s “Hailijia” ultrasonic air disinfection equipment can meet various disinfection needs and help protect families, staff, patients, students, and visitors in private homes or public places. The Company believes that the innovative research and development behind the Hailijia brand may one day replace conventional air purification equipment with a single purification function and significantly disrupt a market worth roughly 10 billion yuan.

2.B. Contract developments:

Hailijia air purifiers are Datasea’s foundational acoustic intelligence product and have the Company well-positioned for sustained success. Despite the headwinds of the previous quarter, Datasea believes that acoustic intelligence-powered products will provide it with long-term revenue-generating opportunities and expand its brand deeper into the market. Various businesses recently partnered with Datasea to integrate its acoustic intelligence products with their own strategic initiatives.

During the reporting period, Datasea’s Shuhai Jingwei subsidiary, in total, received more than a dozen sales contracts or purchase orders from a wide range of customers.

This figure includes the following:

●	An October 2022 sales agreement with Chengming Shengyuan, in which Chengming Shengyuan will purchase at least 100,000 Hailijia air purifier units with a purchase value of approximately $20.5 million (RMB 150 million) from November 2022 to November 2023 and promote and distribute them primarily through its e-commerce platform.

●	Eight marketing and distribution agreements following December 2022’s national Hailijia online and in-person product showcase campaign.

●	Winning the equipment procurement project bid to supply disinfection and sterilization equipment to Tieli Fangcang Hospital, the designated hospital in Yichun City, on December 23, 2022.

2.C. Product updates:

Building on Datasea’s advanced acoustic intelligence technology, the Company developed five models under the brand “Hailiji” a, including products meant for in-vehicle sterilization and deodorization, restroom sterilization and deodorization, air disinfection, and air disinfection and sterilization meant for locations such as hospitals, airports, logistics warehouses, cold chain transportation, and home care.

Major Offerings of “Hailijia” series of air sterilization and disinfection devices include:

➢	New Tec. of ultrasonic can effectively disinfection & sterilization coronavirus/COVID-19, influenza virus & other viruses and bacteria

➢	40KHz ultrasonic high-speed coupling effect, thermal cavitation effect completely disinfection sterilization virus bacteria for 360 degrees

➢	Ultrasonic man-machine coexistence, non-toxic radiation free, disinfection sterilization is safer

➢	Auxiliary photocatalyst, UVC ultraviolet technology and total filtration technology

➢	Effectively remove formaldehyde, benzene, ammonia, TVOC and harmful substances

➢	Real-time display of air quality, intelligent adjustment mode.Built-in night light, timing, sleep, child lock, WiFi intelligent control, support touch+remote control function

Due to the global coronavirus pandemic, air sterilizers have gained attention as sterilization needs likely become a permanent way of life.

Based on the “Hailijia” series of air sterilization and disinfection devices launched in the Chinese domestic market at present, Shuhai Jingwei has developed and finalized the export model SH150F-H01 for the overseas market.

Product introduction:

COVID-19 disinfection and sterilization

Intelligent/manual mode: automatically purify the environment according to the detection;

All in one three: purification/deodorization/sterilization;

Four speed regulation LED touch screen, HD digital direct display

Datasea has completed the necessary proprietary technology certifications, received testimonials from leading labs, and applied for patents from the Government of China for its air purifying devices. The Company intends to apply soon for UL certification, TUV certification, and RED, CE, and ROHS certifications to prove the high quality of its products and help with the international launch in markets such as the United States and Europe.

2.D. Customers, Sales and Distribution

Datasea sells acoustic intelligence products through our direct sales force and a select network of distributors and channel partners. Till this quarter, Datasea has 6 channel partners and 3 OEMs, typically account for the substantial majority of our sales. From the beginning of this quarter, we began to realize the sales of acoustic intelligent products - Hailijia series air Air purification and sterilizers. Sales to direct sales and distributors accounted for 16.35% and 83.65% of our net revenue of acoustic intelligence products achieved of $85,160 for this quarter, respectively. We believe aggregate sales to acoustic intelligence products, through all channels, accounted for approximately 5.36% of our total net revenue for this quarter.

3.Smart City business

3.A. Business developments:

Shuhai Beijing and its Guozhong Haoze and Xunrui Technology subsidiaries, or the “SCB Operating Entities,” mainly focus on Datasea’s Smart City Business.

The SCB Operating Entities have intelligent visual and cutting-edge acoustic and non-visual intelligent algorithms. They combine artificial intelligence, machine learning, and data analytics to enable their solutions to provide visibility and identify behavioral patterns.

In addition, the SCB Operating Entities established three major middle-end platforms that support modern digital smart city business: a big data platform, an IoT platform, and a digital twin. With this transformational technology, these entities intend to help construct China’s digital smart cities and provide a digital smart city application platform that meets the needs of residential communities, schools, and commercial enterprises.

3.B. Contract developments:

In November 2022, Datasea’s Shuhai Information Technology Co., Ltd. signed an agreement with Zhongjing Hengji. Under the terms, Shuhai will provide Zhongjing Hengji with a 5G smart elevator platform. Moreover, Shuhai will spearhead several research and development projects for Zhongjing Hengji, including a payment module interface, a payment management module, a financial module, various Internet of Things projects, a smart community, 5G messaging, and other systems.

The project will have three stages of development & implementation and could bring 550,000 RMB YUAN of future income to the Company. It also shows that the Company continues to penetrate and disrupt the smart city industry.

3.C Industry recognition

On October 19, Datasea hosted the Institute of Automation of the Chinese Academy of Sciences (“IACAS”) at its headquarters and learned from its recent research findings and innovation. The IACAS introduced visual and auditory aspects of iris recognition, voice detection, visual robotics, sensor, and algorithms and discussed opportunities to apply these technologies in areas like intelligent manufacturing and security. As part of Datasea’s, it develops smart city solutions to tackle security and automation needs and improve the quality of life in the region and beyond. This meeting could catalyze a huge long-term opportunity to achieve this vision by pairing research expertise.

3. D Customers, Sales and Distribution

Datasea provides SCB products, systems and services for schools, communities, industrial parks, government bodies and various types of enterprises through our direct sales force and channel partners.

In December, Datasea has been awarded the contract in the bid for the equipment procurement project of the Tieli City Fangcang Hospital and the designated hospital in Yichun City. The contract includes the provision of Datasea disinfection and sterilization equipment and apparatus, including air sterilization machines, disinfection machines, and accessories, with a total contract value of approximately $62,629.30 (RMB 436,188.00).

ESG Management

Datasea believes incorporating ESG considerations into our operations and strategy will effectively help manage risks and identify opportunities that support our long-term success and resilience. Furthermore, a strong ESG approach can foster positive relationships with stakeholders and enhance the company's reputation, positioning us for competitive advantage in an industry undergoing rapid change. Therefore, Datasea decides to adopt a comprehensive ESG framework to align operations with our values and priorities, and to make decisions that support sustainable growth and success over the long term.

Datasea commits to providing meaningful and accurate sustainability information to stakeholders, and starting from 2023, Datasea will disclose information about ESG practices and performance to stakeholders through quarterly and annually ESG Report and sustainability statements. To achieve that, Datasea has started internal preparation and analysis, and commenced ESG disclosure aligned to the Sustainability Accounting Standards Board (SASB) framework. This is an initial step in our evolution as we build a more unified sustainability framework.

Datasea opts for SASB framework to effectively communicate ESG performance and risk management practices to our investors in a consistent and material manner. By doing so, we identify specific sustainability metrics and disclosures that are tailored to our industry, and report ESG information that is most relevant and important to our stakeholders. In addition, the information also assists the management team to make informed business decisions and assess the company's overall sustainability and risk profile. There are several goals related to our ESG management in the long term:

●	Improvement of the environment: commit to improvement of the environment. The company works actively to safeguard the environment and conserving natural resources is manifested in its modus operandi and the products it delivers, and to satisfy stakeholders’ sustainability concerns and requirements.

●	Risk management: to help the company identify and manage sustainability-related risks, such as regulatory changes, community opposition, and supply chain disruptions. By proactively addressing ESG risks, company can reduce exposure to potential financial losses and reputational damage.

●	Long-term success and resilience: company that prioritizes ESG considerations is better positioned for long-term success and resilience. A strong ESG program can help us identify new business opportunities and make decisions that support sustainable growth and success over the long term.

●	Competitive advantage: ESG considerations have become increasingly important to customers, employees, and investors, a company that demonstrates a commitment to responsible and sustainable business practices have potential to tackle the risks in a proactive way and gain the competitive advantage among peers.

●	Stakeholder engagement: foster positive relationships with stakeholders and enhance engagement. To receive support from stakeholders, such as communities, employees, and investors, and be better equipped to address stakeholder concerns and manage relationships over the long term.

●	Reputation and brand image: to help companies build a positive reputation and enhance brand image. Doing business in responsible, ethical, and sustainable manners.

Datasea plans to distribute the first ESG report in February 2023, in which we’ll present a clear and concise picture of current ESG performance to investors, thereby enhancing our trust and credibility. This, in turn, provides our management team with a deeper understanding of the company's sustainability risks and opportunities, and guidelines of the actions needed to maintain a responsible and sustainable business approach, mitigate risks, and capitalize on opportunities. We believe a strong ESG program has the potential to elevate the company’s reputation, solidify brand image, and grant us a competitive advantage over its peers in the long term.

Competition

The markets in which we participate are highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. The competitive landscape is changing as a result of a trend toward consolidation within many industries, as some of our competitors have merged with or been acquired by other competitors, while others have begun collaborating with each other. We expect this consolidation trend to continue. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings and as new companies enter the market. Additionally, our ability to compete effectively depends on a number of factors, including quality, technical performance, price, product features, product system.

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the six months ended December 31, 2022 and 2021, the Company had a net loss of approximately $2.63 million and $3.12 million. For the three months ended December 31, 2022 and 2021, the Company had a net loss of approximately $1.29 million and $1.68 million. The Company had an accumulated deficit of approximately $21.21 million as of December 31, 2022, and negative cash flow from operating activities of approximately $1.77 million and $3.82 million for the six months ended December 31, 2022 and 2021, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business or that it will be able to continue in business. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs. As of December 31, 2022, the Company had cash of $43,309.

If deemed necessary, management could seek to raise additional funds by way of introducing strategic investors or.private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. However, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our CFS.

Results of Operations

Comparison of the six months ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the six months ended December 31, 2022 and 2021, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2022	% of Revenues	2021	% of Revenues
Revenues	$1,590,015		$9,650,609
Cost of revenues	1,385,488	87%	9,340,715	97%
Gross profit	204,527	13%	309,894	3%
Selling expenses	422,779	27%	386,991	4%
Research and development	412,390	26%	719,571	7%
General and administrative expenses	2,200,736	138%	2,618,280	27%
Total operating expenses	3,035,905	191%	3,724,842	38%
Loss from operations	(2,831,378)	(178)%	(3,414,948)	(35)%
Non-operating income (expense), net	(13,646)	(1)%	38,140	0.4%
Loss before income taxes	(2,845,024)	(179)%	(3,376,808)	(35)%
Income tax expense	8	-%	-	-%
Loss before noncontrolling interest	(2,845,032)	(179)%	(3,376,808)	(35)%
Less: income (loss) attributable to noncontrolling interest	(216,719)	(14)%	(258,281)	(3)%
Net loss to the Company	$(2,628,313)	(165)%	(3,118,527)	(32)%

Revenues

We had revenues of $1,590,015 and $9,650,609 for the six months ended December 31, 2022 and 2021, respectively, which shows a $8,060,594 or 84% decrease by comparing with the same period of 2021. The decrease in revenues was mainly due to during the global COVID-19 pandemic situation the reduced demand for 5G SMS business in China, the decrease of the revenue from 5G messaging. For the six months ended December 31, 2022 and 2021, revenues mainly consisted of service fees from our 5G SMS service platform.

From July 1, 2022 to December 31, 2022, the Company generated $1,590,015 for revenue which consisted of 5G message business with an amount of $1,446,431, including $390,373 from 5G SMS and $1,056,058 from 5G IMMCP; $42,700 from Smart Public broadcasting projects, $85,161 from Hailijia series air purification and sterilizers, and $15,723 from others.

From July 2021 to December 2021, the Company generated a revenue of $9,650,609, consisting of 5G business with an amount of $9,616,811, including $7,786,104 from 5G SMS, $1,830,707 from 5G IMMCP mobile projects on the cloud as value-added service, and $33,798 from smart city projects.

During the six months ended December 31, 2022, the Company significantly reduced 5G SMS business due to the low gross profit margin and focused on developing the customers who have the ability to make prepayment for 5G SMS.

Cost of Revenues

We recorded $1,385,488 and $9,340,715 cost of revenues for the six months ended December 31, 2022 and 2021, respectively, which shows a $7,955,227 or 85% decrease by comparing with the same period of 2021. For the six months ended December 31, 2022 and 2021, cost of revenues was mainly the 5G SMS service platform fees to suppliers. The decrease in cost of revenues was due mainly to the decrease sales of 5G SMS. The cost for 5G SMS service, Smart Public Broadcasting and Hailijia series air purification and sterilizers was $1.31 million and $35,907 and $37,630, respectively, for the six months ended December 31, 2022.

Operating costs incurred from July 2021 to December 2021 were $9,340,715, and cost of 5G messaging service was $9,321,224 including $7,517,733 for 5G SMS, $1,803,490 for 5G IMMCP and mobile on cloud projects, and $19,491 for smart city projects.

Gross Profit

Gross profit for the six months ended December 31, 2022 was $204,527 compared to $309,894 for the six months ended December 31, 2021, which shows a $105,367 or 34% decrease by comparing with the same period of last fiscal year. The decrease in gross profit was mainly due to the decrease delivery of services related to the 5G SMS service platform in 2022.

Gross margin is 12.9% for the six months ended December 31, 2022 compared to 3.2% for the six months ended December 31, 2021. The increase in gross margin was mainly due to our decrease of 5G SMS business that has lower profit margin during six months ended December 31, 2022. In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales The improvement of gross profit margin shows that the company’s measures to improve gross profit margin are gradually showing effect 1) costs will be reduced by economic of scale over a larger number of customers basis and the increase of production 2) by adopting differentiation strategy, growing brand recognition and customer loyalty will strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the fourth quarter of 2022), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin. The company will continue to increase the share of high gross profit products in the sales while expanding the revenue, so as to further improve the gross profit rate on the basis of the existing, and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $422,779 and $386,991 for the six months ended December 31, 2022 and 2021, respectively, representing an increase of $35,788 or 9%. The increase was mainly due to the increase in payroll expense of salespersons by $33,350 and increased meal and entertainment fee by $2,600.

Currently, we are focusing on developing products and software to assist digital city in addressing safety issues and public health issues, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $412,390 and $719,571 during the six months ended December 31, 2022 and 2021, respectively, which shows a $307,181 or 43% decrease by comparing with the same period of 2021.

Research and development expenses of $412,390 and intangible assets increased by $1,985 for six months ended December 31, 2022. The company’s research and develop results include but are not limited to the following:

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

Building on Datasea’s advanced acoustic intelligence technology, the Company developed five models under the brand “Hailijia,” including products meant for in-vehicle sterilization and deodorization, restroom sterilization and deodorization, air disinfection, and air disinfection and sterilization meant for locations such as hospitals, airports, logistics warehouses, cold chain transportation, and home care.

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

General and administration expenses decreased $417,544, or 16% from $2,618,280 during the six months ended December 31, 2021 to $2,200,736 during the six months ended December 31, 2022. The decrease was mainly attributed to the decrease in service fees by $549,420 which was partly offset by increase in auto expenses by $44,490, increase in amortization expense of intangible assets by $47,400 and other G&A expenses by $39,990.

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

Non-operating Income (Expenses), net

Non-operating expense was $13,646 for the six months ended December 31, 2022, consisting mainly of interest income of $145 and other expense of $13,791. For the six months ended December 31, 2021, we had interest income $32,893 and other income $5,247.

Net Loss

We generated net losses of $2,628,313 and $3,118,527 for the six months ended December 31, 2022 and 2021, respectively, which shows a $490,214 or 16% decrease by comparing with the same period of 2021. The decrease in net loss was mainly due to the decrease in operating expenses which was partly offset by decreased gross profit as explained above.

Comparison of the three months ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended December 31, 2022 and 2021, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2022	% of Revenues	2021	% of Revenues
Revenues	$425,710		$8,979,479
Cost of revenues	371,380	87%	8,733,180	97%
Gross profit	54,330	13%	246,299	3%
Selling expenses	129,715	30%	156,192	2%
Research and development	149,058	35%	432,355	5%
General and administrative expenses	1,150,291	270%	1,498,809	16%
Total operating expenses	1,429,064	335%	2,087,356	23%
Loss from operations	(1,374,734)	(322)%	(1,841,057)	(21)%
Non-operating income (expense), net	(36,351)	(9)%	17,583	0.2%
Loss before income taxes	(1,411,085)	(331)%	(1,823,474)	(21)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,411,085)	(331)%	(1,823,474)	(21)%
Less: income (loss) attributable to noncontrolling interest	(120,095)	(28)%	(146,181)	(2)%
Net loss to the Company	$(1,290,990)	(303)%	(1,677,293)	(19)%

Revenues

We had revenues of $425,710 and $8,979,479 for the three months ended December 31, 2022 and 2021, respectively, which shows a $8,553,769 or 95% decrease by comparing with the same period of 2021. The decrease in revenues was mainly due to during the global COVID-19 pandemic situation the reduced demand for 5G SMS business in China, decrease of the 5G SMS business which has low gross profit margin, and the Company’s focus on developing the customers who have the ability to make prepayment for 5G SMS.

Cost of Revenues

We recorded $371,380 and $8,733,180 cost of revenues for the three months ended December 31, 2022 and 2021, respectively, which shows a $8,361,800 or 96% decrease by comparing with the same period of 2021. For the three months ended December 31, 2022 and 2021, cost of revenues was mainly the 5G SMS service platform fees to suppliers. The decrease in cost of revenues was due mainly to the decrease of sales of 5G SMS service in 2022.

Gross Profit

Gross profit for the three months ended December 31, 2022 was $54,330 compared to $246,299 for the three months ended December 31, 2021, which shows a $191,969 or 78% decrease by comparing with the same period of last fiscal year. The decrease in gross profit was mainly due to the decreased delivery of services related to the 5G SMS service platform in 2022.

Gross margin is 12.8% for the three months ended December 31, 2022 compared to 3.0% for the three months ended December 31, 2021. The increase in gross margin was mainly due to decreased low profit margin business of 5G SMS. In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales The improvement of gross profit margin shows that the company’s measures to improve gross profit margin are gradually showing effect 1) costs will be reduced by economic of scale over a larger number of customers basis and the increase of production 2) by adopting differentiation strategy, growing brand recognition and customer loyalty will strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the fourth quarter of 2023), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin. The company will continue to increase the share of high gross profit products in the sales while as the COVID-19 epidemic gradually eases expanding the revenue, so as to further improve the gross profit rate on the basis of the existing, and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $129,715 and $156,192 for the three months ended December 31, 2022 and 2021, respectively, representing an decrease of $26,477 or 17%. The decrease was mainly due to the decrease in payroll expense of salespersons by $30,050, which was partly offset by decreased meal and entertainment fee by $3,700.

Currently, we are focusing on developing products and software to assist digital city in addressing safety issues and public health issues, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. The investment in R&D is gradually regional precise. We incurred R&D expenses of $149,058 and $432,355 during the three months ended December 31, 2022 and 2021, respectively, which shows a $283,297 or 66% decrease by comparing with the same period of 2021.

Research and development expenses of $149,058 for three months ended December 31, 2022. The company’s research and develop results include but are not limited to the following:

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

Building on Datasea’s advanced acoustic intelligence technology, the Company developed five models under the brand “Hailijia,” including products meant for in-vehicle sterilization and deodorization, restroom sterilization and deodorization, air disinfection, and air disinfection and sterilization meant for locations such as hospitals, airports, logistics warehouses, cold chain transportation, and home care.

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

General and administration expenses decreased $348,518, or 23% from $1,498,809 during the three months ended December 31, 2021 to $1,150,291 during the three months ended December 31, 2022. The decrease was mainly attributed to the decrease in inefficiency service fees by $458,360 which was partly offset by increase in office leaseholder improvement fee by $18,360, increased auto expenses by $19,800 and other G&A expenses by $24,570.

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

Non-operating Income (Expenses), net

Non-operating expense was $36,351 for the three months ended December 31, 2022, consisting mainly of interest income of $46 and other expense of $36,397. For the three months ended December 31, 2021, we had interest income $12,359 and other income $5,224.

Net Loss

We generated net losses of $1,290,990 and $1,677,293 for the three months ended December 31, 2022 and 2021, respectively, which shows a $386,303 or 23% decrease by comparing with the same period of 2021. The decrease in net loss was mainly due to the decrease in operating expenses during the process of adjusting the business structure which was partly offset by decreased gross profit and decreased other income as explained above.

Accounts receivable

The operating revenue of the six months ended December 31, 2022 was $1,590,015, the balance of accounts receivable was $388,316, and the turnover rate of accounts receivable was 491%. In the same period last year, the operating revenue was $9,650,609, the accounts receivable balance was $5,223,231, and the accounts receivable turnover rate was 369%. Accounts receivable turnover rate increased 122%, and the Company’s fund use efficiency significantly improved. This year, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of December 31, 2022, we had working capital deficit of $2,796,249 or a current ratio of 0.32:1. Our current assets were $1,325,151. As of June 30, 2022, we had a working capital deficit of $867,774 or a current ratio of 0.59:1. Our current assets were $1,256,801.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2022 and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(1,766,490)	$(3,824,622)
Net cash used in investing activities	$(33,025)	$(284,124)
Net cash provided by financing activities	$1,683,208	$6,237,354

Cash Flow from Operating Activities

Net cash used in operating activities was $1,766,490 during the six months ended December 31, 2022, compared to net cash used in operating activities of $3,824,622 during the six months ended December 31, 2021, a decrease in cash outflow of $2,058,132. The decrease in cash outflow was mainly due to increased cash inflow on accounts receivable by $5,036,812, increased cash inflow on prepaid expenses and other current assets by $1,119,448, and decreased net loss by $531,776, which was partly offset by decreased cash inflow on accounts payable by $4,368,477, and decreased cash inflow on unearned revenue by $220,040.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $33,025 for the six months ended December 31, 2022, which consists of cash paid for the acquisition of office furniture and equipment of $2,276, cash paid for acquisition and development of software systems of $1,985, and long-term investment into high-tech companies of $28,764. Net cash used in investing activities totaled $284,124 for the six months ended December 31, 2021, which consists of cash paid for the acquisition of office furniture and equipment of $23,787, cash paid for acquisition of intangible assets of $198,151, and long-term investment into high-tech companies of $62,186.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,683,208 during the six months ended December 31, 2022, which was the net proceeds of loans payable of $1,684,595, but partly offset by a decrease in due to related parties of $1,387. Net cash provided by financing activities was $6,237,354 during the six months ended December 31, 2021, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796 and proceeds from capital contribution from a major shareholder of $62,186, but offset by decrease in due to related parties of $13,391, and repayment of loans payable of $1,493,237.

As of December 31 2022, the total liabilities of Datasea is $4,289,784, which shows a 98.97% increase from previous period. The increase of liability is due to increased loan payable by $1,678,837 and increased accounts payable by $430,879.

Cash inflows generated from financing activities for the six months ended December 31, 2022 were $1,683,208, compared to $6,237,354 in the same period last year. Although this year’s net cash inflows is 73% lower than last year’s net cash inflows from financing activities, this is entirely due to the company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Going forward

Datasea has now become a leading entity in the industry of digital economy. The company expects to reach the domestic first-class and international leading level in technological innovation, personnel training, ecological construction, social responsibility, ESG and other aspects, and provide cutting-edge ARTIFICIAL intelligence, especially sound intelligent products and services, so as to better build a digital world. To achieve this goal, the company’s management plans to develop, among other things, the following strategies.

5G Messaging Business

1. Since the birth of 5G, the industry has been looking for killer applications of 5G. From the current exploration situation, 5G messaging is highly expected. 5G messaging have the characteristics of rich media, high accessibility and lightweight. For individual users, 5G messaging provides point-to-point messaging and group chat services, and supports text, pictures, audio and video and other forms. Users can send and receive 5G messaging without downloading APP and adding friends; For industry users, 5G messaging can realize "message as a service", and support users to directly pay and recharge, order tickets, query logistics, and place delivery orders in the message window. With rich multimedia message delivery capabilities and high-speed service promotion capabilities, 5G messaging provide huge exploration space for the industry. Especially for many "waist enterprises" and small and medium-sized enterprises, 5G messaging provide a fair and fast user access channel, opening up unlimited space and possibilities.

In view of the significance of 5G news, the company participated in the preparation of the 5G Communication Development Report (i. e., the White Paper of 5G news Development) jointly issued by China Academy of Information and Communication Technology and China Communication Enterprise Association in 2022, which laid the foundation for the future development of the 5G communication industry.

2. 5G messaging enterprise application has a huge market volume, and is expected to create a new message distribution mode _ The 5G media news story has emerged.5G messaging will further realize the service distribution of micro-scenarios,The 5G news will also be a new driving force for the digital economy which is a great opportunity for the company's future development.

3. 5G messaging is a new opportunity for global competition.

At present, the development of 5G business is being promoted all over the world and has risen to the height of national development strategy. As one of the fastest and most popular applications of 5G, 5G messaging will participate in global cooperation and competition.

Faced with the huge market scale of 5G messaging enterprise applications, several seas are positioned as the leader of the cloud communication industry, the linker of industrial ecology, and the innovator of traffic management. They will fully invest in and continue to innovate, integrate more closely with upstream and downstream enterprises in the industry, and create greater commercial value.

Acoustic Intelligence Business

1. Datasea is committed to promoting the transformative acoustic technology and its applications to China and the world

2. In 2022, the company continues to carry out the research and development activities of acoustic intelligent products, processes, new materials and other technologies, with 7 patents and 19 soft ones, injecting new impetus into the development of the enterprise; the company continues to strengthen cost control, improve the company's anti-risk ability and comprehensive management level. In the future, the company will lay out the research and development of acoustic products and new technologies in advance, look for new development opportunities in the industry, and inject new impetus into the long-term and stable development of the company.

Digital Smart City Business

Company will further to increase technical transformation, merger and integration investment, greatly improve the related business industry technology level and scale, and to emerging industries actively foster new economic growth, to promote the whole company to achieve further new development, for the company into "advanced technology, good quality, green environmental protection" is famous for the international first-class, domestic top digital wisdom city service provide

Fund demand and use plan

The company is in a rapid development stage and has a large capital demand in terms of equipment upgrading and capacity expansion. The company has a good credit standing in the bank and can get strong support from the bank in time. In 2023, the company will combine its own development situation and development strategy, and make reasonable use of various ways to raise funds for the company's development.

Risks faced by the company and countermeasures

Innovation investment risk of 5G news and smart city products _ Although the company has independent research and development and technological innovation strength, the 5G messaging business of Shuhai is still in the early stage of growth. If the company cannot accurately judge the market development trend, or cannot continue to update the 5G body messaging products with market competitiveness, the company's competitive advantage will be weakened, and the company's profitability growth will be lower than expected. In this regard, the company has established a technical innovation system with the RESEARCH and development institute as the main carrier, adjusted the business direction, strengthened the construction of the existing team, introduced high-end talents, and improved the management level of the R & D innovation system. At the same time, an active and effective research and development incentive mechanism should be implemented to improve the work enthusiasm, initiative and creativity of r & d technical personnel, so as to improve the efficiency of product research and development and improve the quality and reliability of products.

Risks faced by the company and countermeasures

The risk of new product market development The company is optimistic about the acoustic product business for the long time, and the establishment of service business is one of the important strategic deployments of the company. In order to quickly seize the market, for 5G acoustic new business companies need to invest more capital, technology, human resources and other resources to rapidly expand the market share. If the company's marketing strategy and expansion plan cannot well adapt to and guide customer needs, the market development may not meet the expectations. Risks faced by the company and countermeasures.

Recent Events

On December 9, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until June 7, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the MVLS Requirement.

The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS Requirement.

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

Training plan

The company attaches great importance to employee training. The Human Resources Department, in combination with the enterprise development strategy, job requirements, corporate culture and personal career development path, analyzes and studies the training needs together with various business departments, makes full use of internal lecturer resources, and at the same time makes use of third-party external resources to develop targeted and highly professional training plans, including but not limited to: corporate culture, job operation skills, professional technology Operation and management. During the reporting period, all departments strictly implemented the training plan formulated at the beginning of the year, and timely carried out special training according to the problems or difficulties encountered in the work process. Through training, the overall professional quality and professional skills of employees have been improved, achieving a win-win situation of their own professional ability and the sustainable development of the company_

In 2023, the company will continue to strengthen the training & development of employees focus on:

1、 For the training of new employees: In 2022, for the new employees who have joined the company, a total of nine new employee training sessions will be carried out throughout the year, aiming to let the new employees understand the company’s culture, rules and regulations and product knowledge, so that they can quickly integrate into the company_

2、 Business side training: carry out typical business development stages to provide reference and replicable ideas for business development_

3、 Continuously strengthen the skill training of on-the-job employees: various front-end and functional units have carried out various skill training for many times to continuously improve the competency of employees_

4、 Build a learning map of key marketing positions: analyze the responsibilities of key account managers, sales directors and regional leaders at three levels, build and complete the learning map of three positions, and provide basis for the follow-up training of marketing positions.

We expect to further implement all measures in the fiscal year ending June 30, 2023. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: February 13, 2023	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President Chief Executive Officer (principal executive officer)

Date: February 13, 2023	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)