Form 10-Q
period 2023-03-31
DATASEA INC.
filed 2023-05-15
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12 , 2023, 25,601,233 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2023 (UNAUDITED)	JUNE 30, 2022

ASSETS
CURRENT ASSETS
Cash	$43,155	$164,217
Accounts receivable	975,020	259,410
Inventory, net	251,422	211,353
Value-added tax prepayment	82,922	46,509
Prepaid expenses and other current assets	363,464	575,312
Right-of-use assets, net	201,885	-
Total current assets	1,917,868	1,256,801

NONCURRENT ASSETS
Security deposit for rents	-	17,181
Long-term investment	58,210	29,800
Property and equipment, net	96,711	187,831
Intangible assets, net	1,310,936	1,741,791
Right-of-use assets, net	-	522,273
Total noncurrent assets	1,465,857	2,498,876

TOTAL ASSETS	$3,383,725	$3,755,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,224,011	$197,573
Unearned revenue	96,364	289,888
Accrued expenses and other payables	1,636,732	994,884
Due to related party	654,612	102,331
Loan payables - current	1,641,066	81,950
Operating lease liabilities	239,404	457,949
Total current liabilities	5,492,189	2,124,575

NONCURRENT LIABILITIES
Operating lease liabilities	-	31,470
Loan payables - non-current	143,552	-
Total noncurrent liabilities	143,552	31,470

TOTAL LIABILITIES	5,635,741	2,156,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 24,324,633 shares issued and outstanding as of March 31, 2023 and June 30, 2022 , respectively	24,325	24,325
Additional paid-in capital	20,076,795	20,729,559
Accumulated comprehensive income	214,038	283,587
Accumulated deficit	(22,507,038)	(18,583,566)
TOTAL COMPANY STOCKHOLDERS’ EQUITY （DEFICIT)	(2,191,880)	2,453,905

Noncontrolling interest	(60,136)	(854,273)

TOTAL EQUITY (DEFICIT)	(2,252,016)	1,599,632

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,383,725	$3,755,677

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED DECEMBER 31,
	2023	2022	2022	2021

Revenues	$3,377,692	$16,294,147	$1,787,677	$6,643,538
Cost of goods sold	3,076,637	15,395,849	1,691,149	6,055,134

Gross profit	301,055	898,298	96,528	588,404

Operating expenses
Selling	552,369	612,253	129,590	225,262
General and administrative	3,168,143	3,990,789	967,407	1,372,509
Research and development	718,590	968,403	306,200	248,832

Total operating expenses	4,439,102	5,571,445	1,403,197	1,846,603

Loss from operations	(4,138,047)	(4,673,147)	(1,306,669)	(1,258,199)

Non-operating income (expenses)
Other income (expense)	(4,223)	12,917	9,568	7,670
Interest income	181	37,730	36	4,837

Total non-operating income (expenses), net	(4,042)	50,647	9,604	12,507

Loss before income tax	(4,142,089)	(4,622,500)	(1,297,065)	(1,245,692)

Income tax	8	-	-	-

Loss before noncontrolling interest	(4,142,097)	(4,622,500)	(1,297,065)	(1,245,692)

Less: (loss) income attributable to noncontrolling interest	(218,625)	(226,561)	(1,906)	31,720

Net loss to the Company	(3,923,472)	(4,395,939)	(1,295,159)	(1,277,412)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(69,549)	89,911	(20,782)	19,919
Foreign currency translation gain (loss) attributable to noncontrolling interest	30,748	2,076	2,012	(218)

Comprehensive loss attributable to the Company	$(3,993,021)	$(4,306,028)	$(1,315,941)	$(1,257,493)

Comprehensive (loss) income attributable to noncontrolling interest	$(187,877)	$(224,485)	$106	$31,502

Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.05)	$(0.05)

Weighted average shares used for computing basic and diluted loss per share	24,324,633	23,837,047	24,324,633	24,244,130

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

NINE AND THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

					Accumulated
			Additional		other
	Common Stock		paid-in	Accumulated	comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2022	24,324,633	$24,325	$20,729,559	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss for the period	-	-	-	(1,337,323)	-	(1,337,323)	(96,624)

Stock compensation expense	-	-	116,250	-	-	116,250	-

Foreign currency translation gain (loss)	-	-	-	-	12,338	12,338	(3,690)

Balance at September 30, 2022	24,324,633	24,325	20,845,809	(19,920,889)	295,925	1,245,170	(954,587)

Net loss for the period	-	-	-	(1,290,990)	-	(1,290,990)	(120,095)

Stock compensation expense	-	-	117,000	-	-	117,000	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation loss (gain)	-	-	-	-	(61,105)	(61,105)	32,426

Balance at December 31, 2022	24,324,633	24,325	19,980,795	(21,211,879)	234,820	(971,939)	(60,242)

Net loss for the period	-	-	-	(1,295,159)	-	(1,295,159)	(1,906)

Stock compensation expense	-	-	96,000	-	-	96,000	-

Foreign currency translation (loss) gain	-	-	-	-	(20,782)	(20,782)	2,012

Balance at March 31, 2023	24,324,633	$24,325	$20,076,795	$(22,507,038)	$214,038	$(2,191,880)	$(60,136)

Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss for the period	-	-	-	(1,441,234)	-	(1,441,234)	(112,100)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	7,681,796	-

Shares issued for stock compensation expense	5,262	5	164,245	-	-	164,250	-

Foreign currency translation loss	-	-	-	-	(4,697)	(4,697)	(254)

Balance at September 30, 2021	23,916,304	23,916	19,930,392	(13,503,092)	268,553	6,719,769	(354,297)

Net loss for the period	-	-	-	(1,677,293)	-	(1,677,293)	(146,181)

Stock compensation expense	160,714	161	130,339	-	-	130,500	-

Foreign currency translation gain	-	-	-	-	74,689	74,689	2,548

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	62,802	-

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	259,023	-

Balance at December 31, 2021	24,244,130	24,244	20,382,389	(15,180,385)	343,242	5,569,490	(497,930)

Net loss for the period	-	-	-	(1,277,412)	-	(1,277,412)	31,720

Stock compensation expense	-	-	220,500	-	-	220,500	-

Foreign currency translation gain (loss)	-	-	-	-	19,919	19,919	(218)

Balance at March 31, 2022	24,244,130	$24,244	$20,602,889	$(16,457,797)	$363,161	$4,532,497	$(466,428)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31
	2023	2022

Cash flows from operating activities:
Loss including noncontrolling interest	$(4,142,097)	$(4,622,500)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss (gain) on disposal on fixed assets	(7)	679
Depreciation and amortization	532,272	412,771
Bad debt expense(reversal)	(21,679)	287,214
Operating lease expense	495,160	654,029
Stock compensation expense	329,250	515,250
Changes in assets and liabilities:
Accounts receivable	(716,695)	(5,469,460)
Inventory	(44,690)	(49,239)
Value-added tax prepayment	(37,239)	107,320
Prepaid expenses and other current assets	200,625	(262,428)
Accounts payable	1,021,759	4,655,575
Unearned revenue	(185,477)	87,041
Accrued expenses and other payables	666,482	179,998
Payment on operating lease liabilities	(426,033)	(712,738)

Net cash used in operating activities	(2,328,369)	(4,216,488)

Cash flows from investing activities:
Acquisition of property and equipment	(2,168)	(32,188)
Cash received from disposal of fixed assets	694	-
Acquisition of intangible assets	(2,335)	(402,118)
Long-term investment	(28,905)	(62,438)

Net cash used in investing activities	(32,714)	(496,744)

Cash flows from financing activities:
Due to related parties	551,072	(40,760)
Proceeds (repayment) of loan payables	1,692,853	(1,499,291)
Proceeds from capital contribution from a major shareholder	-	62,438
Net proceeds from issuance of common stock	-	7,681,796

Net cash provided by financing activities	2,243,925	6,204,183

Effect of exchange rate changes on cash	(3,904)	88,123

Net increase (decrease) in cash	(121,062)	1,579,074

Cash, beginning of period	164,217	49,676

Cash, end of period	$43,155	$1,628,750

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash operating, investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$173,455	$-
Transfer of prepaid software development expenditure to intangible assets	$-	$50,000
Shares issued for accrued bonus to officers	$-	$259,023

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 (UNAUDITED) AND JUNE 30, 2022

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

On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G message technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun. On December 20, 2022, Guohao Century acquired a 30% ownership interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). After the transaction, Guohao Century owns 81% of Zhangxun, and Zhangqi owns 19% of Hangzhou Zhangxun; On February 15, 2023, Guohao Century acquired a 9% ownership interests of Zhangxun from the Zhangqi at the price of $130,434 (RMB 900,000). After the transaction, Guohao Century owns 90% of Zhangxun, and Zhangqi owns 10% of Hangzhou Zhangxun; as a result, Guohao Century ultimately owns 99.9 % of Zhangxun.

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

Facing challenges that are also opportunities, the needs for air sterilization has likely become a permanent way of life for many and will likely continue into common. Datasea has developed five models Air Sterilizers under its in-house advanced acoustic intelligence technology, to target public and private application scenarios such as hospitals, airport, logistic warehouse, cold chain transportation and home care. In 3rd December 2022, the Company unveiled national Hailijia air sterilizer product campaign with an online event and offline product showcases in various cities in China, with more than 50 institutions specializing in trade and distribution from China, Southeast Asia, and the Middle East participated. During the product campaign, Datasea has entered into several marketing and distribution agreements(total amount is approximately $20 Million) in order to expand the business and reach to customers and sell certain Hailijia air sterilizers and purifiers in China.

Currently, after the rapid outbreak of COVID-19 pandemic in China at end of 2023 and earlier 2023, China’s epidemic related control policies have been completely abolished, and retaliatory consumption generated after three years of continuous control and relaxation, but does not include epidemic related products; In addition, the market generally believes that effective antibodies will be available within 6 months after infection, so there may be a phased decline in demand for disinfection products before the possible resurgence of the COVID-19 pandemic in the future and may had a material impact on the Company’s quarterly earnings. However, in the post epidemic era, in the face of the recurrence of COVID-19 and the prevalence of H1N1 influenza in China, the needs for air sterilization and less contact have likely become a permanent way of life for many and may lead to a rebound in demand for new disinfection and sterilization equipment;

In addition, the company actively prepares for the overseas export of disinfection and sterilization equipment to expand the global market. Despite the headwinds of the previous quarter, Datasea’s recent business developments indicate the Company’s resiliency and progress in general business developments, contract acquisitions, product upgrades, marketing efforts, and industry recognition. The company will soon launch non-contact ultrasonic beauty instruments to meet more home care needs.

We currently believe that our financial situation will be benefited us through the new products and rising demands. However, in the event that the demands continues on for a longer period of time, we may need to raise capital to accompany the business development in the future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2023 and 2022, the Company had a net loss of approximately $3.92 million and $4.40 million, respectively. For the three months ended March 31, 2023 and 2022, the Company had a net loss of approximately $1.30 million and $1.28 million, respectively. The Company had an accumulated deficit of approximately $22.51 million as of March 31, 2023, and negative cash flow from operating activities of approximately $2.33 million and $4.22 million for the nine months ended March 31, 2023 and 2022, respectively. The historical operating results including recurring losses from operations which raise doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 99.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 90% ownership from Guohao Century and 10% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary - Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of the date of this report.

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

As of this report date, there was no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of March 31, 2023 and June 30, 2022, and for the nine and three months ended March 31, 2023 and 2022, respectively.

	March 31, 2023	June 30, 2022
Cash	$28,367	$135,734
Accounts receivable	975,020	259,410
Inventory	259,700	206,167
Other current assets	264,384	502,255
Total current assets	1,527,471	1,103,566
Property and equipment, net	50,783	93,469
Intangible asset, net	788,720	936,421
Right-of-use asset, net	-	127,285
Other non-current assets	58,210	29,800
Total non-current assets	897,713	1,186,975
Total assets	$2,425,184	$2,290,541

Accounts payable	$929,987	$35,669
Accrued liabilities and other payables	1,780,643	1,190,564
Lease liability	-	43,713
Loans payable	1,560,885	81,950
Other current liabilities	95,884	359,543
Total current liabilities	4,367,399	1,711,439
Loan payable- noncurrent	223,732	-
Total non-current liabilities	223,732	-
Total liabilities	$4,591,131	$1,711,439

	For the Nine Months Ended March 31, 2023	For the Nine Months Ended March 31, 2022
Revenues	$3,377,692	$16,294,147
Gross profit	$301,054	$3,490,824
Net income (loss)	$(2,477,321)	$47,729

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenues	$1,787,677	$6,643,538
Gross profit	$96,527	$2,917,639
Net income (loss)	$(567,490)	$777,532

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2023 and June 30, 2022, the Company has no such contingencies.

CASH

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less.

ACCOUNTS RECEIVABLE

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2023 and June 30, 2022, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $55,642 and $56,971 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of March 31, 2023 and June 30, 2022, respectively.

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

FAIR VALUE (“FV”) OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s short-term financial instruments, such as cash, accounts receivable, prepaid expenses, accounts payable, unearned revenue, accrued expenses and other payables approximates their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of March 31,2023 and June 30, 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the nine and three months ended March 31, 2023 and 2022, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31 2023 and June 30, 2022.

Operating leases are included in operating lease ROU and operating lease liabilities (current and non-current), on the consolidated balance sheets. As of March 31, 2023, the net ROU was $201,885 for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing. As of March 31, 2023, total operating lease liabilities were $239,404, which was for the operating leases of the Company’s offices in various cities of China and senior officers’ dormitory in Beijing.

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

The following table shows the Company’s revenue by revenue sources:

	For the Nine Months Ended March 31, 2023	For the Three Months Ended March 31, 2023
5G Messaging	$2,992,189	$1,545,758
5G messaging	2,063,376	627,490
Aggregate messaging platform	10,545	-
Cloud platform construction cooperation project	918,268	918,268
Acoustic Intelligence Business	216,354	115,470
Ultrasonic Sound Air Disinfection Equipment	93,921	8,760
Other	122,433	106,710
Smart City business	169,149	126,449
Smart community	39,953	-
Smart community broadcasting system	122,913	126,449
Smart agriculture	6,282	-

Total revenue	$3,377,692	$1,787,677

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

All of the Company’s customers are in the PRC and all revenues for the nine and three months ended March 31, 2023 and 2022 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of March 31, 2023, the Company had no unrecognized tax positions and no charges during the nine and three months ended March 31, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

As of March 31, 2023, Zhangxun was 0.19% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, and Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 30.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, Guozhong Haoze was 0.091% owned by noncontrolling interest. During the nine months ended March 31, 2023 and 2022, the Company had loss of $218,625 and $226,561 attributable to the noncontrolling interest, respectively.  During the three months ended March 31, 2023 and 2022, the Company had loss of $1,906 and income of $31,720 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $32,165 and $153,607 as of March 31, 2023 and June 30, 2022, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of March 31, 2023, cash of $10,184 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of March 31, 2023, the cash balance of $806 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

The accounts of the Company’s Chinese entities are maintained in RMB and the accounts of the U.S. parent company are maintained in United States dollar (“USD”). The financial statements of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	March 31,	March 31,	June 30,
	2023	2022	2022
Period-end date USD: RMB exchange rate	6.8717	6.3482	6.7114
Average USD for the reporting period: RMB exchange rate	6.9193	6.4064	6.4571

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended March 31, 2023 and 2022, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 warrants were anti-dilutive and was therefore excluded from EPS for each of the nine and three months ended March 31, 2023 and 2022, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2023	June 30, 2022
Furniture and fixtures	$96,165	$113,113
Vehicle	509	522
Leasehold improvement	228,110	233,558
Office equipment	274,412	278,232
Subtotal	599,196	625,425
Less: accumulated depreciation	502,485	437,594
Total	$96,711	$187,831

Depreciation for the nine months ended March 31, 2023 and 2022 was $87,624 and $127,847, respectively.

Depreciation for the three months ended March 31, 2023 and 2022 was $15,955 and $41,506, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2023	June 30, 2022
Software registration or using right	$1,224,882	$1,226,671
Patent	15,276	15,640
Software and technology development costs	1,020,309	1,006,412
Value-added telecommunications business license	16,166	16,552
Subtotal	2,276,633	2,265,275
Less: Accumulated amortization	965,697	523,484
Total	$1,310,936	$1,741,791

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the nine months ended March 31, 2023 and 2022 was $444,648 and $284,924, respectively.

Amortization for the three months ended March 31, 2023 and 2022 was $148,701 and $137,720, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	June 30, 2022
Security deposit	$168,286	$255,325
Prepaid expenses	130,401	230,745
Other receivables – Heqin	513,701	548,321
Advance to third party individuals, no interest, payable upon demand	9,036	49,299
Others	55,741	39,943
Total	877,165	1,190,683
Less: allowance for other receivables – Heqin	513,701	548,321
Total	$363,464	$575,312

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of March 31, 2023, Guozhong Times had an outstanding receivable of RMB 3.53 million ($513,701) from Heqin and was recorded as other receivables. The Company would not charge Heqin any interest, except for two loans with RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date.

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

As of March 31, 2023 and June 30, 2022, Heqin made $21,829 and $0 repayment to the Company, and the Company made a bad debt allowance of $513,701 and $548,321 as of March 31, 2023 and June 30, 2022, respectively.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2023	June 30, 2022
Other payables	$323,672	$147,269
Due to third parties	175,495	117,531
Social security payable	383,127	425,700
Salary payable - employees	754,438	304,384
Total	$1,636,732	$994,884

Due to third parties were the short term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from bank

On December 24, 2022, Zhangxun entered a loan agreement with Tianjin Jincheng Bank Co., Ltd for the amount of $114,867 with a term of 24 months, the interest rate was 18.0% per annum to be paid every 21st of each month. For the nine and three months ended March 31, 2023, the Company made a repayment of $14,452 to this loan. For the nine and three months ended March 31, 2023, the Company recorded and paid $4,993 interest expense for this loan. As of March 31, 2022, $58,210 was recorded as current liabilities and $43,682 was recorded as non-current liabilities.

On December 21, 2022, Zhangxun entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of $84,740 with a term of 24 months, the interest rate was 17.1% per annum to be paid every 24th of each month. For the nine and three months ended March 31, 2023, the Company recorded and paid $3,646 interest expense for this loan. As of March 31, 2023, $49,077 was recorded as current liabilities and $36,808 was recorded as non-current liabilities.

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of $129,225 with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the nine and three months ended March 31, 2023, the Company recorded and paid $3,489 interest expense for this loan. As of March 31, 2023, $74,841 was recorded as current liabilities and $56,131 was recorded as non-current liabilities.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of $14,552 with a term of 24 months, the interest rate was 8.6832%. For the nine and three months ended March 31, 2023, the Company recorded and paid $181 interest expense for this loan. As of March 31, 2023, $7,622 was recorded as current liabilities and $6,929 was recorded as non-current liabilities.

Loan from an unrelated party

On April 24, 2022, the Company entered a loan agreement with an unrelated party for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a loan agreement with the same unrelated party for $789,177, the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for $642,779, the loan had no interest, and was required to be repaid any time before June 30, 2023. In addition, there is also other receivable of $0 and $67,050 from the same unrelated party as of March 31, 2023 and June 30, 2022, respectively, which was net off with loans payable. As of March 31, 2023 and June 30, 2022, the outstanding loan balance to the unrelated party was $1,451,315 and $81,950, respectively.

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

On October 1, 2020, the Company’s CEO entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s President for total rent of RMB 94,500 ($14,690). The lease was expired April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement covering this office location rental and another apartment rental (described above) with the Company’s President for an annual rent of RMB 235,710 ($35,120), the Company is required to pay the rent before April 30, 2023. As of the report date, the Company didn’t make any payment. The rental expense for the apartment and office was $25,549  and $19,036, respectively, for the nine months ended March 31 , 2023 and 2022. The rental expense for the apartment and office was $8,599  and $6,373, respectively, for the three months ended March 31, 2023 and 2022.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for three cars with the Company’s President for each car’s monthly rent of RMB 18,000 ($2,636); RMB 20,000 ($2,876) and RMB 32,000 ($4,686), respectively. The rental expense for those agreements was $91,050  and $25,287, respectively, for the nine months ended March 31, 2023 and 2022. The rental expense for those agreements was $26,005  and $9,755, respectively, for the three months ended March 31, 2023 and 2022.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance. The rental expense for this lease was $17,574 and $16,608 for the nine months ended March 31, 2023 and 2022, respectively. The rental expense for this lease was $4,458 and $7,117 for the three months ended March 31, 2023 and 2022, respectively.

Due to related parties

As of March 31, 2023 and June 30, 2022, the Company had due to related parties of $654,612 and $102,331, respectively, mainly was for the payable of an office leasing from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

Following is a summary of the activities of warrants for the period ended March 31, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2022	1,319,953	$4.60	1.63
Exercisable as of June 30, 2022	1,319,953	$4.60	1.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2023	1,319,953	$4.60	0.88
Exercisable as of March 31, 2023	1,319,953	$4.60	0.88

Shares to Independent Directors as Compensation

During the nine months ended March 31, 2023 and 2022, the Company recorded $13,500 and $15,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the three months ended March 31, 2023 and 2022, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month starting  from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the nine and three months ended March 31, 2023, the Company recorded $315,750 and $91,500 stock compensation expense to the Company’s CEO and one of the board members for the quarter. During the nine and three months ended March 31, 2022, the Company recorded the fair value of $485,250 and $210,000 stock compensation expense for the shares that are issued to the Company’s CEO and one of the board members for the quarter.

Shares to a Consultant as Compensation

On October 1, 2021, the Company entered into a one-year advisory agreement with a consultant for a monthly compensation of $3,000, payable on a quarterly basis by the issuance of the Company’s shares. The Company issued the consultant 9,740 shares of the Company’s common stock for the fair value of $15,000 during the year ended June 30, 2022. This one-year advisory agreement was terminated on February 28, 2022.

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of March 31, 2023 and June 30, 2022, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $2.29 million and $2.19 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of March 31, 2023 and June 30, 2022, the Company has approximately $16.39 million and $13.91 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of March 31, 2023 and June 30, 2022.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2023 and 2022:

	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.0)%	(2.7)%
Effect of PRC tax holiday	1.9%	(0.7)%
Valuation allowance	22.1%	24.4%

Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2023 and 2022:

	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.2)%	(2.1)%
Effect of PRC tax holiday	2.6%	2.2%
Valuation allowance	21.6%	20.9%

Effective tax rate	-%	-%

The Company’s net deferred tax assets as of March 31, 2023 and June 30, 2022 is as follows:

	March 31, 2023	June 30, 2022
Deferred tax asset
Net operating loss	$3,883,129	$3,220,526
R&D expense	123,750	123,750
Depreciation and amortization	98,255	82,406
Bad debt expense	127,542	142,479
Social security and insurance accrual	125,768	134,771
Inventory impairment	13,815	14,804
ROU, net of lease liabilities	(16,395)	4,792
Total	4,355,864	3,723,528
Less: valuation allowance	(4,355,864)	(3,723,528)
Net deferred tax asset	$-	$-

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

On August 28, 2019, the Company entered an operating lease for senior officers’ dormitory in Beijing. The lease has a term of two years with expiration on August 31, 2021, the monthly rent was RMB 14,500 ($2,045), payable every six months in advance. The lease was renewed for another year from September 1, 2021 to August 31, 2022 at a monthly rent of RMB 15,200 ($2,350), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company renewed this lease for six-month for a total rent of RMB 91,200 ($13,272), payable every three months in advance.

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Operating lease expense	$495,160	$654,029

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease expense	$123,289	$218,267

March 31, 2023
Right-of-use assets	$201,885
Lease liabilities - current	239,404
Lease liabilities - noncurrent	-
Weighted average remaining lease term	0.41 years
Weighted average discount rate	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2023:

12 Months Ending March 31,	Minimum Lease Payment
2023	$241,696
Total undiscounted cash flows	241,696
Less: imputed interest	(2,292)
Present value of lease liabilities	$239,404

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following major subsequent event need to be disclosed.

On April 25, 2023, Shuhai information entered a loan agreement with China Bank Co., Ltd for the amount of $435,118 with a term of 12 months with a preferential annual interest rate of 2.35%.

On April 5th, 2023, the Company issued 1,276,600 shares of the Company's common Stock to 21 individuals who are the Company's employees and consultants, the share issuance was approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 1,276,600 shares at issuance date was $1,515,324.20.

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

As of March 31, 2023, Shuhai Beijing and its subsidiaries own 29 Patents and 117 Software Copyrights in PRC. The newly updated status of Shuhai’s patents and software copyrights are as follows:

Patent

From July 1 2022 to March 31 2023, we obtained the following new patents and soft copyrights in PRC:

No.	Acceptance Number	Description	Publication Number
		Shuhai Jingwei
1	202221777917.9	Ultraviolet ultrasonic plasma disinfection equipment	ZL202221777917.9
2	202221781894.9	The handle used for sterilizing the device	202221781894.9
3	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	202210811431.0
		Acoustic Effect Technology
1	202230336646.2	Acoustic effect disinfection instrument Type Ⅰ (high-end version)	ZL202230336646.2
2	20220320646.3	Acoustic effect disinfection instrument Type Ⅰ (Universal)	ZL20220320646.3
3	202230336653.2	Intelligent acoustic effect handle type Ⅰ	ZL202230336653.2
4	202230336336.0	Acoustic effect disinfection man-machine coexistence instrument type Ⅰ	ZL202230336336.0
		Xunrui Techonolgy
1	202110163396.1	A new infrared temperature measuring device and method	ZL202110163396.1

Soft Copyrights owned by Shuhai Jingwei

1	Square intelligent acoustic early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358
2	Community medical center intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322366
3	Stadium intelligent acoustic early warning and identification system 1.0	Ruan Zhu Deng Zi No.10319630
4	Home intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322359
5	College intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322365
6	Apartment intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358
7	Shuhai Jingwei Smart Park Security Cloud Platform 1.0	Ruan Zhu Deng Zi No. 10688731
8	Shuhai Jingwei Smart Community Integrated Management Client Platform 1.0	Ruan Zhu Deng Zi No.10688733
9	Shuhai Jingwei SOP Management System 1.0	Ruan Zhu Deng Zi No.10688732
10	Shuhai Jingwei Message Platform 1.0	Ruan Zhu Deng Zi No.10688736
11	Shuhai Jingwei Digital Team Management System 1.0	Ruan Zhu Deng Zi No.10688737
12	Shuhai Jingwei Data Collection System 1.0	Ruan Zhu Deng Zi No.10688734
13	Shuhai Jingwei 5G message aggregation cloud platform 1.0	Ruan Zhu Deng Zi No.10688735
14	Variable frequency acoustic effect coronavirus feature disinfection and sterilization algorithm software V1.0	Ruan Zhu Deng Zi No.10688738
15	High frequency sound effect air coupling algorithm platform V1.0	Ruan Zhu Deng Zi No.10688740
16	High frequency sound effect air coupling and collaborative UV control algorithm software V1.0	Ruan Zhu Deng Zi No.10688739
2. Soft copyrights

Soft Copyrights owned by Shuhai Jingwei (under review)

1	Shuhai Jingwei CRM Platform 1.0	Acceptance No. : 2022R11L2068223
2	Shuhai Jingwei messaging marketing cloud platform 1.0	Acceptance No. : 2022R11L2070582
3	Shuhai Jingwei Data Asset management platform V1.0	Acceptance No. : 2022R11L2070760

Software Copyright Owned by Shuhai Beijing

No.	Certification	Certificate No.
1	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
2	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
3	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
4	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
5	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176478
6	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
7	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
8	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
9	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
10	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484

Software Copyrights owned by Acoustic Effect Technology

1	High frequency acoustic effect air coupling algorithm software V1.0	Softcopy Registration No. 9854777
2	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Softcopy Registration No. 9877299
3	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Softcopy Registration No. 9864534

Softcopy Rights owned by Xunrui Techonolgy

1	Xunruirong media information marketing platform	Softcopy Registration No. 10318231
2	Xunrui comprehensive online Office OA System	Softcopy Registration No. 10318229
3	Xunrui integrated security cloud platform	Softcopy Registration No. 10318227
4	Xunrui Smart Apartment management system	Softcopy Registration No. 10318271
5	Xunrui Aggregate payment and settlement system	Softcopy Registration No. 10318221
6	Xunrui AI intelligent algorithm analysis platform	Softcopy Registration No. 10318230
7	Xunrui intelligent acoustic recognition system	Softcopy Registration No. 10318269
8	Xunrui Intelligent Park management system	Softcopy Registration No. 10318270
9	Xunrui Wisdom Catering System	Softcopy Registration No. 10318268
10	Xunrui satellite remote sensing - Agricultural Management System	Softcopy Registration No. 10318228

The primary operational goals are with the company’s core digital technology as the benchmark and include the following:

1.	To provide best-in-class products and solutions in 5G messaging, acoustic intelligence, and smart city technology.

2.	Increase global sales of acoustic intelligent series hardware products represented by Hailijia Air Purifiers, and the company will soon launch non-contact ultrasonic beauty instruments to meet more home care needs.

3.	Maximize long-term sustainable growth of earnings and operating funds.

4.	Generate cash flows and returns to shareholders.

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

As a leading service provider in China’s 5G communication field, Datasea has several primary products and servicies targeting different customers and needs:

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

4.

“5G Top Up business.”.

Shuhai Zhangxun is a service provider and supplier of digital products, and the independently developed 5G message call fee traffic recharge supply platform can provide 5G message call fee traffic recharge services and management. This platform enables users to quickly recharge services, making Shuhai Zhangxun a supplier, operator, and contract content provider of high-quality digital products and services.

5.

5G messaging Digital Rural Economic Service Platform

The Datasea 5G messaging Digital Rural Economic Service Platform is an innovative digital tool that has been designed to meet the needs of county market entities in China. This platform utilizes 5G communication messages as the carrier and 5G communication message platforms as the basic capabilities, along with its own 5G communication message application platform, data analytics, AI capabilities, language model platforms, e-commerce platforms, and big data platforms.

The platform includes a 5G communication message operation platform, e-commerce service platform, payment settlement platform, and other products, which have been carefully integrated and extracted to provide commercial application products suitable for the development of county-level digital rural areas. By linking various digital systems through the platform, it achieves functionality under the premise of a unified ID and a service platform based on big data analysis.

The 5G messaging Digital Rural Economic Service Platform provides data support for local governments’ management decisions, while also offering county-level market entities with a full commercial ecosystem service tool based on 5G communication messages. Additionally, it provides local operational entities with market-oriented, market potential, and resource mobilization tools, thereby creating an environment that supports the needs of rural digitization.

The platform’s service users are primarily commercial entities within the county, such as planting enterprises, breeding enterprises, characteristic merchants, and small and medium-sized enterprises, as well as farmers with commercial needs who are focused on life promotion services.

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

There can be numerous real-world applications with acoustic-intelligence systems. As it aims to introduce this transformative technology and its applications to China and the world, Shuhai Beijing, together with Shuhai Jingwei and Shuhai acoustic Effect, combines artificial intelligence technology and acoustic technology to offer dynamic instead of static products, such as its Ultrasonic Sound Air Disinfection Equipment. Building on Datasea’s advanced acoustic intelligence technology, at present, the Company has developed five models under the brand “Hailijia” and pushed them to the market, including products meant for in-vehicle sterilization and deodorization, restroom sterilization and deodorization, air disinfection, and air disinfection and sterilization meant for locations such as hospitals, airports, logistics warehouses, cold chain transportation, and home care. Moreover, in response to market demand liberalization, during the reporting period, the company launched a new type of zero consumable bathroom dedicated “deodorization and sterilization treasure” product based on sound disinfection human-machine coexistence. It uses ultrasound to kill viruses and bacteria from the source, remove odors, and has a sterilization rate of over 99.9%, suitable for thousands of households and public places.

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

In addition, in response to more market demand, the company also developed ” Deep Sleep Treasure” and “non skin contact cosmetology instrument” products during the reporting period and plans to launch them on the market in the near future, actively expanding new products based on acoustic intelligence technology to meet segmented market demands, and continuously expanding the industry guidance of the product matrix.

Digital Smart City

Datasea’s digital smart city platform includes a smart campus, smart community, smart scenic area, and smart security solutions. The smart city is based on the Internet of Things, big data, and AI algorithm platforms and relies on the Datasea big data center, Internet of Things cloud platform, and artificial intelligence cloud platform to create various applications for multiple industries. Through the application of various scenarios in the city and in-depth integration of informatization, multiple factors can be realized and improved, such as:

1.	Industrialization and urbanization

2.	Refined and dynamic management

3.	Effectiveness of urban management

4.	Improved quality of life of citizens

5.	Digital rural areas

Shuhai Beijing and its two subsidiaries, Guozhong Haoze (Beijing) Technology Ltd. (“Guozhong Haoze”) and Heilongjiang Xunrui Technology Co., Ltd (“Xunrui Technology),” are hereafter referred to as the “SCB Operating Entities” as they mainly and collectively focus on the Smart City Business.

Recent Developments

COVID-19 ’s Business Impacts

Datasea’s management acknowledges that the normalization of the COVID-19 pandemic and the impact it has had on the demand for disinfection and sterilization equipment. As China’s epidemic-related control policies have been gradually lifted, and effective antibodies are becoming more widely available, we are seeing a phased decline in demand for disinfection products.

Despite this, the market will experience a resurgence in demand for new disinfection and sterilization equipment, especially as a new wave of epidemics is expected to hit China in June 2023. We are actively preparing for this eventuality and are also exploring opportunities to expand our global market by exporting our disinfection and sterilization equipment overseas.

It is imperative to highlight that the market’s dynamic landscape, characterized by fluctuations and variations, has exerted a substantial influence on our quarterly earnings. Nevertheless, our organization has demonstrated adaptability and resilience in the face of these challenging market conditions. We have executed strategic business initiatives, encompassing contract acquisitions, product enhancements, targeted marketing campaigns, and garnering industry recognition, all of which reflect our commitment to continuous growth and development.

In our business analysis, we have identified the prevailing trends and emerging opportunities in the market. As the world continues to adapt to the new normal brought about by the COVID-19 pandemic, we believe the demand for COVID air purifiers will not wane completely in the foreseeable future. The company will continue to optimize operational efficiencies and capitalize on market opportunities.

1. 5G Messaging

1.A. Business developments:

China’s 5G market is disrupting everything from autonomous vehicles to Internet-of-things (IoT) and cloud computing. Yet the wide acceptance of 5G applications across the country may be transforming messaging and business communications the most, especially with the acceleration of digitalization and intelligent construction in the Chinese business community. The growth of 5G in China has led to a rapid increase in the demand for smart-related systems and promotional services. Much of that is because of China’s 48.42+ million enterprises; over 99% are SMEs (small and medium-sized enterprises).

As a leading 5G RCS business solution provider in China, Datasea not only had many exciting business developments in the quarter through its core 5G MMCP, 5G IMMCP, and smart push products, but also increased its service delivery speed in the 5G recharge business field.

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

1.B. Contract developments:

On February 16, 2023, Hangzhou Shuhai Zhangxun Technology Co., Ltd. (“Shuhai Zhangxun”), a subsidiary of the Chinese operating company contractually controlled by the Company, has entered into a cooperation agreement with Hangzhou Chongda Technology Co., Ltd. (“Chongda”) to enhance 5G messaging recharge services in the Chinese market. Under the agreement, Chongda can purchase up to 1.1 million virtual recharge cards of various denominations for 5G messaging within 12 months commencing from February 16, 2023, with a maximum total value of approximately USD 29.81 million (RMB 205 million). Since the date of the agreement until the date of this announcement, Shuhai Zhangxun has provided end-users with 5G messaging recharge services worth approximately USD 0.85 million (RMB 5,821,427), demonstrating the Company’s unwavering commitment to the 5G messaging market in China.

Currently, the Company is continuing to expand its 5G services with multiple local telecommunication operators, such as Guangdong Mobile, Jiaxing and Ningbo Mobile.

1.C. Product upgrades:

To optimize the user experience, expand platform availability and streamline the payment process, the majority of Datasea’s recent product upgrades primarily focused on 5G IMMCP:

“5G Top Up business”.

Datasea is a service provider and supplier of digital products, and the independently developed 5G message call fee traffic recharge supply platform can provide 5G message call fee traffic recharge services and management. This platform enables users to quickly recharge services and manage, making Shuhai Zhangxun a supplier, operator, and contract content provider of high-quality digital products and services.

5G messaging Digital Rural Economic Service Platform

The 5G Messaging Digital Rural Economic Service Platform is a comprehensive solution that encompasses a 5G communication message operation platform, e-commerce service platform, payment settlement platform, and other cutting-edge products. Tailored to the unique requirements of rural digitization, this platform integrates and extracts commercial applications best suited for the development of digital rural areas at the county level.

The platform’s architecture consists of two primary business centers: the Business Center and the Data Center, which interconnect various functional modules through a centralized hub. The platform’s functionality is segmented into four key areas: Digital Platform for Rural Economy, Digital Platform for Rural Life, Digital Platform for Rural Governance, and Rural Infrastructure Platform. The Digital Platform for Rural Economy serves as the core function, while the other modules act as auxiliary components that support and enhance the overall rural infrastructure.

At the heart of this system lies the Natural Language Big Language Platform, which leverages artificial intelligence (AI) based on large language models to provide outstanding universality and generalization capabilities. These pre-trained models, having been exposed to vast amounts of data, offer exceptional adaptability and performance. Users can achieve leading results through zero-sample or small-sample learning based on these large language models.

The adoption of development paradigms such as “pre-training + fine-tuning” has streamlined the research and development process, significantly lowering the entry barrier for AI applications and facilitating the transition towards engineering applications. Shuhai Information’s AI platform forms the foundation for deeply customized support products, which find extensive applications in various scenarios, including search, recommendation, intelligent interaction, AIGC, production process transformation, and industrial efficiency improvement.

The 5G messaging Digital Rural Economic Service Platform is expected to complete the first phase of product acceptance and launch by the end of May 2023.

1.D. Industry recognition:

On March 10th, The company participated in the 2023 5G Information Working Group Council Unit Symposium. The institutions and enterprises participating in this meeting include industry regulatory departments and leading enterprises such as the Ministry of Industry and Information Technology of China, the China Communications Enterprise Association, and the three major operators. The theme of the meeting is to further promote the commercialization of 5G messages on a larger scale, accelerate the development of 5G message group standards, explore regional pilot construction and authorization service models, explore the use of “Blooming Cup” and “5G Message Joint Laboratory” to promote application implementation, and discuss the next step of work plans. Through the conference, the company further clarified the focus of its next 5G messaging work: it will focus on key industries, continue to promote the application of 5G messaging in the logistics and express delivery field, and deeply cultivate the digital countryside to create a 5G messaging industry application matrix, continue to carry out ecological promotion and layout, and conduct in-depth exploration of typical application scenarios for key industries and strategic customers, gradually incorporating mature technical services into the empowerment of 5G messaging in key areas, Promote the deep integration of 5G messaging and the industry, create service benchmarks, and lead the industry’s leapfrog development in terms of scenario solutions.

Customers, Sales and Distribution

We sell our 5G messaging products through our distributors and channel partners $2,992,189, typically account for the substantial majority of our sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 89% and 100% of our net revenue for this and last quarter, respectively.

2. Acoustic Intelligence

2.A. Business developments:

As the core platform of Shuhai Beijing’s Acoustic intelligence business, Shuhai Jingwei and Shuhai acoustic Effec devote themselves to the technological development, supply chain management, promotions, and sale and product design of smart products in significant fields such as healthcare, medicine and agriculture.

During the reporting period, it continued to develop its ultrasonic sterilization and antivirus products under the brand name Hailijia. Hailijia focuses specifically on air purification and has five different models focused on in-vehicle sterilization and deodorization, restroom sterilization and deodorization, and air disinfection and sterilization meant to respond to a wide range of market needs. In addition, the company also developed a new type of zero consumable bathroom dedicated “deodorization and sterilization treasure” product based on sound disinfection human-machine coexistence,as well as ” Deep Sleeping Treasure” and “non skin contact beauty” products during the reporting period and plans to launch them on the market in the near future, actively expanding new products based on acoustic intelligence technology to meet segmented market demands, and continuously expanding the industry guidance of the product matrix.

2.B. Contract developments:

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

2.C. Product updates:

Building on Datasea’s advanced acoustic intelligence technology, the Company has developed five models under the brand “Hailiji” a, including products meant for in-vehicle sterilization and deodorization, restroom sterilization and deodorization, air disinfection, and air disinfection and sterilization meant for locations such as hospitals, airports, logistics warehouses, cold chain transportation, and home care.

In response to market demand liberalization, during the reporting period, the company launched a new type of zero consumable bathroom dedicated “deodorization and sterilization treasure” product based on sound disinfection human-machine coexistence. It uses ultrasound to kill viruses and bacteria from the source, remove odors, and has a sterilization rate of over 99.9%, suitable for thouseholds and public places.

Product Features:

1、Night light

2、Acoustic bond

3、Human body induction

4、Ozone mode

5、Clock display

6、Ozone/timing key

7、Open key

The company also developed “Deep Sleeping Treasure” and “non skin contact beauty” products during the reporting period and plans to launch them on the market in the near future, actively expanding new products based on acoustic intelligence technology to meet segmented market demands, and continuously expanding the industry guidance of the product matrix.

The company is about to launch a beauty instrument product based on ultrasonic technology, such as the first generation of skin repair robots.. The technical principle is to use the standing wave field biological effects formed by ultrasound on the skin surface, which can promote skin penetration, sound and light synergy, accelerate molecular collision, and reduce inflammatory reactions, by using a robot to precisely manipulate the robotic arm, which can overlap biophysical effects, regenerate collagen white, and accelerate blood microcirculation, thereby achieving many effects such as accelerated wound repair, scar dissolution, fade of color spots, and pore reduction. The first-generation skin repair robot product is mainly used in various beauty salons and medical institutions, providing optimized beauty services for customers who do have a demand.

Product Features:

Ø	Using a purely physical and non-invasive approach to diagnose and repair damaged skin throughout the entire process

Ø	The innovative use of longitudinal wave synergy field of air ultrasound and the skin permeation promoting effect of standing surface waves accelerate the skin repair cycle

Ø	Archival management provides a guarantee for enterprises to establish customer private domain communities and accurately push iterative products in the later stage

Ø	The introduction of the robotic arm makes the treatment and repair methods highly technological, providing customers with a robot healing experience

Ø	The high-frequency vibration characteristics of ultrasound are fully reflected in the small particle size atomization method. The use of special consumables for atomization spraying can fully penetrate into the dermis of the skin, which can double the skin repair effect

Deep Sleeping Treasure:

The “Deep Sleep Treasure” uses the Magnetic Induction of Brain Rhythm (MIBR) technology, which is a low-frequency, weak intensity, and brain rhythm induction technique using ultrasound. By selectively optimizing and regulating the function of neuronal cells through the Magnetic Induction Wave Energy (MIBR), it creates a natural frequency magnetic field, similar to the Earth’s North and South Pole Energy Natural Magnetic Field (Schumann Wave), which balances the direction of current in the human body with the magnetic field lines of the Earth’s simulated magnetic field. Reduce the impact of high-frequency radio waves in the surrounding environment on the human body, improve brain health, alleviate anxiety and stress, gradually relax the body and brain, and slow down brain waves, as if in the natural environment of nature. By resonating with the frequency of the deep sleep treasure in the sea and the human body itself, the brain waves are induced to enter a deep sleep state, prolonging the duration of deep sleep and improving the quality of deep sleep.

Coverage during use: The coverage range of the Shuhai Deep Sleep Treasure magnetic field is the size of a bed for two people. Whether it rolls to the head or tail of the bed during sleep, it is within the most sensitive coverage range of 2x2 meters.

2.D. Customers, Sales and Distribution

Datasea sells acoustic intelligence products through our direct sales force and a select network of distributors and channel partners. Till this quarter, Datasea has 6 channel partners and 3 OEMs, typically account for the substantial majority of our sales. From the beginning of this quarter, we began to realize the sales of acoustic intelligent products – Hailijia series air Air purification and sterilizers. Sales to direct sales and distributors accounted for 18.58% and 81.42% of our net revenue of acoustic intelligence products achieved of $115,470 for this quarter, respectively. We believe aggregate sales to acoustic intelligence products, through all channels, accounted for approximately 6.46% of our total net revenue for this quarter.

3. Smart City business

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

In addition, the SCB Operating Entities established three major middle-end platforms that support modern digital smart city business: a big data platform, an IoT platform, and a digital twin. With this transformational technology, these entities intend to help construct China’s digital smart cities and provide a digital smart city application platform that meets the needs of residential communities, schools, commercial enterprises and Digital rural area.

Based on the company’s years of technical reserves and algorithm advantages in the field of vision, we aim to expand our industrial grade precision optical products. The products are mainly customized industrial grade precision optical products, covering six major sub application scenarios, including semiconductors, life sciences, aerospace, unmanned driving, biometrics, and AR/VR detection. In the future, we can break through and achieve the internationally leading research and development, design, manufacturing, and testing integration capabilities of micro/nano diffraction/refractive/refractive diffractive hybrid optical devices (“optical chips”), as well as strong optical system integration capabilities.

3.B. Contract developments:

In January 2023, Datasea’s Shuhai Information Technology Co., Ltd. Signed an agreement with Ti Shi Da. Under the terms, Shuhai will provide Ti Shi Da with a 5G smart elevator platform. Moreover, Shuhai will spearhead several research and development projects for Ti Shi Da, including a payment module interface, a payment management module, a financial module, various Internet of Things projects, a smart community, 5G messaging, and other systems.

The project will have three stages of development & Implementation and could bring 550,000 RMB YUAN of future income to the Company. It also shows that the Company continues to penetrate and disrupt the smart city industry.

3.C. Product updates:

Based on the company’s years of technical reserves and algorithm advantages in the field of vision, we aim to expand the research and development, production, and sales of industrial grade precision optical products. In the future, we can break through and achieve the internationally leading research and development, design, manufacturing, and testing integration capabilities of micro/nano diffraction/refractive/refractive diffractive hybrid optical devices (“optical chips”), as well as strong optical system integration capabilities. The products are mainly customized industrial grade precision optical products, covering six major sub application scenarios, including semiconductors, life sciences, aerospace, unmanned driving, biometrics, and AR/VR detection. Focusing on the field of 3D sensing, fully grasping the opportunities for rapid growth in segmented markets such as mobile 3D sensing, facial payment, smart home, and intelligent driving.

Potential customers include major domestic mobile phone brands (Huawei, Xiaomi, OPPO, VIVO, etc.), and one of the mainstream optical component suppliers of the three payment giants (Alipay, WeChat, UnionPay) in the field of optical chips, three-dimensional sensor modules/systems.

3.D. Customers, Sales and Distribution

Datasea provides SCB products, systems and services for schools, communities, industrial parks, government bodies and various types of enterprises through our direct sales force and channel partners.

In December, Datasea has been awarded the contract in the bid for the equipment procurement project of the Tieli City Fangcang Hospital and the designated hospital in Yichun City. The contract includes the provision of Datasea disinfection and sterilization equipment and apparatus, including air sterilization machines, disinfection machines, and accessories, with a total contract value of approximately $62,629 (RMB 436,188).

ESG Management

Datasea believes incorporating ESG considerations into our operations and strategy will effectively help manage risks and identify opportunities that support our long-term success and resilience. Furthermore, a strong ESG approach can foster positive relationships with stakeholders and enhance the company’s reputation, positioning us for competitive advantage in an industry undergoing rapid change. Therefore, Datasea decides to adopt a comprehensive ESG framework to align operations with our values and priorities, and to make decisions that support sustainable growth and success over the long term.

Datasea commits to providing meaningful and accurate sustainability information to stakeholders, and starting from 2023, Datasea will disclose information about ESG practices and performance to stakeholders through quarterly and annually ESG Report and sustainability statements. To achieve that, Datasea has started internal preparation and analysis, and commenced ESG disclosure aligned to the Sustainability Accounting Standards Board (SASB) framework. The company’s progress in terms of ESG integration and reporting in this quarter includes:

●	Firstly, as part of our ongoing commitment to ESG integration, Datasea conducted a comprehensive ESG evaluation during this quarter of 2023 to assess our current performance and identify areas for improvement. This evaluation was critical in understanding our current ESG readiness and identifying our top ESG priorities, which Datasea then used to develop our ESG roadmap and implementation plan.

Datasea’s ESG priority assessment is a critical aspect of our commitment to ESG integration. This assessment helped us to identify the ESG issues that are most significant to Datasea and our stakeholders and guided us in the development of our 2023 ESG program and initiatives. We aim to periodically refresh our ESG priority assessment to ensure we remain focused on the most important issues.

The ESG priorities identified by our assessment include energy use and efficiency, greenhouse gas emissions, water management, waste management and reduction of hazardous materials. These issues are critical for Datasea to manage and address to ensure we minimize our environmental impact and reduce our carbon footprint.

In addition to environmental issues, our assessment identified key priorities in the social and human capital dimensions. These include inclusion, diversity, and non-discrimination, talent recruitment, development, and retention, employee health and safety, and upply chain.

Furthermore, our assessment identified key priorities in the governance and operational dimensions. These include ethics and integrity, corporate governance, cybersecurity and data privacy, and product quality.

By identifying and prioritizing these ESG issues, we can focus our efforts on areas that have the greatest impact on our stakeholders and the environment. We are committed to implementing our 2023 ESG program and initiatives effectively to address these priorities and ensure we meet our ESG objectives.

●	In addition to this, Datasea have also prepared and published our quarterly 2023 ESG report based on the SASB metrics for the technology and communications - software and IT services sector. The report provides details on our performance across key ESG issues, including governance, environment, social and human capital, and is available on our Investor Relations (IR) website. By adhering to the SASB framework, Datasea have ensured that our ESG report is aligned with widely accepted industry standards, which allows us to effectively communicate our ESG performance to our stakeholders.

Datasea’s quarterly 2023 ESG report is a comprehensive disclosure of the company’s performance on key ESG issues. The report is aligned with the SASB framework for the Technology and Communications – Software and IT services sector, published in 2018. It provides a detailed account of the company’s performance on material ESG factors, including environmental, data privacy and security, human capital, and operational dimensions.

Datasea is committed to continuous improvement in ESG disclosure and evaluation. As such, the company will evaluate the disclosure of additional topics as they emerge. The report also includes a “SASB disclosure index” that contains details of the accounted metrics, which is reported at the end of the report.The SASB Report refers to the 2022 financial year and includes the 2022 financial year information. To ensure the accuracy and credibility of the report, it has been subjected to a limited examination, according to the principle of the International Standard on Assurance Engagement (ISAE 3000 Revised), undertaken by GreenPad Enterprise Limited.

The report provides a detailed account of the company’s performance on key ESG issues across four dimensions. Firstly, on the environmental dimension, the report discusses material factors identified for Datasea and its performance, including environmental footprint of hardware infrastructure such as energy and water management, data center environmental management, and integration of environmental considerations into strategic planning for data center needs.

Secondly, on the data privacy and security dimension, the report includes a description of policies and practices relating to behavioral advertising and user privacy, service monitoring and management, user privacy management, security systems management, and risk identification and management.

Thirdly, on the human capital dimension, the report discusses workforce management and performance, including employee training and development, diversity and inclusion, and talent management.

Lastly, on the operational dimension, the report covers key factors such as supply chain management, customer privacy management, and product and service quality management.

In conclusion, Datasea’s quarterly 2023 ESG report provides a comprehensive disclosure of the company’s performance on key ESG issues. The report is aligned with the SASB framework and includes a “SASB disclosure index” that contains details of the accounted metrics. Datasea is committed to continuous improvement in ESG disclosure and evaluation and will continue to evaluate the disclosure of additional topics as they emerge.

●	Furthermore, Datasea updated our IR website to feature our latest ESG report and provide regular updates on our ESG performance to keep our stakeholders informed. By communicating our ESG performance in a transparent manner, Datasea are building trust with our stakeholders and maintaining our reputation as a socially responsible company.

In conclusion, Datasea is committed to integrating ESG principles into our business operations and building a sustainable future. Our efforts in the first quarter of 2023 demonstrate our commitment to continuous improvement in ESG performance and transparency in reporting. Datasea recognize that ESG considerations are becoming increasingly important in the business landscape and Datasea will continue to work diligently to meet the expectations of our stakeholders.

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

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine months ended March 31, 2023 and 2022, the Company had a net loss of approximately $3.92 million and $4.40 million. For the three months ended March 31, 2023 and 2022, the Company had a net loss of approximately $1.30 million and $1.28 million. The Company had an accumulated deficit of approximately $22.51 million as of March 31, 2023, and negative cash flow from operating activities of approximately $2.33 million and $4.22 million for the nine months ended March 31, 2023 and 2022, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern. although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. On July 20, 2021, the Company sold 2,436,904 shares of common stock at $3.48 per share. The net proceeds from the transactions were approximately $7,640,000, after deducting offering costs. As of March 31, 2023, the Company had cash of $43,155.

If deemed necessary, management could seek to raise additional funds by way of introducing strategic investors or private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. However, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our CFS.

Results of Operations

Comparison of the nine months ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the nine months ended March 31, 2023 and 2022, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2023	% of Revenues	2022	% of Revenues
Revenues	$3,377,692		$16,294,147
Cost of revenues	3,076,637	91%	15,395,849	94%
Gross profit	301,055	9%	898,298	6%
Selling expenses	552,369	16%	612,253	4%
Research and development	718,590	21%	968,403	6%
General and administrative expenses	3,168,143	94%	3,990,789	24%
Total operating expenses	4,439,102	131%	5,571,445	34%
Loss from operations	(4,138,047)	(123)%	(4,673,147)	(29)%
Non-operating income (expense), net	(4,042)	(0.1)%	50,647	0.3%
Loss before income taxes	(4,142,089)	(123)%	(4,622,500)	(28)%
Income tax expense	8	-%	-	-%
Loss before noncontrolling interest	(4,142,097)	(123)%	(4,622,500)	(28)%
Less: income (loss) attributable to noncontrolling interest	(218,625)	(6)%	(226,561)	(1)%
Net loss to the Company	$(3,923,472)	(116)%	(4,395,939)	(27)%

Revenues

We had revenues of $3,377,692 and $16,294,147 for the nine months ended March 31, 2023 and 2022, respectively, which shows a $12,916,455 or 79% decrease by comparing with the same period of 2022. The decrease in revenues was mainly due to during the global COVID-19 pandemic situation the reduced demand for 5G SMS business in China, the decrease of the revenue from 5G messaging. For the nine months ended March 31, 2023, revenues mainly consisted of service fees from our 5G SMS service platform and Cloud Platform construction project. For the nine months ended March 31, 2022, revenues mainly consisted of service fees from our 5G SMS service platform.

From July 1, 2022 to March 31, 2023, the Company generated revenue of $3,377,692 , including $2,992,189 from the 5G messaging business, $216,354 from the acoustic intelligence business, and $169,149 from the Smart City business

From July 2021 to March 31, 2022, the Company generated revenue of $16,294,147, consisting of 5G business with an amount of $15,153,166, including $11,849,585 from 5G SMS, $3,303,581 from 5G IMMCP mobile projects on the cloud as value-added service; $1,104,445 from advertising service and $36,536 from smart city projects and other revenue of $122,433. The Company’s three major business lines have started full operations.

During the nine months ended March 31, 2023, the Company significantly reduced 5G SMS business due to the low gross profit margin and focused on developing the customers who have the ability to make prepayment for 5G SMS.

Cost of Revenues

We recorded $3,076,637 and $15,395,849 cost of revenues for the nine months ended March 31, 2023 and 2022, respectively, which shows a $12,319,212 or 80% decrease by comparing with the same period of 2022. For the nine months ended March 31, 2023 and 2022, cost of revenues was mainly the 5G SMS service platform fees and Cloud Platform construction to suppliers. The decrease in cost of revenues was due mainly to the decrease sales of 5G SMS. For the nine months ended March 31, 2023, the cost of 5G messaging was $2.93 million, the cost of acoustic intelligence business was $94,342, and the cost of smart city business was $53,299.

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

Gross Profit

Gross profit for the nine months ended March 31, 2023 was $301,055 compared to $898,298 for the nine months ended March 31, 2022, which shows a $597,243 or 66% decrease by comparing with the same period of last fiscal year. The decrease in gross profit was mainly due to the decrease delivery of services related to the 5G SMS service platform in 2023.

Gross margin is 8.9% for the nine months ended March 31, 2023 compared to 5.5% for the nine months ended March 31, 2022. The increase in gross margin was mainly due to our decrease of 5G SMS business that has lower profit margin during nine months ended March 31, 2023. In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales The improvement of gross profit margin shows that the company’s measures to improve gross profit margin are gradually showing effect 1) costs will be reduced by economic of scale over a larger number of customers basis and the increase of production 2) by adopting differentiation strategy, growing brand recognition and customer loyalty will strengthen the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the fourth quarter of 2022), the target customers and product forms will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customization and value-added services to improve profit margin. The company will continue to increase the share of high gross profit products in the sales while expanding the revenue, so as to further improve the gross profit rate on the basis of the existing, and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $552,369 and $612,253 for the nine months ended March 31, 2023 and 2022, respectively, representing an decrease of $59,884 or 10%. The decrease was mainly due to the decrease in payroll expense of salespersons by $109,700, decreased meal and entertainment expense by $2,700, decreased meeting expense by $11,700, and decreased other selling expense by $10,720, which was partly offset by increased service fee by $74,950.

Currently, we are focusing on developing products and software to assist digital city in addressing safety issues and public health issues, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. We incurred R&D expenses of $718,590 and $968,403 during the nine months ended March 31, 2023 and 2022, respectively, which shows a $249,813 or 26% decrease by comparing with the same period of 2022.

Research and development expenses of $718,590 and intangible assets increased by $2,335 for nine months ended March 31, 2023. The company’s research and develop results include but are not limited to the following:

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

As a useful way to defense the respiratory infectious disease, Shuhai’s “Hailijia” ultrasonic air disinfection equipment is able to meet various disinfection needs and help protect families, staff, patients, students and visitors in private homes or public places. It is expected to usher in a wider market breakout period and the rapid growth of revenue.

General and administration expenses decreased $822,646, or 21% from $3,990,789 during the nine months ended March 31, 2022 to $3,168,143 during the nine months ended March 31, 2023. The decrease was mainly attributed to the decrease in service fees by $444,430, decreased bad debt expense by $302,650, decreased meal and entertainment expense by $85,270, and decreased travel expense by $11,780, which was partly offset by increase in payroll expense by $19,870.

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

In order to further improve research and development, office environment, and work efficiency, while reducing rent costs and increasing asset size, the company plans to issue stocks to the actual controller of the company to purchase office assets. This plan to purchase office assets is expected to be implemented in the near future.

Non-operating Income (Expenses), net

Non-operating expense was $4,042 for the nine months ended March 31, 2023, consisting mainly of interest income of $181 and other expense of $4,223. For the nine months ended March 31, 2022, we had interest income $37,730 and other income $12,917.

Net Loss

We generated net losses of $3,923,472 and $4,395,939 for the nine months ended March 31, 2023 and 2022, respectively, which shows a $472,467 or 11% decrease by comparing with the same period of 2022. The decrease in net loss was mainly due to the decrease in operating expenses which was partly offset by decreased gross profit as explained above.

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended March 31, 2023 and 2022, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2023	% of Revenues	2022	% of Revenues
Revenues	$1,787,677		$6,643,538
Cost of revenues	1,691,149	95%	6,055,134	91%
Gross profit	96,528	5%	588,404	9%
Selling expenses	129,590	7%	225,262	3%
Research and development	306,200	17%	248,832	4%
General and administrative expenses	967,407	54%	1,372,509	21%
Total operating expenses	1,403,197	78%	1,846,603	28%
Loss from operations	(1,306,669)	(72)%	(1,258,199)	(19)%
Non-operating income (expense), net	9,604	(1)%	12,507	0.2%
Loss before income taxes	(1,297,065)	(73)%	(1,245,692)	(19)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(1,297,065)	(73)%	(1,245,692)	(19)%
Less: income (loss) attributable to noncontrolling interest	(1,906)	(0.1)%	(31,720	0.5%
Net loss to the Company	$(1,295,159)	(72)%	(1,277,412)	(18)%

Revenues

We had revenues of $1,787,677 and $6,643,538 for the three months ended March 31, 2023 and 2022, respectively, which shows a $4,855,861 or 73% decrease by comparing with the same period of 2022. The decrease was mainly due to the decrease in 5G messaging business , as the Company’s focus on developing the customers who have the ability to make prepayment for 5G SMS.

Cost of Revenues

We recorded $1,691,149 and $6,055,134 cost of revenues for the three months ended March 31, 2023 and 2022, respectively, which shows a $4,363,985 or 72% decrease by comparing with the same period of 2022. For the three months ended March 31, 2023, cost of revenues was mainly the 5G SMS service platform fees and Cloud Platform construction to suppliers. For the three months ended March 31, 2022, cost of revenues was mainly the 5G SMS service platform fees to suppliers. The decrease in cost of revenues was due mainly to the decrease of sales of 5G SMS service in 2023.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $96,528 compared to $588,404 for the three months ended March 31, 2022, which shows a $491,876 or 84% decrease by comparing with the same period of last fiscal year. The decrease in gross profit was mainly due to the decreased delivery of services related to the 5G SMS service platform in 2023.Gross margin is 5.4% for the three months ended March 31, 2023 compared to 8.9% for the three months ended March 31, 2022.

During the three months ended March 31, 2023, our main revenue was from 5G phone top-up services, which has very low profit margin but can expose us to the huge consumer base.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $129,590 and $225,262 for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $95,672 or 42%. The decrease was mainly due to the decrease in payroll expense of salespersons by $156,090, which was partly offset by increased promotion expense by $17,500, increased service fee by $32,160, and increased other selling expense by $10,770.

Currently, we are focusing on developing products and software to assist digital city in addressing safety issues and public health issues, expanding the Company’s leading acoustic intelligent application technologies and products, and continuing to develop 5G-related applications. The investment in R&D is gradually regional precise. We incurred R&D expenses of $306,200 and $248,832 during the three months ended March 31, 2023 and 2022, respectively, which shows a $57,368 or 23% increase by comparing with the same period of 2022.

Research and development expenses of $306,200 for three months ended March 31, 2023. The company’s research and develop results include but are not limited to the following:

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

As a useful way to defense the respiratory infectious disease, Shuhai’s “Hailijia” ultrasonic air disinfection equipment is able to meet various disinfection needs and help protect families, staff, patients, students and visitors in private homes or public places. It is expected to usher in a wider market breakout period and the rapid growth of revenue.

General and administration expenses decreased $405,102, or 30% from $1,372,509 during the three months ended March 31, 2022 to $967,407 during the three months ended March 31, 2023. The decrease was mainly attributed to the decrease in bad debt expense by $302,650, decrease in meal and entertainment expense by $75,050, decrease in property management fee by $48,210, and decreased leaseholde improvement cost by $18,730, which was partly offset by increase in payroll expenses by $26,780 and other G&A expenses by $12,760.

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

Non-operating Income, net

Non-operating income was $9,604 for the three months ended March 31, 2023, consisting mainly of interest income of $36 and other income of $9,568. For the three months ended March 31, 2022, we had interest income $4,837 and other income $7,670.

Net Loss

We generated net losses of $1,295,159 and $1,277,412 for the three months ended March 31, 2023 and 2022, respectively, which shows a $17,747 or 1% increase by comparing with the same period of 2022. The increase in net loss was mainly due to the decrease in gross profit which was partly offset by decreased operating expenses as explained above.

Accounts receivable

The operating revenue of the nine months ended March 31, 2023 was $3,377,692, the balance of accounts receivable was $975,020, and the turnover rate of accounts receivable was 547%. In the same period last year, the operating revenue was $16,294,147, the accounts receivable balance was $5,521,461, and the accounts receivable turnover rate was 590%. Accounts receivable turnover rate decreased 43%, and the Company’s fund use improved. This year, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of March 31, 2023, we had working capital deficit of $3,574,321 or a current ratio of 0.35:1. Our current assets were $1,917,868. As of June 30, 2022, we had a working capital deficit of $867,774 or a current ratio of 0.59:1. Our current assets were $1,256,801.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2023 and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(2,328,369)	$(4,216,488)
Net cash used in investing activities	$(32,714)	$(496,744)
Net cash provided by financing activities	$2,243,925	$6,204,183

Cash Flow from Operating Activities

Net cash used in operating activities was $2,328,369 during the nine months ended March 31, 2023, compared to net cash used in operating activities of $4,216,488 during the nine months ended March 31, 2022, a decrease in cash outflow of $1,888,119. The decrease in cash outflow was mainly due to decreased cash outflow on accounts receivable by $4,752,765, increased cash inflow on prepaid expenses and other current assets by $463,053, increased cash inflow on accrued expenses and other payables by $486,484, which was partly offset by decreased cash inflow on accounts payable by $3,633,816, and decreased cash inflow on VAT prepayment of $144,559.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $32,714 for the nine months ended March 31, 2023, which consists of cash paid for the acquisition of office furniture and equipment of $2,168, cash paid for acquisition and development of software systems of $2,335, and long-term investment into high-tech companies of $28,905 which was partly offset by cash received from disposal of fixed assets by $694. Net cash used in investing activities totaled $496,744 for the nine months ended March 31, 2022, which consists of cash paid for the acquisition of office furniture and equipment of $32,188, cash paid for software development of $402,118, and long-term investment into two high-tech companies of $62,438.

Cash Flow from Financing Activities

Net cash provided by financing activities was $2,243,925 during the nine months ended March 31, 2023, which was the net proceeds from loans payable of $1,692,853 and increase in due to related parties of $551,072. Net cash provided by financing activities was $6,204,183 during the nine months ended March 31, 2022, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796, and proceeds from capital contribution from a major shareholder of $62,438, but offset by decrease in due to related parties of $40,760, and repayment of loans payable of $1,499,291.

As of March 31 2023, the total liabilities of Datasea is $5,635,741, which shows a 31.38% increase from previous period. The increase of liability is due to increased due to related party by $557,333, increased accrued expenses and other payable by $296,110, and increased accounts payable by $595,559.

Cash inflows generated from financing activities for the nine months ended March 31, 2023 were $2,243,925, compared to $6,204,183 in the same period last year. Although this year’s net cash inflows is 64% lower than last year’s net cash inflows from financing activities, this is entirely due to the company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Going forward

Looking ahead, Datasea aims to become a leading entity in the digital economy industry by reaching first-class domestic and international levels in various aspects such as technological innovation, personnel training, ecological construction, social responsibility, ESG, and more. The company plans to provide cutting-edge artificial intelligence products and services, particularly in sound intelligent products, to build a better digital world. Datasea is committed to maintaining open communication with its shareholders and stakeholders, prioritizing transparency and accountability in all its operations, and upholding rigorous compliance standards. The company plans to expand its global footprint while remaining rooted in its core values and principles.

Datasea plans to implement several strategies to achieve its goals, one of which is to focus on the 5G messaging business. The company aims to participate in the promotion of 5G messaging and contribute to the development of the industry. It expects that 5G messaging will provide a new mode of message distribution, such as the emergence of 5G media news stories, and create new opportunities for the digital economy. Datasea recognizes that 5G messaging is a new opportunity for global competition and is positioned as the leader of the cloud communication industry, the linker of industrial ecology, and the innovator of traffic management. The company plans to innovate and integrate more closely with upstream and downstream enterprises in the industry to create greater commercial value.

Another strategy is to promote transformative acoustic technology and its applications to China and the world. Datasea plans to carry out research and development activities on acoustic intelligent products, processes, new materials, and other technologies to inject new impetus into the development of the enterprise. The company also plans to lay out the research and development of acoustic products and new technologies in advance to look for new development opportunities in the industry.The company also plans to focus on the acoustic intelligent business by increasing technical transformation, merger and integration investment, and fostering new economic growth actively.

Datasea aims to improve the related business industry technology level and scale to achieve further new development and become famous for being an international first-class and domestic top digital wisdom city service provider.

In terms of funding, Datasea plans to make reasonable use of various ways to raise funds for the company’s development while considering its development situation and strategy. The company also acknowledges the risks faced by the 5G messaging business, such as innovation investment risk, and has established a technical innovation system with the research and development institute as the main carrier, adjusted the business direction, strengthened the construction of the existing team, and introduced high-end talent to mitigate these risks.

In order to further improve research and development, office environment, and work efficiency, while reducing rent costs and increasing asset size, the company plans to issue stocks to the actual controller of the company to purchase office assets. This plan to purchase office assets is expected to be implemented in the near future.

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

Training plan

The Company attaches great importance to employee training. The Human Resources Department, in combination with the enterprise development strategy, job requirements, corporate culture and personal career development path, analyzes and studies the training needs together with various business departments, makes full use of internal lecturer resources, and at the same time makes use of third-party external resources to develop targeted and highly professional training plans, including but not limited to: corporate culture, job operation skills, professional technology Operation and management. During the reporting period, all departments strictly implemented the training plan formulated at the beginning of the year, and timely carried out special training according to the problems or difficulties encountered in the work process. Through training, the overall professional quality and professional skills of employees have been improved, achieving a win-win situation of their own professional ability and the sustainable development of the company.

In 2023, the Company will continue to strengthen the training & development of employees focus on:

1. For the training of new employees: As of report day, for the new employees who have joined the company, a total of thirteen new employee training sessions will be carried out throughout the year, aiming to let the new employees understand the Company’s culture, rules and regulations and product knowledge, so that they can quickly integrate into the company.

2. Business side training: carry out typical business development stages to provide reference and replicable ideas for business development.

3. Continuously strengthen the skill training of on-the-job employees: various front-end and functional units have carried out various skill training for many times to continuously improve the competency of employees.

4. Build a learning map of key marketing positions: analyze the responsibilities of key account managers, sales directors and regional leaders at three levels, build and complete the learning map of three positions, and provide basis for the follow-up training of marketing positions.

We expect to further implement all measures in the fiscal year ending June 30, 2023. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: May 15, 2023	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: May 15, 2023	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and
principal accounting officer)