Form 10-K
period 2023-06-30
DATASEA INC.
filed 2023-09-27
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant as at December 30, 2022, computed by reference to the closing price of $1.50 for the Registrant’s common stock on December 30, 2022, as reported on Nasdaq Capital Market, was approximately $13,358,252.

As of September 20, 2023, 32,784,133 shares of common stock, $0.001 par value per share, were issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2023

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

“VIE” or “consolidated VIE” refers to Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), a variable interest entity.

“WFOE” or “PRC Subsidiary,” which is a wholly foreign owned entity and is a corporation organized under the laws of the PRC and wholly owned by us, through our subsidiary. The WFOE is Tianjin Information Sea Information Technology Co., Ltd. (“Tianjin Information” or “WFOE”).

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report only, Taiwan. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$”, “USD” or “U.S. Dollars” refers to the legal currency of the United States.

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

Our business operations are primarily based in China, and the VIE and its subsidiaries are subject to certain legal and operational risks associated with being based in China. On December 28, 2021, the Cyberspace Administration of China (“CAC”), and 12 other relevant PRC government authorities published the amended Cybersecurity Review Measures, which came into effect on February 15, 2022. The final Cybersecurity Review Measures provide that a “network platform operator” that possesses personal information of more than one million users and seeks a listing in a foreign country must apply for a cybersecurity review. Further, the relevant PRC governmental authorities may initiate a cybersecurity review against any company if they determine certain network products, services, or data processing activities of such company affect or may affect national security. As of the latest practicable date, our Company, the VIE and its subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. We do not believe that we are subject to: (a) the cybersecurity review with the CAC, as we do not possess a large amount of personal information in our business operations, and our business does not involve the collection of data that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions. On February 17, 2023, the China Securities Regulatory Commission (“CSRC”), issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. We are required by the Trial Measures to submit a filing to the CSRC and complete the filing procedures of any overseas public offering, but there is no certainty that we will be able to complete such filings in a timely manner. Any failure or perceived failure by us to comply with such filing requirements under the Trial Measures may result in forced corrections, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities. It remains highly uncertain the impact of such modified or new laws and regulations will have on our daily business operation, our ability to accept foreign investments and list on an U.S. or other foreign exchange. As a result of the legal and operational risks associated with us being based in and having the majority of our operations in China, such risks could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 44.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 44.

As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity and its subsidiaries, collectively, the VIE. Due to PRC legal restrictions on foreign ownership in certain internet-related businesses we may explore and operate in the future, we do not have any equity ownership of the VIE, but instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements. We believe such VIE contractual arrangements have not been tested in a court of law in the PRC. Our shares of common stock listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies. As an investor of our common stock, you may never directly hold equity interests in the Chinese operating companies. There is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in PRC, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If the Chinese regulatory authorities disallow our structure or any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the Public Company Accounting Oversight Board (“PCAOB”) is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 18, 2020, the HFCAA was signed into law. On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act (“HFCAA”), which became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years. In addition, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. Our auditor, an independent registered public accounting firm that issued the audit report with this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in New York and has been inspected by the PCAOB on a regular basis. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 44 for more information.

Our contractual agreements with the VIE have not been tested in court in China and this structure involves unique risks to investors. For example, the PRC government could disallow the VIE arrangements, which would likely result in a material change in our operations and structure and significant change in the value of our securities. Such could cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Relating to our Corporate Structure” and the associated risk factor on page 42 for more information.

Below is our organizational chart as of September 20, 2023.

Zhixin Liu
Fu Liu
Other Holder
31.4%
18.6%
50%
Datasea Inc.
(a Nevada corporation)
100%
Datasea Acoustics LLC.
(Delaware,USA)
100%
Shuhai Information Skill(HK) Limited
(a Hong Kong Limited Company)
100%
Tianjin Information Sea Information Technology Co.Ltd.
(a PRC Limited Liability Company)
VIE Contractual Agreements
Shuhai Information Technology Co.Ltd.
(a PRC Limited Liability Company)
1%
99%
1%
99%
Beijing Yiying Business Management Development Center (Limited partnership )
Beijing Yirui Business Management Development Center (Limited partnership )
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
Guohao Century (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Heilongjiang Xunrui Technology Co., Ltd. (a PRC Limited Liability Company)
Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (a PRC Limited Liability Company)
Nanjing Shuhai Equity Investment & Fund Management Co., Ltd. (a PRC Limited Liability Company)
9.09%
100%
100%
99%
90%
99%
Zhongnuohui (Hangzhou) Information Technology Co., LTD
Hangzhou number intelligence geek technology Co., LTD
Hangzhou Zhangqi Business Management Partnership (Limited Partnership )
Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd. (a PRC Limited Liability Company)
10%
Shenzhen Acoustic Effect Management Partnership (Limited Partnership )

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors (some of which may be beyond our control), including:

●	uncertainties relating to our ability to establish and operate our business in China; uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers could result in a material change in our operations, financial performance and/or the value of our common stock or impair our ability to raise money.

●	We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as a direct ownership structure.

●	We may not be able to consolidate the financial results of some of our affiliated companies through the VIE Agreements or such consolidation could materially adversely affect our operating results and financial condition.

●	our ability to operate our company as a U.S. publicly-reporting and listed enterprise;

●	uncertainties relating to general economic and business conditions in China and worldwide;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our pricing policies or that of our competitors;

●	unanticipated delays in the development, commercialization or market acceptance of our products and services;

●	changes in Chinese government regulations;

●	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and

●	political stability and economic growth in China.

v

PART I

Item 1. Description of Business

Overview

Company Structure

Datasea Inc. is a technology company incorporated in Nevada, USA on September 26, 2014, with subsidiaries and operating entities located in Delaware, US and China, that provides intelligent acoustics (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G messaging and other products and services to various corporate and individual customers. The acoustic business offers a wide range of cutting-edge products including high-quality sonic air disinfection solutions, skin repair and beauty solutions, as well as sleep-aid devices. Our products find extensive applications across various industries and sectors, including sonic antivirus, sonic beauty, sonic medical treatments, and sonic agriculture. Datasea’s common stock currently listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies which enable us to consolidate the financial results of the VIE and its subsidiaries with Datasea’s corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 22 and “VIE Agreements” on page 4.

Datasea is not a Chinese operating company but a Nevada-based holding company with its Delaware subsidiary, Datasea Acoustics LLC, serving as our U.S.-based international business platform. Additionally, through the Company’s subsidiary in China – Tianjin Information Sea Information Technology Co., Ltd (“Shuhai Tianjin”) and the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), we carry out business activities in China, along with their subsidiary entities. Shuhai Beijing possesses cutting-edge products and solutions in intelligent acoustics and 5G messaging applications to support commercial enterprises, households and individuals in China.

Internationalization has always been a crucial strategy for the Company. Datasea incorporated a wholly-owned subsidiary, Datasea Acoustics LLC, based in the State of Delaware, USA. Datasea Acoustics LLC, established on July 31, 2023, exemplifies our strategy aimed at the global market, driven by the U.S. market, and provides “intelligent acoustics” technology and products, which is a transformative blend of acoustics and artificial intelligence. The launch of Datasea Acoustics LLC in the U.S. serves a dual purpose: it solidifies Datasea’s commitment to the field of Intelligent Acoustics and emphasizes the Company’s plan to introduce cutting-edge antivirus acoustic solutions to the U.S. market. Datasea Acoustics LLC will begin to provide leading and high-quality ultrasonic air sterilizers, bathroom and cloakroom sterilizers and odor removal products, as well as continuous new products including ultrasonic Skin Repair Robots and Schumann frequency sleep monitors to the global market, mainly the U.S. market, catering to a broad and growing global consumer base.

Technology and Innovation

Datasea is the global initiator, promoter and practitioner of the concept of intelligent acoustics. Our commitment to technological advancement and global reach positions us at the forefront of delivering cutting-edge intelligent acoustics solutions, especially focusing on ultrasound, infrasound, directional sound and Schumann resonance technology, to meet the evolving needs of our customers and communities worldwide. The research and development of intelligent acoustics technology plays a vital role for the Company and is what makes us different. The Company has non-visual intelligent algorithms and techniques, intelligent acoustics technologies such as ultrasound and directional sound, and 5G messaging related technology. Combined with artificial intelligence (AI), machine learning and data analytics, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises of all types (over 99% are SMEs) and households in China.

As of the date of this report, Shuhai Beijing and its subsidiaries own 27 Patents and 106 Software Copyrights in the PRC, which include 10 pending patent applications in core technologies, to empower and grow the business. In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

The Company holds an outstanding position in the field of acoustics, particularly in areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for seven joint laboratories to enhance the integration and collaboration of research resources. These collaborations and the establishment of these laboratories further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

Additionally, the Company, together with MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute, released China’s inaugural white paper on the acoustic intelligence industry. The paper shares compelling analysis and fact findings on intelligent acoustics technology, the commercialization of the technology, and the industry outlook. The white paper discussed the applications of acoustic intelligence on an industry level, demonstrating the expectation for Datasea to lead the initiatives and highlighted the Company’s industry position in the field of acoustics.

Operational goals

Our primary operational goals are: (i) Revenue Growth: drive revenue growth through strategies such as expanding our sales team and distribution channels and network, exploring new domestic and U.S. markets, and providing value-added services; (ii) Technological Innovation: continuously improve the technological level of the ultrasonic antivirus series products and services, as well as prospectively introduce the ultrasonic skin repair and AI diagnosis, Schumann frequency sleep monitors and other acoustic technologies in multiple fields of health to meet global market demand and maintain competitive advantage; (iii) Customer Satisfaction: provide customers with high-quality acoustic products and excellent services to promote customer retention and positive reputation; (iv) International Expansion: continue international expansion with a focus on U.S. market based on our U.S. subsidiary’s operation, M&A and cross-cultural management; (v) Partnerships and Collaborations: foster partnerships, including collaborations with suppliers, partners, and research institutions; (vi) Risk Management: vigilantly identify, assess, and manage various risks, including market, legal, and supply chain risks; and (vii) Shareholder Returns: generate healthy cash flow and returns for shareholders.

Business Strategy

The Company’s business strategy includes striving to provide high-quality products to customers, expanding our footprint in new markets, including the United States and existing markets, and enhancing our branding and market demand through further innovation. The Company provides products to end users through both direct sales and distributors.

International Business Expansion: As of the reporting period, Datasea has already established a subsidiary in the United States (Datasea Acoustics LLC) to expand its operations in international markets. The focus of this strategy is to leverage the United States as a global business hub with its geographical location and resources to further grow Datasea’s international market share. This can be achieved through partnerships with local businesses, marketing expansion, and right collaborations.

Technological Innovation: Datasea continues to invest in research and development (R&D) to maintain a leading position in the fields of intelligent acoustics and 5G messaging. This includes continuously improving existing sonic sterilization and deodorization products, developing new applications, products and solutions regarding ultrasound, directional sound, and Schumann resonance, and staying responsive to the growing needs of global customers and the market.

Technology Collaboration: Datasea can foster collaborations with renowned U.S. universities and research institutions through its U.S. subsidiary. By partnering with these institutions, the Company can engage in joint research and development initiatives to create and adopt cutting-edge intelligent acoustics technologies. This collaborative approach helps Datasea maintain its technological leadership and obtain technical capabilities and reserves in relevant fields.

U.S. Patent Acquisition and Technology Protection: Datasea prioritizes the acquisition of U.S. patents to protect its innovations and intellectual property. Rapidly securing U.S. patents for its technologies is essential to maintain its competitive advantage and defend against potential infringement. This proactive approach in patent acquisition will ensure that Datasea’s intellectual property remains protected in the U.S. market and provide opportunities for licensing and monetization. These strategies will further strengthen Datasea’s position in the global market, consolidate its innovation capacity and protect its intellectual property assets.

Mergers and Acquisitions (M&A) and Joint Ventures: Datasea can expand its products and services portfolio by engaging in mergers and acquisitions or forming joint ventures to meet the growing market demands. Identifying companies that are related to or complementary to the Company’s existing domains of expertise can help Datasea rapidly expand its business and market scale. For example, through M&A and collaborations, Datasea can further strengthen its foundation, market depth, and brand localization in the intelligent acoustics industry in the U.S. market.

Contracts and Collaborations: Datasea can actively seek long-term contracts and collaborations with domestic and international customers, partners, and major corporate clients. These collaborations can encompass product sales, technical cooperation, and joint research and development, helping to stabilize revenue and expand market share.

Compensation and Incentives: In recognition of the contributions made to the Company’s growth by its directors, executives, employees, consultants, and other external partners, the Company has established a multi-layered compensation and incentive system. This includes incentives such as stock awards for a publicly traded company and equity holdings in core business subsidiaries. To date, the Company has consistently issued relevant stocks to directors, executives, employees, and external consultants as part of its stock incentive program. Looking ahead, the Company plans to extend stock incentive initiatives to even more individuals who contribute significantly to the Company, further encouraging and ensuring active contributions from talents within the organization.

Sustainable Growth: The Company can adopt a sustainable approach to ensure long-term success. This involves focusing on Environmental, Social, and Governance (ESG) issues, ensuring that the Company’s operations align with global best practices, and providing sustainable solutions to meet demands of customers.

Market diversification: In the domestic market, Datasea can continue to provide intelligent acoustics and 5G messaging products to various end users, such as corporate customers and household users, to ensure market diversification. In the international market, Datasea intends to target U.S. households and large corporate customers including hospitals, hotels, and schools with leading and high-quality ultrasonic air sterilization, bathroom and cloakroom sterilization and odor removal products, helping to diversify risks and provide broader growth opportunities.

Regulatory Compliance: When expanding into international markets, the Company needs to closely adhere to regulations and laws in various countries and regions. Ensuring compliance is crucial for our long-term success.

In summary, Datasea can pursue its business strategy through international business expansion, technological innovation, contracts and collaborations, and a sustainable growth approach. This will help ensure that the Company gains a competitive advantage in global markets and creates sustainable value for its shareholders.

VIE Agreements

Shuhai Information Technology Co., Ltd. (“Shuhai Beijing” or the “VIE”) is the VIE of our corporate group that is under contractual control by Datasea. Through contractual arrangements (the “VIE Agreements”) with Shuhai Beijing, and its shareholders, Zhixin Liu, a stockholder as well as the Chairman, President, CEO and Corporate Secretary of Datasea, and Fu Liu, a stockholder as well as a Director of Datasea (Fu Liu is the father of Zhixin Liu), we receive benefits from the business and lead the daily operation of Shuhai Beijing. Please refer to a condensed consolidating schedule that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of the dates and for the periods stated therein at pages F-12 to F-16 of this Annual Report.

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

Equity Option Agreement – Shuhai Beijing stockholders and Tianjin Information entered into an equity option agreement (the “Option Agreement”), pursuant to which the Shuhai Beijing stockholders have granted Tianjin Information or its designee(s) the irrevocable right and option to acquire all or a portion of Shuhai Beijing Stockholders’ equity interests in Shuhai Beijing for an option price of RMB0.001 for each capital contribution of RMB1.00. Pursuant to the terms of the Option Agreement, Tianjin Information and the Shuhai Beijing Stockholders have agreed to certain restrictive covenants to safeguard the rights of Tianjin Information under the Option Agreement. Tianjin Information agreed to pay RMB1.00 annually to Shuhai Beijing stockholders to maintain the option rights. Tianjin Information may terminate the Option Agreement upon prior written notice. The Option Agreement is valid for a period of 10 years from the effective date and renewable at Tianjin Information’s option.

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

There are a number of uncertainties regarding the status of the rights of Datasea, our Nevada holding company, with respect to its contractual arrangements with the VIE, its founders and owners, including whether the PRC legal system could limit our ability to enforce these contractual agreements due to uncertainties under Chinese law and jurisdictional limits. Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of the VIE, but instead we receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock currently listed on the Nasdaq Capital Markets are shares of our Nevada holding company that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless.

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

Having our operations conducted by the subsidiaries and through contractual arrangements with a variable interest entity (VIE) based in China involves unique risks to investors. The VIE structure is used to allow foreign investment in China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating entities, and Datasea’s shareholders may never directly hold equity interests in our Chinese operating entities. The VIE contractual agreement has not been tested in court. We may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. In addition, contractual arrangements entered into by the subsidiary and the PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability. If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our ordinary shares. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE under applicable accounting rules, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. For a detailed discussion of risks facing the Company as a result of this VIE structure, please see “Risks Relating to our Corporate Structure” from page 42 to page 45 in the Annual Report.

Summary Consolidated Financial Data

The following historical statements of operations and statements of cash flows for the fiscal years ended June 30, 2022 and June 30, 2023, and balance sheet data as of June 30, 2022 and June 30, 2023, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future.

Condensed Consolidated Statements of Operations Information

	YEARS ENDED JUNE 30,
	2023	2022

Revenues	$7,045,311	$17,080,911
Cost of goods sold	6,704,380	16,125,238

Gross profit	340,931	955,673

Operating expenses
Selling	690,731	1,358,203
General and administrative	8,414,400	5,574,985
Research and development	921,020	1,259,739

Total operating expenses	10,026,151	8,192,927

Loss from operations	(9,685,220)	(7,237,254)

Non-operating income (expenses)
Other income (expense)	(13,014)	75,075
Interest income	219	50,497

Total non-operating income (expenses), net	(12,795)	125,572

Loss before income tax	(9,698,015)	(7,111,682)

Income tax	-	-

Loss before noncontrolling interest	(9,698,015)	(7,111,682)

Less: (loss) income attributable to noncontrolling interest	(218,323)	(589,974)

Net loss to the Company	(9,479,692)	(6,521,708)

Other comprehensive item
Foreign currency translation gain attributable to the Company	109,665	10,337
Foreign currency translation gain (loss) attributable to noncontrolling interest	29,734	(22,356)

Comprehensive loss attributable to the Company	$(9,370,027)	$(6,511,371)

Comprehensive loss attributable to noncontrolling interest	$(188,589)	$(612,330)

Basic and diluted net loss per share	$(0.38)	$(0.27)

Weighted average shares used for computing basic and diluted loss per share	24,951,868	23,956,393

Condensed Consolidated Balance Sheets Information

	JUNE 30, 2023	JUNE 30, 2022

ASSETS
CURRENT ASSETS
Cash	$19,728	$164,217
Accounts receivable	255,725	259,410
Inventory, net	241,380	211,353
Value-added tax prepayment	71,261	46,509
Prepaid expenses and other current assets	701,423	575,312
Total current assets	1,289,517	1,256,801

NONCURRENT ASSETS
Security deposit for rents	-	17,181
Long-term investment	55,358	29,800
Property and equipment, net	85,930	187,831
Intangible assets, net	1,185,787	1,741,791
Right-of-use assets, net	137,856	522,273
Total noncurrent assets	1,464,931	2,498,876

TOTAL ASSETS	$2,754,448	$3,755,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,005,059	$197,573
Short term loan	594,906	-
Unearned revenue	609,175	289,888
Accrued expenses and other payables	1,409,939	994,884
Due to related parties	1,162,856	102,331
Loan payables - current	-	81,950
Operating lease liabilities	124,640	457,949
Total current liabilities	4,906,575	2,124,575

NONCURRENT LIABILITIES
Operating lease liabilities	26,449	31,470
Loan payables - non-current	1,401,521	-
Total noncurrent liabilities	1,427,970	31,470

TOTAL LIABILITIES	6,334,545	2,156,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 27,784,133 and 24,324,633 shares issued and outstanding as of June 30, 2023 and 2022, respectively	27,784	24,325
Additional paid-in capital	24,122,973	20,729,559
Accumulated comprehensive income	393,252	283,587
Accumulated deficit	(28,063,258)	(18,583,566)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	(3,519,249)	2,453,905

Noncontrolling interest	(60,848)	(854,273)

TOTAL EQUITY (DEFICIT)	(3,580,097)	1,599,632

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,754,448	$3,755,677

Condensed Consolidated Statements of Changes in Stockholders’ Equity Information

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss	-	-	-	(6,521,708)	-	(6,521,708)	(589,974)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	7,681,796	-

Shares issued for stock compensation expense	246,479	247	641,754	-	-	642,001	-

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	62,802	-

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	259,023	-

Foreign currency translation gain (loss)	-	-	-	-	10,337	10,337	(22,356)

Balance at June 30, 2022	24,324,633	24,325	20,729,559	(18,583,566)	283,587	2,453,905	(854,273)

Net loss	-	-	-	(9,479,692)	-	(9,479,692)	(218,323)

Shares issued for stock compensation expense	3,459,500	3,459	4,375,428	-	-	4,378,887	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation gain	-	-	-	-	109,665	109,665	29,734

Balance at June 30, 2023	27,784,133	$27,784	$24,122,973	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Condensed Consolidated Statements of Cash Flows Information

	YEARS ENDED JUNE 30
	2023	2022

Cash flows from operating activities:
Loss including noncontrolling interest	$(9,698,015)	$(7,111,682)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal of fixed assets	2,443	916
Depreciation and amortization	701,430	577,822
Bad debt expense (reversal)	(50,421)	284,958
Operating lease expense	620,696	863,691
Stock compensation expense	4,378,887	642,000
Changes in assets and liabilities:
Accounts receivable	(15,387)	(267,771)
Inventory	(46,919)	(25,323)
Value-added tax prepayment	(29,212)	123,313
Prepaid expenses and other current assets	(141,545)	(224,285)
Accounts payable	839,735	26,236
Unearned revenue	353,849	111,689
Deferred revenue	-	(46,461)
Accrued expenses and other payables	523,534	741,328
Payment on operating lease liabilities	(575,156)	(836,143)

Net cash used in operating activities	(3,136,081)	(5,139,712)

Cash flows from investing activities:
Acquisition of property and equipment	(3,881)	(51,340)
Acquisition of intangible assets	(80,438)	(1,051,111)
Long-term investment	(28,812)	(30,973)

Net cash used in investing activities	(113,131)	(1,133,424)

Cash flows from financing activities:
Due to related parties	1,110,238	37,042
Proceeds of loan payables	2,197,400	-
(Repayment) of loan payables	(198,431)	(1,402,336)
Proceeds from capital contribution from a major shareholder	-	62,802
Net proceeds from issuance of common stock	-	7,681,796

Net cash provided by financing activities	3,109,207	6,379,304

Effect of exchange rate changes on cash	(4,484)	8,373

Net increase (decrease) in cash	(144,489)	114,541

Cash, beginning of year	164,217	49,676

Cash, end of year	$19,728	$164,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,501	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash operating, investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$241,093	$-
Transfer of prepaid software development expenditure to intangible assets	$-	$50,000
Shares issued for accrued bonus to officers	$-	$259,023

cash transfers and Dividend Distribution

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

As of the date of this report, neither Shuhai Beijing nor any of Datasea’s subsidiaries have ever paid dividends, made earnings distributions, transferred cash or other assets by kind to Datasea directly or indirectly. Datasea has not made any distributions or paid dividends to its shareholders, including U.S. investors, as of the date of this report. We intend to keep any future earnings to re-invest in and finance the expansion of our business in China. We do not have the intentions to distribute earnings or settle amounts owed under the VIE Agreements in the near future nor do we anticipate that any cash dividends will be paid or Shuhai Beijing’s earnings will be distributed and transferred to the holding company in the foreseeable future. See “Summary Consolidated Financial Data”.

Our Business Summary

We deeply understand that the market needs new application areas, new technologies, and new requirements. Therefore, through the relentless efforts of our team, we transitioned from visual algorithms to non-visual algorithms with acoustics as the core and made significant breakthroughs in the field of acoustics, including ultrasound, infrasound, and directional sound.

Acoustic intelligence is a new field that integrates fundamental acoustic theory with artificial intelligence to gather and process acoustic data and solve problems. Datasea leverages cutting-edge technologies in the realm of intelligent acoustics, especially harnessing the power of ultrasonic sterilization to combat viruses and prevent human infections. This technology capitalizes on the mechanical, thermal, and cavitation effects of ultrasound. When stimulated by ultrasound, microorganisms, including the coronavirus, undergo significant vibration strains, disrupting the virus’s outer shell and internal RNA. The rapid movement of protons in the ultrasound eventually devastates microbial structures, annihilating harmful pathogens.

Leveraging Datasea’s cutting-edge intelligent acoustics technology together with AI technology, we successfully developed a series of ultrasonic disinfection products named the “Hailijia” series air sterilizer products. This lineup includes solutions tailored for in-door, in-vehicle sterilization and deodorization, restroom and cloakroom purification and deodorization, comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, hotels, transportation and residential settings. We started to launch those new products in the China market in the year of 2023. Leading labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col. Meanwhile, this strategic shift and process are aimed at offering people more effective solutions for purifying their environments and healthier lifestyles for people not only in China, but also the United States and globally, particularly in the post-pandemic era when people have raised higher demands for protection and quality of life.

Additionally, the Company makes innovations in Schumann resonance, directional sound and others, launching ultrasonic Skin Repair with AI diagnosis and Schumann frequency sleep monitors and further creating a higher quality living environment for customers in application fields such as acoustic antivirus, acoustic health, and acoustic agriculture. With a diverse product lineup, we strive to achieve a global leading position in this field within three years.

In a strategic move to demonstrate its presence in the global arena, Datasea established a wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware, USA, on July 31, 2023. This venture underlines Datasea’s dedication to “Intelligent Acoustics” and marks its ambition to offer advanced antiviral acoustic solutions at ultrasonic disinfection and sterilization, ultrasonic cosmetology, acoustic medical care, and acoustic agriculture to the US and international market, reaching an ever-growing consumer base. Simultaneously, the establishment of production, assembly, and sales channels, coupled with the reinforcement of technological enhancements and collaborations with international technology laboratories, augments the prospects for the sustainable development of Datasea Acoustics LLC.

Our 5G Messaging business increases and improves how people and businesses communicate, while providing enterprises and brands a platform to engage, convert and efficiently cultivate buying relationships by leveraging 5G messaging service.

The 5G messaging service is known as RCS (“Rich Communication Suite”) and integrates phones, messages, and contacts. Specifically, this communication suite enables users to enjoy various effective interfaces with integrated messages, including texts, pictures, audio, video and emojis, as well as status, location and other communication functions. It has the characteristics of high contact rate, rich media, strong interactivity, convenient service, and high security.

5G messaging technology can create a new message ecosystem in which customers and enterprises can directly and efficiently connect via short messages on mobile phone terminals. When businesses apply 5G messaging to marketing initiatives, higher speed, better transmission quality, and lower latency can create brand new and improved customer experience.

As one of the leading service providers in China’s 5G communication field, Datasea has several primary products and services targeting different customers and needs, including 5G Integrated Messaging Marketing Cloud Platform (“5G IMMCP”), Smart Push (precision marketing solution) and 5G messaging Top Up business related applications applicable to various industries in China. Together with artificial intelligence (AI), machine learning and data analytic capability, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises and businesses of all types (over 99% are SMEs) and households in China with digital and intelligent services.

Intelligent Acoustics

Industry overview

Acoustics is an application-oriented subject that continually meets various societal needs and application demands, and exhibits significant development potential. For instance, the integration of acoustics with electronics and communication technology has satisfied people’s demands for communicating and enjoying audiovisual content in various occasions, resulting in massive industries such as electroacoustics, telephony, and television. The blend of acoustics and architectural art fulfills the human need for appreciating high-quality music, theater, movies, and other audiovisual programs. Acoustics combined with fields like oceanography addresses challenges related to long-distance underwater detection and communication, providing efficient and indispensable means for human to explore and utilize the oceans. The synergy of acoustics with medicine has given rise to instruments like ultrasound and HIFU, offering new and effective tools for disease diagnosis and treatment and undergoing rapid development. Furthermore, the convergence of acoustics with linguistics, information technology, and related fields has driven the development of speech recognition and synthesis technologies, subsequently linking with cognitive science, making it as one of the fundamental and crucial directions in the future of artificial intelligence. This is why the field of acoustics remains vibrant and dynamic.

Specifically, according to the frequency of sound waves, they are divided into sound waves, ultrasound waves, and infrasound waves. The function of sound waves is to transmit vibration energy and information. A sound wave is a wave that travels through a medium in the form of vibration. The vibrating object causes the air layer particles around it to compress and expand alternately. This change is from near to far, so that the vibration of the excited object spreads at a certain speed. The transmission of this vibration energy is the nature of the propagation of sound waves.

Industry Application and Market Scale

There continues to be significant demand and diverse opportunities for the integration of acoustics with fields such as life and health, natural resources, and agriculture. For example, ultrasound technology has promising application prospects in various sectors, including healthcare, industrial, environmental protection, beauty, and agriculture. Additionally, Schumann resonance has shown effectiveness in sleep health and directional audio plays a crucial role in specific content delivery and personal privacy protection, among other applications. Among these, ultrasound technology, particularly in the areas of air purification, beauty, and agricultural pest control, holds immense market potential.

Ultrasound, or ultrasonics, is the science and technology of sound at frequencies beyond what we can hear. It has a wide range of applications, from medical and health, industrials/inspections, and agriculture. As per The Business Research Company’s Ultrasonic Technology Global Market Report 2023, the global ultrasound technology market size will grow from $1.8 billion in 2022 to $2.1billion in 2023 at a compound annual growth rate (CAGR) of 13%. The ultrasound technology market size is then expected to grow to $3.3 billion in 2027 at a CAGR of 12%.

Directional sound is sound technology that is aimed in a particular directional field, rather than spreading naturally according to traditional sound engineering principles. Directional sound can be useful in many different kinds of applications, from home entertainment and consumer products to the evolution of sonic weaponry. According to the Report Prime Market Research, the global directional sound technology market size will grow from $406 million in 2022 to $431 million in 2023. The directional sound technology market size is then expected to grow to $652 billion in 2030 at a CAGR of 6.1%.

Schumann resonance, or the “earth’s heartbeat”, triggers an Alpha state in human brain which helps people relax, heal faster, and perform better in the daily life. It’s the measurement of 7.83 Hz or the electromagnetic frequency of the earth. One of the biggest applications of Schumann resonance is to treat insomnia, which is to help people improve their sleep quality.

Infrasound is a wave phenomenon of the same physical nature as sound but with frequencies below the range of human hearing, specifically below a frequency of 20 Hz. Infrasound is also a powerful weapon in medical and health, such as cancer therapy.

The management believes that acoustics has substantial room for development in the aforementioned domains.

Technological advancement

The Company has non-visual intelligent algorithms and techniques, as well as intelligent acoustics such as applied technology of ultrasound, directional sound, and 5G messaging related applications applicable to various industries in China. Leveraging artificial intelligence technology, the Company has effectively developed a range of products, represented by ultrasound disinfection and sterilization. Besides, the Company has innovated in areas such as Schumann resonance, directional sound and other aspects, and mastered core technologies and their practical applications in various scenarios.

The Company effectively uses the characteristics of ultrasound, such as mechanical effect, thermal effect, cavitation effect and other physical characteristics as well as the combination of chemical effects, to make coronavirus and microorganisms vibrate with very large vibration amplitude, producing strains that could break certain parts of the virus and do damage to the outer shell and to the RNA inside. Eventually, the high-speed movement of the proton of ultrasound can destroy the formation of microorganisms and can kill bacteria and virus effectively. Leading labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col.

Datasea intends to harness its expertise in directional sound technology as a fundamental tool. Simultaneously, intelligent digital processing technology will be integrated, facilitating its amalgamation with other acoustic applications to realize directional service functionalities across diverse acoustic products. This presents a huge potential for the future. Directional sound employs hyper-directional acoustic propagation technology and ultrasound as the medium and modulates audio signals onto the ultrasonic signal, enabling originally divergent sound to propagate unidirectionally like a spotlight, thereby controlling sound within a limited sound field ahead while minimizing attenuation during long-distance propagation.

The Datasea team leverages Magnetic Induction of Brain Rhythm (MIBR) technology based on Schumann resonance characterized by ultra-low frequency and weak intensity. This technology is specifically designed to selectively enhance and regulate the function of neuronal cells through the utilization of magnetic induction wave energy (MIBR). By generating a natural frequency magnetic field in resonance with the inherent frequencies of the human body, it induces brain waves to enter a deep sleep state, thereby extending the duration of deep sleep and enhancing its quality. This innovative approach is aimed at optimizing sleep patterns and ultimately improving overall sleep quality.

Our Opportunity

Due to the COVID-19 pandemic, people have become increasingly concerned about their health and the quality of the air in their surroundings. This surge in demand for indoor and in-vehicle air purification, air disinfection, and odor removal has propelled the market into a period of robust growth. Leveraging its proprietary technology and operational expertise in harnessing various core characteristics of ultrasound, Datasea has benefited from the rapid development of the indoor environmental purification and air disinfection and sterilization industry worldwide.

The collaborative technology of sonic and artificial intelligence is a disruptive applied technology in the skin repair market. Currently, most of the existing ultrasonic facial beauty devices on the market utilize the strong penetrating power of ultrasound, capable of reaching depths of 4 to 6mm beneath the skin’s surface, to provide therapeutic treatments for facial skin whitening and texture improvement, and they are contact-based. The company’s contactless ultrasonic and AI skin repair technology and products, especially including the artificial intelligence collaboration of intelligent control arm precision control and AI real-time diagnosis, are disruptive technology applications for the skin repair market. This sector complements the current medical aesthetic industry, which includes six major segments such as cleansing, moisturizing, whitening, spot removal, acne treatment, and anti-aging with significant market space.

Currently, there are relatively few similar technology applications and products related to contactless ultrasonic skin repair technology, directional sound and Schumann resonance in the domestic market, leaving huge opportunities and gaps to be filled.

The broad application prospects of Schumann resonance collaborative technology. The natural frequency magnetic field of Schumann resonance itself has the effect of relieving anxiety and stress, inducing brain waves to enter a deep sleep state, effectively improving the quality of deep sleep, and keeping people away from insomnia. The Magnetic Induction of Brain Rhythm (MIBR) technology, which is mastered by the Company, can create a natural frequency magnetic field similar to Schumann frequency by selectively optimizing and regulating the function of neuronal cells through magnetic induction wave energy (MIBR). It can alleviate stress and solve insomnia problems, and the application terminals of its technology are also portable and convenient to use, which has a great effect on the improvement of sub-health problems in the global population.

Directional sound is currently mainly applied in fields such as audio enhancement, sound system enhancement, and security and communication. Due to technical bottlenecks, adaptability to application scenarios, and cost, there are relatively few similar technological applications and products in the domestic market, and there are a large number of gaps and entry opportunities in the market. The Company has mastered the principles and characteristics of directional sound propagation, as well as the development of corresponding scenario applications. As a basic technology tool, directional sound’s innovative collaboration with existing ultrasound and other technology applications and products is expected to fill the market gap globally.

Faced with these promising market opportunities, the Company has proactively established a strategic presence in the field of acoustic intelligence. We have strategically planned for technological advancements, specialized applications, product development, and customer orientation within this domain. As a result of this strategic planning, the Company has rapidly launched ultrasonic-based antivirus equipment. This includes our first-generation surface virus disinfection and sterilization products, as well as our second-generation air antivirus products known as the Hailijia series.

Industry Position of Acoustics Business

The Company holds a prominent position in the field of acoustics, particularly in areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for seven joint laboratories to enhance the integration of research resources and cooperation. These collaborations further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

In addition, the Company, together with MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute, released China’s inaugural white paper on the acoustic intelligence industry. The paper shares compelling analysis and fact findings on intelligent acoustics technology, the commercialization of the technology, and the industry outlook. The white paper discussed the applications of the acoustic intelligence on an industry level and demonstrated the expectation for Datasea to lead the initiative and highlighted the Company’s industry position in the field of acoustics.

General information

As date of the financial year ended June 30, 2023, our acoustic products primarily consist the “HailiJia” series of ultrasonic air sterilization products, including 1) In-door models (floor and desktop models) suitable for different areas and functions, and 2) In-vehicle models; 3) Restroom and Cloakroom purification and deodorization. Comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, hotels, transportation and residential areas.

Ultrasonic air sterilizer products:

●	In-door models:

●	In-vehicle models:

Key Features:

1)	Employing ultrasonic high-speed coupling and thermal cavitation effects to comprehensively disinfect and sterilize against a range of pathogens, including COVID-19, H1N1, and others.

2)	Designed with ultrasonic human-safe technology, ensuring no radiation, sterilization and disinfection for a safer and healthy environment.

3)	Equipped with real-time air quality display, adaptive intelligence mode, and added features like built-in night light, timer, sleep mode, child lock, and Wi-Fi-enabled intelligent control, supporting both touch and remote-control functionalities.

4)	Independent testing conducted by an authoritative third party confirmed that Datasea’s ultrasonic devices achieved a 99.83% disinfection rate against COVID-19 in just nine seconds.

Air purification and deodorization products:

◆	For restroom:

Key Features:	Effectively eliminating restroom odors, purifying the air, killing viruses and eliminating bacteria.

●	For cloakroom:

Key Features:	Effectively freshing air and neutralizing harmful substances such as formaldehyde, benzene, ammonia and TVOC, and killing viruses and bacteria.

New products planned

Skin Repair Robot (Coming soon)

1)	Ultrasonic and Contactless

2)	A purely physical way to repair damaged skin

3)	shorten skin repair period

4)	Artificial intelligence robotic arm with more precise control

5)	AI real-time diagnosis

Sleep Monitor (Coming soon)

Hailijia Sleep Monitor adopts ultra-low frequency, weak intensity, and Magnetic induction of brain rhythm (MIBR), which is a magnetic induction of brain rhythm technology. Through the selective optimization and adjustment of the function of neurons through the magnetic induction of brain rhythm (MIBR), the monitor creates a natural frequency magnetic field similar to the Schumann frequency.

Key Features:

1) Reduce the impact of high-frequency radio waves on the human body, relieve anxiety and stress, and gradually relax the body and brain;

2) Resonate between the frequency of Device and the human body’s own frequency, induce brain waves to enter a deep sleep state, prolong the time of deep sleep, and improve the quality of deep sleep, thereby improving sleep and keeping users away from insomnia.

Sales and Distribution

As of the date of this report, our acoustic products are mainly developed and produced in China, and the products we sell in China are mainly through:

1) The sales department of Shuhai Beijing and its subsidiaries directly sign sales contracts with customers.

During the reporting period, Shuhai Beijing and its subsidiaries have formed a complete marketing system, promotion strategies and models, including the Company’s own sales team and innovative partner models. The sales team of Shuhai Beijing and its subsidiaries cover the core economic zones of China in Beijing, Northeast China, the Yangtze River Delta, and the Guangdong Hong Kong Macao Greater Bay Area, promoting various products and services.

2) Sales Channels

Shuhai Beijing and its subsidiaries have established cooperative relationships with multiple domestic sales and channel merchants and established a nationwide marketing channel network through a partnership system.

On December 2022, the Company unveiled national Hailijia air sterilization product event with an online event and offline product launches in various cities in China, including Beijing, Shenzhen, Tianjin, Hangzhou and Harbin. More than 50 institutions specializing in trade and distribution from China, Southeast Asia, and the Middle East participated in the event, highlighting the market interest in the products. During the product launches, Datasea has entered into eight marketing and distribution agreements in order to expand the business and reach to customers and sell certain Hailijia air sterilizers and purifiers in China.

3) Online distributors and living stream

The Company expands its coverage and increases market penetration by collaborating with multiple non- exclusive online distributors, living stream platform and selling innovative products on major e-commerce platforms.

4) International Business Expansion

As of the date of this report, Datasea has established a subsidiary (Datasea Acoustics LLC) in the United States, actively recruiting a sales team, and promoting cooperation with various local offline and online sales channels to support the sales of acoustic products in the U.S. and international markets.

Key Customers and Agreements

●	October 2022 sales agreement with Chengming Shengyuan, in which Chengming Shengyuan will purchase at least 100,000 Hailijia air purifier units with a purchase value of approximately $20.5 million (RMB 150 million) from November 2022 to November 2023 and promote and distribute them primarily through its e-commerce platform.

●	In May 2023, Shenzhen Jingwei, a subsidiary of Shuhai Beijing, signed a cooperation agreement with an online distributor, Aierfu, who will sell the “Hailijia” series of acoustic intelligent air sterilization products on multiple major e-commerce platforms.

Key Suppliers and Raw Materials

Our key suppliers for Hailijia's air disinfection and sterilization products series are as follows:

●	Guangdong Hakebao Environmental Technology Co., Ltd.

●	Shenzhen Ajison Environmental Protection Technology Co., Ltd

●	Shenzhen Antuopu Technology Co., Ltd

●	Komi Intelligent Manufacturing (Shenzhen) Co., Ltd.

The raw materials used in the Hailijia air disinfection and sterilization products series primarily include 40KHz ultrasonic kill module, Shipu DC brushless motors, temperature and humidity sensors, dust sensors, ultraviolet lamps and HEPA13 level layered filters.

Market Results

Datasea sells acoustic intelligence products through our direct sales team and a select network of distributors and online channel partners. Till this fiscal year, Datasea has 6 channel partners and 4 OEMs, typically account for the substantial majority of our sales. From the beginning of this fiscal year, we began to realize the sales of intelligent acoustics products – Hailijia series air Air sterilizers. Direct sales and distributors sales accounted for 49.48% and 50.52% of our $136,884 net revenue of the intelligent acoustics products for this fiscal year, respectively. We believe aggregate sales of intelligent acoustics products, through all channels, accounted for approximately 1.94% of our total net revenue for this year. Due to the fact that the Company’s “HailiJia” series of ultrasonic air sterilization products were officially launched in the first half of 2023, the overall revenue scale has not yet increased significantly.

Latest Advances

In a strategic move to mark its presence in the global arena, Datasea established a wholly owned subsidiary, Datasea Acoustics LLC, in Delaware, USA, on July 31, 2023. This venture underlines Datasea’s dedication to “Intelligent Acoustics” and marks its ambition to offer most advanced antiviral acoustic solutions to the U.S. market, attracting an increasing number of consumers.

Furthermore, Datasea will launch products like “Deep Sleep Monitor” and “Skin Repair Robot” to meet the market needs. These initiatives, originated from intelligent acoustics, align with Datasea’s strategy to cater to the requirements of the niche market and to consistently pursue product portfolio diversification.

5G Messaging

Industry overview

5G messaging service, which refers to RCS message (rich media communication), is a communication method proposed by the GSMA (Global System for Mobile Communications Association. Specifically, this communication service enables users to achieve the effective integration of texts, pictures, audio, video, emoji, location, contact and other information, and more diversified functions such as online payments, online-offline messages, group chats or group messages with unregistered friends.

Competitive Landscape

Industry applications: 5G messaging open interfaces have docking platforms for customers in various industries such as finance, e-commerce, logistics, tourism, government affairs, education, and electricity, or privately deploy the PaaS platform, or customize the development of various proprietary services for industry customers. The industry applications are extremely broad.

We also believe that the main competitive factors about the 5G messaging business in China is the competition at the market end, including product performance, breadth of product offerings, access to customers, partners and distribution channels, software support, pricing and cost. We believe our ability to remain competitive will depend on our ability to predict well the features and functionality that our customers and partners will need, and our ability to deliver consistent products at high quality and competitive prices. Some of our competitors may have more marketing, financial, distribution and manufacturing resources than we do and may be more responsive to changes in market, policy or customer needs. We anticipate that we may face an increasingly competitive environment in the future.

Our current competitors in the field of 5G messaging include Chinese listed companies with similar service systems or platforms, such as Montnets Technology, Zhongjia Bochuang, Xinguomai, Caixun, Tianyuan Dike.

Our Opportunity and Growth Strategy

GSMA (Global Association for Mobile Communications Systems) predicts that by 2025, China will have more 5G connections than North America and Europe combined, ranking first in the world. The number of 5G connections will reach 460 million, accounting for 28% of the country’s total connections. RCS has become an international standard and an international trend. As of September 2020, 90 mobile network operators in the world have launched RCS, with 473 million global monthly active users, according to the GSM Association. By the end of 2021, the RCS market is estimated to be about $74 billion. We believe 5G messaging can improve the retail and commercial user experience. MobileSquared predicts that 74.6% of smartphone users will use RCS channels to communicate by 2023.

Disadvantages of traditional SMS include:

●	Only text with 70 words limits

●	Plain text information can not meet the rich social needs of individual users

Advantages of 5G messaging over SMS include:

●	The interactive content of video, audio, picture and text is not restricted by formation

●	Multiple buttons to help guide users, greatly increasing the interaction between enterprises and users

●	SMS as a service platform, mobile terminal users as product users

●	The AI will reply, users can quickly answer the uplink

Comparison with WeChat Mini Programs/Official Accounts, Alipay Mini Programs and Service Apps:

In the B2C scenario, 5G messages will have greater advantages than WeChat Mini Programs/Official Accounts, Alipay Mini Programs and Life, Government and People’s Livelihood Service Apps. For WeChat Mini Programs/Official Accounts, Alipay Mini Programs, or life, government and people’s livelihood services, users need to search for mini programs, or need to pay attention to official accounts, or even need to download APPs, and need to authenticate before sending messages, while 5G messages are sent directly through the recipient’s mobile phone number. Moreover, compared to WeChat, Alipay and various service apps, 5G messaging can get the coverage and reach of all users, so it has a very strong business value and service capabilities.

Our Products and Plans

Datasea’s VIE entity, Shuhai Beijing, has a subsidiary, Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), that improves how people and businesses communicate, while providing brands a platform to engage, convert and efficiently nurture buying relationships by leveraging 5G messaging service.

As one of leading service provider in China’s 5G communication field, Datasea has several primary products and services targeting different customers and needs:

1.	5G Message-Marketing Cloud Platform (“5G MMCP”).
The 5G message marketing cloud platform (5G MMCP) aims to provide an all-in-one solution to all the communication and marketing needs of merchants and customers from early communication, sales, to later maintenance.

2.	5G Integrated Messaging Marketing Cloud Platform (“5G IMMCP”).
The 5G Integrated message marketing cloud platform (“5G IMMCP”) expands connection with existing clients through accesses such as SMS, email, WeChat, applet, APP Push and third-party tools and manages users.

3.	“Smart Push.”
A new precision marketing solution that integrates 5G technology, big data, and data mining to transform marketing experiences. Because 5G wireless can accurately pinpoint locations, a retailer, when using this integrated solution, can see who is near the store and immediately trigger SMS and video SMS to promote products or services to the nearby customer.

4.	“5G messaging Top Up business.”
Guohao Century is a service provider and supplier of digital products, and the independently developed 5G message call fee traffic recharge supply platform can provide 5G message call fee traffic recharge services and management. This platform enables users to quickly recharge services, making Guohao Century a supplier, operator, and contract content provider of high-quality digital products and services.

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

Key Customers and Agreements

●	In June 2023, Shuhai Beijing and its subsidiaries entered into a cooperation agreement with Xiamen Duocaomai Network Technology Co., Ltd. to sell 5G top up, generating a total revenue of RMB 35,531,574 (US $5,118,746) as of August 31, 2023.

●	In August 2023, Shuhai Beijing and its subsidiaries entered into a cooperation agreement with Hynuo (Qingdao) Network Technology Co., Ltd. to sell 5G top up, generating a total revenue of RMB12,880,718 (US $1,855,621) as of August 31, 2023.

●	In June 2023, Shuhai Beijing signed a cooperation agreement with Qingdao Hongxin Times Network Technology Co., Ltd. to sell 5G top up, generating a total revenue of RMB 2,710,711 (US $390,510) by August 31, 2023.

Key Suppliers and Raw Materials

Our 5G messaging products are generally software systems or platforms, mainly developed by the Company's inhouse research and development team.

Market Results

Datasea helps the digital transformation and upgrading of cities and enterprises in the Chinese market through its self-developed 5G messaging platforms. As of the end of the year, the revenue mainly came from the service fee of our 5G messaging service, whose net income was US $6,686,691, accounting for 94.91% of the total net income of the year. Among them, the net revenue from 5G messaging Top-up services is US $4,481,442, accounting for 67.02% of the company’s net revenue from the 5G messaging business, while the rest is revenue from cloud platform construction project service fees.

Impact of coronavirus outbreak

In early December 2022, China announced a nationwide relaxation of the zero-coronavirus policy, and the recovery of consumption directly drove the Company’s 5G message top-up business to achieve rapid growth in the fourth quarter of 2023. However, the impact of the COVID-19 outbreak still depends on future mutations of the virus, including new information about the severity of the global outbreak and the measures taken, or the emergence of new or more severe strains that are highly uncertain and unpredictable. Therefore, while we do not expect the COVID-19 outbreak to have a negative impact on our business, results of operations and financial condition, the relevant financial impact cannot be reasonably estimated at this time.

Recent Material Developments

During the reporting period, the Company has granted 3,459,500 registered shares under S-8 under the 2018 equity incentive plan to its directors, management, founding team, and employees, as well as to its advisors, issuing a total of 3,459,500 ordinary shares for incentive purposes at a grant price of zero US dollars.

On May 16, 2023, Shuhai Information Technology Co., Ltd. (the “Buyer”, the VIE and a consolidated affiliated entity of Datasea, entered into an Office Purchase Agreement (the “Office Purchase Agreement”) with Fu Liu (the “Seller”), a member of the Board of Directors and a stockholder of Datasea. Pursuant to the Office Purchase Agreement, Buyer will purchase a 2,824.29 square meter office located in Fenggang Jingdong Urban Science and Technology Financial Innovation Center Phase II Project, Building No. 4 Scientific Research Building, PRC (the “Property”). The total purchase price is RMB73,431,540, equivalent to approximately $10,642,252, payable in 5,912,362 shares of common stock of Datasea (the “Consideration Shares”), at an issuance price of $1.80 per share. Pursuant to the requirements of Section 14(c) of the Securities Exchange Act of 1934, Datasea subsequently filed on July 7, 2023 a definitive information statement pertaining to the issuance of the Consideration Shares and the approval thereof by holders of a majority of Datasea’s voting capital stock by written consent in lieu of a meeting. On July 28, 2023, the Consideration Shares, comprising 5,912,362 shares of common stock of Datasea, were issued to the Seller pursuant to the terms of the Office Purchase Agreement. Subsequent to such issuance, Datasea had a total of 33,696,495 shares of common stock issued and outstanding, and the Seller held 12,010,182 shares of common stock, constituting approximately 35.64% of the total issued and outstanding common stock of Datasea. Due to certain transfer process requirements in China, on August 17, 2023, Datasea and the Seller have voluntarily rescinded the issuance of the 5,912,362 Consideration Shares. The 5,912,362 Consideration Shares have been cancelled, and following such cancellation, the Company had a total of 27,784,133 shares of common stock issued and outstanding. The issuance of the Consideration Shares to the Seller will be effected at a later time once all transfer process requirements in China have been met.

On August 1, 2023, Datasea entered into two separate subscription agreements with a certain non-U.S. investor (“Investor A”), pursuant to which the Company agreed to sell and Investor A agreed to purchase an aggregate of 4,760,000 shares of common stock price (the “Shares”) at a $1.2 per share purchase price. Such Shares must be held for a period of 365 days. In accordance with such two agreements, Investor A shall pay a total purchase price of $2,856,000 in RMB, with an amount of RMB 20,000,000 no later than September 10, 2023 and another purchase price of $2,856,000 in RMB, with an amount of RMB 20,000,000 no later than September 30, 2023. On September 10, 2023, the Company and Investor A signed a supplementary agreement to revise the aforementioned payment date of September 10, 2023 to September 30, 2023, which is aligned with the payment schedule outlined in the second original agreement.

On August 15, 2023, Datasea entered into a subscription agreement (the “Agreement”) with a non-U.S. investor ( “Investor B”), pursuant to which the Company agreed to sell and Investor B agreed to purchase an aggregate of 2,962,963 shares of common stock price (the “Shares”) at a $1.35 per share purchase price, with a total subscription price of $4,000,000. Such Shares must be held for a period of 180 days. Within 5 business days after the signing of the Agreement, Investor B shall pay the amount of $714,286 to the Company, which has been received by the Company as of August 16, 2023, and additionally and before October 15, 2023, Investor B shall pay the remainder amount of $3,285,714 to the Company.

On September 13, 2023, Datasea Inc. announced the closing of its underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for aggregate gross proceeds of approximately $1.635 million, after deducting underwriting discounts and other offering expenses. In addition, the Company has granted the underwriter a 45-day option to purchase up to an additional 750,000 shares of common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. EF Hutton, division of Benchmark Investments, LLC, acted as the sole book-running manager for the offering. The common stock was offered by the Company pursuant to a “shelf” registration statement on Form S-3 (File No. 333-272889), which was filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on July 21, 2023.

Our CORPORATE History and STRUCTURE

VIE Agreements

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

A condensed consolidating schedule that breaks down the operations and depicts the financial position, cash flows, and results of operations as of the same dates and for the fiscal years ended June 30, 2021 and 2020 in tabular form was contained in pages F-12 to F-16 of the 2021 Annual Report.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S.. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over the consolidated VIE, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

Our Organizational Structure

The Company’s organizational chart as of September 20, 2023:

Zhixin Liu
Fu Liu
Other Holder
31.4%
18.6%
50%
Datasea Inc.
(a Nevada corporation)
100%
100%
Shuhai Information Skill(HK) Limited
(a Hong Kong Limited Company)
Datasea Acoustics LLC.
(Delaware,USA)
100%
Tianjin Information Sea Information Technology Co.Ltd.
(a PRC Limited Liability Company)
VIE Contractual Agreements
Shuhai Information Technology Co.Ltd.
(a PRC Limited Liability Company)
1%
99%
1%
99%
Beijing Yiying Business Management Development Center (Limited partnership )
Beijing Yirui Business Management Development Center (Limited partnership )
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
Guohao Century (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Heilongjiang Xunrui Technology Co., Ltd. (a PRC Limited Liability Company)
Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (a PRC Limited Liability Company)
Nanjing Shuhai Equity Investment & Fund Management Co., Ltd. (a PRC Limited Liability Company)
9.09%
100%
100%
99%
90%
99%
Zhongnuohui (Hangzhou) Information Technology Co., LTD
Hangzhou number intelligence geek technology Co., LTD
Hangzhou Zhangqi Business Management Partnership (Limited Partnership )
Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd. (a PRC Limited Liability Company)
10%
Shenzhen Acoustic Effect Management Partnership (Limited Partnership )

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report for a narrative of our organization structure and operating subsidiaries, including their dates of incorporation and history.

Competitive Strengths

The Company believes our market position and potential future growth can be attributed to the following key factors and competitive strengths:

Innovative technologies and products: Companies with a track record of innovations and a pipeline of new technologies and products can maintain a competitive advantage, which includes focusing on the core industries of acoustics and artificial intelligence (AI), actively participating in the formulation of industry technical standards and the building of a protective barrier, and developing international technical cooperation in China and the United States. We continue to enhance our technological leadership in the field of acoustics, along with the market opportunities created.

Global presence: An extensive international presence can open up new markets and revenue streams, based on the building of operational platforms and market channels in the United States, and the establishment of Datasea Acoustics LLC, a Delaware subsidiary in the U.S., confirms the Company’s pace and determination in implementing its global business strategy.

Strong and diverse management team: The Company has an experienced and visionary management team that can effectively drive strategic plans and adapt to market changes.

Building an international talent team is essential for the sustainable development of the Company. Firstly, we actively tap into internal potential by sending our Vice General Manager of the Research and Development Department, Mr. Li Huan, to pursue further education at a university in Austria. This helps us cultivate talents reserve and acquire new technological knowledge. Secondly, we continuously recruit specialized talents, both in China and the United States, to enhance the Company’s capabilities in management, marketing, sales, capital markets, and corporate governance, promoting our level of internationalization.

The Company’s management team is also very diversified. Among the five members of the board of directors, there are three males and two females, a 40% female representation on the board. Additionally, within the Company’s management, there are four Asian and one White executives. Taking into account the Chief Financial Officer (CFO) and Chief Technology Officer (CTO), the Company’s executive team comprises seven members, including four males and three females. This reflects the Company’s commitment to and demonstration of diversity, equality, and transparency.

Endorsement from the third-party technical certification: Leading third-party labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col. Meanwhile, this strategic shift and process support the Company to provide a safer and healthier lifestyle for users worldwide in the post-pandemic era with a greater focus on protection and quality of life.

ESG (Environmental, Social, and Governance) Initiatives: Commitment to ESG principles can attract socially responsible investors and enhance the Company’s reputation.

Research and Development

Datasea’s board of directors and management attach great importance to the building of a technological product innovation and research and development system.

Primarily, the Company’s core research and development efforts are directed towards the advancement and innovation of various technologies encompassing acoustic applications and artificial intelligence. The overarching objective of innovative research rooted in acoustics is to provide technical support for the development of acoustic applications across various industries. In the realm of acoustic intelligence, which includes ultrasound, infrasound, directional sound, and Schumann resonance, the Company has carried out in-depth collaborations with esteemed research institutions such as the Institute of Acoustics at the Chinese Academy of Sciences, the Institute of Artificial Intelligence, the China Institute of Information and Communication Technology, the China Institute of Standards, and the China Artificial Intelligence Industry Alliance in technological innovation, expert resources, and the industry standards development.

As of now, the Company’s acoustic research and development has formed a core application matrix of acoustic technology with ultrasound as the core and Schumann resonance and directional sound as the assistance.

In terms of ultrasound, the Company innovatively uses the longitudinal wave collaborative field of air ultrasound, and the skin-promoting effect of standing surface wave accelerates the skin repair cycle. Moreover, the high-frequency vibration characteristics of ultrasound are fully reflected in the micro-particle atomization method, and the atomization spray using special consumables can fully penetrate into the dermis of the skin, which can double skin repair effect.

In terms of directional sound, the Company has achieved a breakthrough in the transmission of sound waves within an extremely narrow angle (25 degrees) and also achieved signal recovery at the lowest audible frequency in the world (20Hz).

In addition, the Company’s R&D team has developed a general pretrained transformer based on AI and a pretrained Large Language Model (LLM) with deep scene fusion. The intelligent service module based on the large language model has been widely used in the Company’s 5G messaging business and digital city services, which can effectively improve user efficiency.

Intellectual property rights

The Company has established the main direction of technical innovation and application of non-visual convergent technology with acoustic intelligence as the core. As of September 2023, Shuhai Beijing has four currently valid patents (all patents here are PRC registered), Xunrui Technology has two valid patents and Tianjin Information has one currently valid patent, Shenzhen Jingwei has three valid patents, Shenzhen Acoustic has four valid patents, Shuhai Beijing also has twelve patent applications under substantive examination, as shown below:

The Company actively develops and uses acoustic intelligent technologies and products to establish technical barriers and thresholds that are different from other competitors. Research and Development has always been the core and driving force of the Company’s development. The Company strengthens the application and industrialization of the unique intelligent acoustics technology Landing services and fully implements the industrial and technological layout of acoustic sterilization, acoustic medical beauty, acoustic medical treatment, acoustic agriculture, and acoustic detection. In the post-epidemic era, the Company launched a series of acoustic sterilization products that utilize the interaction between ultrasound and biology. Mastering the core technology to solve practical problems using the characteristics of sound waves (especially ultrasound and infrasound) enables the Company to seize the opportunity in the field of acoustic intelligence industry.

As of September 2023, the Company has made the following achievements in patent applications from the State Intellectual Property Bureau:

Publication and Granted Patents:

No.	Publication Number	Description	Application Status

Patents Owned by Shuhai Beijing

1	CN108922101B	An smart security campus management system of Shuhai Information	Granted
2	CN108871456B	Shuhai security intelligent sensor system	Granted
3	CN109033874B	A multi-role login method and system of Android program based on SQlite database	Granted
4	CN111179546	An adaptive distributed audio alarm method and system	Granted

Patents Owned by Tianjin Information

5	CN108961661B	Three-dimensional smart security alarm linkage system	Granted

Patents owned by Xunrui Technology

6	CN110374479B	A type of intelligent security equipment	Granted
7	CN112964372B	The invention relates to a new infrared temperature measuring device and a temperature measuring method.	Granted

Patents owned by ShenzhenJingwei Technology

8	CN107036218B	A novel ultrasonic atomizer device	Granted
9	CN218853183U	The handle used for sterilizing the device	Granted
10	CN218247901U	Ultraviolet ultrasonic plasma disinfection equipment	Granted

Patents owned by Acoustic Effect Technology

11	CN307831947S	Acoustic effect disinfection instrument type I (universal)	Granted
12	CN307831948S	Acoustic effect disinfection man-machine coexistence instrument I	Granted
13	CN307831949S	Acoustic effect disinfection instrument I (high-end version)	Granted
14	CN307830199S	Intelligent acoustic effect handle type I	Granted

Patents under Substantive Examination:

No.	Publication Number	Description	Application Status

Shuhai Beijing:
1	CN109146406A	The attendance system of Shuhai Information based on GPS positioning information supported RFID technologies	Substantive examination
2	CN108985423A	An electronic student card system of Shuhai Information	Substantive examination
3	CN111191540A	An object status analysis method and system based on thermal gradient	Substantive examination
4	CN111243623A	A method, device and system concerning progressive audio alarm	Substantive examination
5	CN111179527A	An alarm method, device, system and storage medium based on dynamic audio information	Substantive examination
6	CN111191656A	Behavior recognition method and system based on multi-spectral image information	Substantive examination
7	CN2019113640070	An S-AIOT information management method and system based on consensus mechanism	Substantive examination
8	CN111212445A	An S-AIOT information processing method and system based on neural network	Substantive examination
9	CN111179969A	An alarm method, device, system and storage medium based on audio information	substantive examination
Xunrui Technology:
10	202110164267.4	The invention relates to an intelligent temperature detection method, device and electronic equipment	Substantive examination
11	202110162293.3	Facial expression recognition method, device and electronic equipment based on complex scene	Substantive examination
Shuhai Zhangxun:
12	2021114316160	Intelligent information communication system based on 5G message	Substantive examination
Shuhai Jingwei:
13	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	Accepted

Major products

The Company mainly focuses on developing the following two categories of products: software and smart hardware devices.

Software system - mainly refers to software systems and solutions related to 5G messaging cloud platforms/5G digital platforms and smart cities. As a result of the Company’s increased investment in R&D and the training of technical talents, the Company’s software has a total of 106 copyright registrations in China, of which Shuhai Beijing owns 35 Software Copyright registrations, Xunrui owns 27 Software Copyright registrations, Tianjin Information owns 23 Software Copyright registrations and Shuhai Acoustic owns 3 Software Copyrights, and Shenzhen Jingwei owns 18 Software Copyrights. The details are as follows:

Software Copyright Owned by Shuhai Beijing
No.	Certification	Certificate No.
1	Shuhai XIN Platform internet activity audit security management system V1.0	Ruan Zhu Deng Zi No.1054520
2	Shuhai XIN Platform WIFI device feature collection management system V1.0	Ruan Zhu Deng Zi No.1111383
3	Shuhai XIN Platform micro mall system V1.0	Ruan Zhu Deng Zi No.1111535
4	Shuhai XIN Platform SMS platform system V1.0	Ruan Zhu Deng Zi No.1111683
5	Shuhai XIN platform 3G website content management system V1.0	Ruan Zhu Deng Zi No.1111690
6	Shuhai media advertising system V1.0	Ruan Zhu Deng Zi No.1111694
7	Shuhai XIN platform micro marketing system V1.0	Ruan Zhu Deng Zi No.1111700
8	“Shuhai Safe Campus” mobile end - security management system V2.0	Ruan Zhu Deng Zi No.1575317
9	“Shuhai Safe Campus” security management system V2.0	Ruan Zhu Deng Zi No.1575313
10	“Shuhai XIN Platform” front-end equipment control system for smart elevator detection V2.0	Ruan Zhu Deng Zi No.1574419
11	“Shuhai XIN Platform” smart elevator inspection & pre-alarm management platformV2.0	Ruan Zhu Deng Zi No.1575648
12	“Shuhai XIN Platform” smart elevator real-time monitoring and alarm management platform V2.0	Ruan Zhu Deng Zi No.1575758
13	“Shuhai XIN Platform” smart elevator screen equipment monitoring system V2.0	Ruan Zhu Deng Zi No.1575665
14	“Shuhai XIN Platform” smart advertisement launching system V2.0	Ruan Zhu Deng Zi No.1575670
15	Shuhai Information smart safe campus management system V1.0	Ruan Zhu Deng Zi No.2888248
16	Shuhai Information XIN Platform security management system (Android Version) V2.21	Ruan Zhu Deng Zi No.2918496
17	Shuhai information XIN platform security management system (IOS version) V2.21	Ruan Zhu Deng Zi No.2918467
18	Shuhai Information big data smart decision-making platform for governmental affairs V1.0	Ruan Zhu Deng Zi No.2962930
19	Shuhai Information campus smart brain information management platform V1.0	Ruan Zhu Deng Zi No.2961899
20	Shuhai Information university big data innovation laboratory platform V1.0	Ruan Zhu Deng Zi No.2962919
21	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
22	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
23	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
24	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
25	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176483
26	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
27	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
28	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
29	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
30	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484
31	The three-dimensional linkage system for Epidemic Prevention and control in Shuhai Information Community V1.0	Softcopy Registration No.7128687
32	Shuhai information scanning code aggregation payment system	Softcopy Registration No.7299094
33	Shuhai information social group purchase system	Softcopy Registration No.7296663
34	Shuhai information face recognition payment system V1.0	Softcopy Registration No.7298094
35	Shuhai information online shopping mall System	Softcopy Registration No.7300125

Software Copyright owned by Xunrui Technology
No.	Certification	Certificate No.
36	Xunrui smart security integrated management platform v1.0	Ruan Zhu Deng Zi No.5201855
37	Xunrui big data visual analytics platform v1.0	Ruan Zhu Deng Zi No.5201772
38	Xunrui visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201824
39	Xunrui non-visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201861
40	Xunrui epidemic prevention and control linkage early warning system v1.0	Ruan Zhu Deng Zi No.5201704
41	Xunrui smart campus security management system v1.0	Ruan Zhu Deng Zi No.5201776
42	Xunrui smart scenic area security management system v1.0	Ruan Zhu Deng Zi No.5201574
43	Xunrui smart community security management system v1.0	Ruan Zhu Deng Zi No.5201869
44	Xunrui smart one-key alarm management system v1.0	Ruan Zhu Deng Zi No.5201784
45	Xunrui smart guest management system v1.0	Ruan Zhu Deng Zi No.5201780
46	Xunrui O2O community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.9940999
47	Xunrui Smart Campus Security cloud platform system V1.0	Ruan Zhu Deng Zi No.9941054
48	Xunrui Wisdom canteen arrangement system V1.0	Ruan Zhu Deng Zi No.9941000
49	Xunrui aggregation message cloud platform V1.0	Ruan Zhu Deng Zi No.9941047
50	Xunrui B2B2C online mall system V1.0	Ruan Zhu Deng Zi No.9941055
51	Xunrui Wisdom Canteen Food traceability system V1.0	Ruan Zhu Deng Zi No.9995289
52	Xunrui 5G message cloud platform V1.0	Ruan Zhu Deng Zi No.9995307
53	Xunruirong media information marketing platform	Ruan Zhu Deng Zi No.10318231
54	Xunrui comprehensive online Office OA System	Ruan Zhu Deng Zi No.10318229
55	Xunrui integrated security cloud platform	Ruan Zhu Deng Zi No.10318227
56	Xunrui Smart Apartment management system	Ruan Zhu Deng Zi No.10318271
57	Xunrui Aggregate payment and settlement system	Ruan Zhu Deng Zi No.10318221
58	Xunrui AI intelligent algorithm analysis platform	Ruan Zhu Deng Zi No.10318230
59	Xunrui intelligent acoustic recognition system	Ruan Zhu Deng Zi No.10318269
60	Xunrui Intelligent Park management system	Ruan Zhu Deng Zi No.10318270
61	Xunrui Wisdom Catering System	Ruan Zhu Deng Zi No.10318268
62	Xunrui satellite remote sensing - Agricultural Management System	Ruan Zhu Deng Zi No.10318228

Software Copyrights owned by Tianjin Information
No.	Certification	Certificate No.
63	Campus danger alarm system V1.0	Ruan Zhu Deng Zi No.7177594
64	Community prevention and control personnel information registration system V1.0	Ruan Zhu Deng Zi n No.7140470
65	Intelligent Community Management System V1.0	Ruan Zhu Deng Zi No.7125871
66	Community prevention and control health information Management system V1.0	Ruan Zhu Deng Zi No.7131600
67	Campus epidemic prevention and control personnel access management system based on face recognition	Ruan Zhu Deng Zi No.7263518
68	Campus epidemic prevention and control temperature measurement data management system	Ruan Zhu Deng Zi No.7242759
69	Intelligent community intelligent monitoring and management system V1.0	Ruan Zhu Deng Zi No.7558127
70	Campus information Management System V1.0	Ruan Zhu Deng Zi No.7561345
71	Intelligent community access control management system	Ruan Zhu Deng Zi No.7568924
72	Community prevention and control temperature measurement data management system	Ruan Zhu Deng Zi No.7565701
73	Campus monitoring system V1.0	Ruan Zhu Deng Zi No.7570612
74	Community prevention and control personnel information Management system V1.0	Ruan Zhu Deng Zi No.7570807
75	Campus Intelligent acoustic Warning System V2.0	Ruan Zhu Deng Zi No. 8580724
76	Intelligent acoustic Early warning System V2.0 for medical and nursing environment	Ruan Zhu Deng Zi No. 8580553
77	Intelligent acoustic Early warning system V2.0 for public places	Ruan Zhu Deng Zi No. 8580552
78	Swimming pool intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No. 8580686
79	Home Intelligent Acoustic Warning System V2.0	Ruan Zhu Deng Zi No. 8580685
80	Hotel Intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No. 8580725
81	5G message data acquisition System 1.0	Ruan Zhu Deng Zi No.11109956
82	5G message aggregation cloud platform	Ruan Zhu Deng Zi No.11109703
83	Cockpit management platform	Ruan Zhu Deng Zi No.11109957
84	Data Asset Management Platform 1.0	Ruan Zhu Deng Zi No.11109896
85	Digital Employee Management System 1.0	Ruan Zhu Deng Zi No.11109704

Software Copyrights owned by Acoustic Effect Technology

86	High frequency acoustic effect air coupling algorithm software V1.0	Ruan Zhu Deng Zi No.9854777
87	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Ruan Zhu Deng Zi No. 9877299
88	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Ruan Zhu Deng Zi No.9864534

Soft Copyrights owned by Shuhai Jingwei

89	Square intelligent acoustic early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358
90	Community medical center intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322366
91	Stadium intelligent acoustic early warning and identification system 1.0	Ruan Zhu Deng Zi No.10319630
92	Home intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322359
93	College intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322365
94	Apartment intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10319699
95	Shuhai Jingwei 5G message aggregation cloud platform	Ruan Zhu Deng Zi No.10688735
96	Shuhai Jingwei Data collection system V1.0	Ruan Zhu Deng Zi No.10688734
97	Shuhai Jingwei digital team management system	Ruan Zhu Deng Zi No.10688737
98	Shuhai Jingwei messaging platform 1.0	Ruan Zhu Deng Zi No.10688736
99	Shuhai Jingwei message marketing cloud platform 1.0	Ruan Zhu Deng Zi No.10688734
100	Shuhai Jingwei data asset management platform V1.0	Ruan Zhu Deng Zi No.11022539
101	Shuhai Jingwei SOP management system	Ruan Zhu Deng Zi No.10688732
102	Shuhai Jingwei smart community integrated management client platform	Ruan Zhu Deng Zi No.10688733
103	Shuhai Jingwei Intelligent Park security cloud platform	Ruan Zhu Deng Zi No.10688731
104	High frequency acoustic effect air coupling algorithm software V1.0	Ruan Zhu Deng Zi No.10688740
105	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Ruan Zhu Deng Zi No.10688739
106	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Ruan Zhu Deng Zi No.10688738

Intellectual Property Planning

Datasea is dedicated to cultivating a core product portfolio within the realm of acoustic intelligence, with a primary focus on the integration of acoustics and artificial intelligence. The Company is actively pursuing patent applications to establish a robust technological barrier. Over the course of the next three years, Datasea has outlined its strategic goals, centering its efforts on promising domains such as ultrasound, Schumann resonance technology, and directional sound. The intended achievements include:

Shuhai Beijing, serving as the Company’s flagship operating entity in China, aims to secure a total of 20 new invention patents and 10 international patents within the field of acoustics.

Our overseas subsidiary, primarily based in Delaware, intends to obtain 5 U.S. invention patents and 5 international invention patents in the domain of acoustics.

These strategic endeavors underscore Datasea’s commitment to innovation and its ambition to solidify its position as a leading player at the intersection of acoustics and artificial intelligence.

R&D Investment

As for the fiscal year ended June 30, 2022 and 2023, we spent $1,259,739 and $938,784 on research and development, respectively. Datasea, the VIE, and its subsidiaries intend to invest approximately $10 million in technological product development over the next three years. The budget for each sector is presented in the table below.

No.	Item	% in budget
1	Salary of R&D personnel (incl. the introduction of high-end talents)	58%
2	Procurement of scientific research facilities	20%
3	Procurement of testing devices	6%
4	Intermediate testing and tooling	5%
5	Establishment of new technical schedule	4%
6	Appointment of external technical experts	5%
7	Others	2%

Product Manufacturing

Intelligent hardware terminals

For the fiscal year ended June 30, 2023, our products primarily consist the “HailiJia” series of ultrasonic air sterilizer products, including 1) In-door models (floor and desktop models) suitable for different areas and functions, and 2) In-vehicle models; 3) Restroom and Cloakroom purification and deodorization. Comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, hotels, transportation and residential buildings.

●	Ultrasonic air sterilization products

●	Air purification and deodorization products:

For restroom model

For cloakroom model

●	New products planned

Skin Repair Robot (Coming soon)

Sleep Monitor (Coming soon)

Production mode

In the Chinese market, on the basis of a comprehensive understanding of the industry and the market, the Company has adopted the model of manufacturing outsourcing in the production of intelligent acoustic hardware products and an independent or joint design model in product appearance, and established the control process of “prototype selection - prototype determination - content determination - replication efficiency and replication effect” on the basis of product line standardization. At the same time, the Company has established the R&D management process from “approval-node monitoring-assessment”, and optimized the standard manufacturing process and construction management process to guide factory production, supply chain procurement and project site construction. During the reporting period, the Company has added a professional antivirus and odor removal equipment manufacturer to customize and produce bathroom and cloakroom odor products and equipment using Datasea’s intelligent acoustics technology. Meanwhile, Schumann sleep aid product has been finalized and developed with partner manufacturers.

In the U.S. market, with the establishment of Datasea Acoustics LLC, a subsidiary in the United States, the establishment of assembly lines and production lines has been initiated. At the same time, cooperation with various local manufacturing enterprises will also be a rapid way to realize international production of products.

Control over manufacturing process and quality

1.	The Company has the following requirements on outsourcing partners: independent production facilities, advanced manufacturing equipment, smart production lines, abundant outsourcing cooperation cases and a good reputation in the industry.

2.	Outsourcing partners shall pass through ISO9001:2008, ISO14001:2004, OHSAS18001:2007 and CCC certification, and meet our production and manufacturing standards.

3.	Outsourcing partners should have a separate quality management department to take charge of the overall quality management system including establishment, maintenance and continuous improvement.

4.	Outsourcing partners should have built up a relatively complete quality management system;

SQA: control over supplier quality system, quality standard formulation, quality assurance capability improvement and guidance, material quality confirmation;

IPQC: responsible for quality control of the manufacturing process, to make sure that the manufacturing process meets relevant technical and quality requirements, and problems are timely identified, back-fed and addressed;

QC: responsible for overall inspection and delivery inspection of finished products.

5.	The Company checks whether the manufacturing quality of outsourcing partners meets the Company’s requirements by assigning resident personnel to do sample test of manufactured goods and collecting feedback from the customer experience.

Outsourcing partners and outsourced products

As of June 30, 2023, we have established partnerships with approximately 60 outsourcing partners. We are currently seeking other outsourcing partners and looking for new opportunities to retain and optimize our outsourcing and supply chain resources.

Government Regulation and Licenses

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

Shuhai Beijing currently maintains the following licenses issued by the PRC government that are material to its operations:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issued by Beijing Municipal Bureau of Statistics;

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology;

●	Security Engineering Qualification Certificate issued by China Security Technology Prevention Industry Association; and

●	The information security management system certification certificate issued by New Century Inspection and Certification Co., Ltd;

●	Environmental Management System Certification Certificate issued by Beijing Xinjiyuan Certification Co., Ltd;

●	Occupational Health and Safety Management System Certification Certificate issued by Beijing Xinjiyuan Certification Co., Ltd

●	Quality Management System Certification Certificate issued by Zhengbiao Lianxin (Beijing) Certification Service Co., Ltd

●	Network Culture Business License issued by the Beijing Municipal Bureau of Culture and Tourism

Shuhai Beijing also maintains the following certificates for its business:

●	National High Tech Enterprises Certificate jointly issued by Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, and Beijing Municipal Tax Service, State Taxation Administration;

●	Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee;

●	Membership Certificate issued by China Security Technology Prevention Industry Association;

●	Information Security Management System Certificate issued by Beijing Inspection and Certification Limited Company; and

●	Environmental Management System Certificate issued by Huaxinchuang (Beijing) Certification Center Co., Ltd

Employees

As of the date of this report, we have approximately 53 full-time employees and no part-time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	5
Human Resources Administrative Management	10
Internal Controls	1
Capital Operation	2
Purchase	3
Marketing and Sales	5
Research & Development	21
Finance & Accounting	6
Total	53

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

Risks Relating to Our Business and Industry

We have a limited operating history as a developer of intelligent acoustics, 5G messaging and other products and services. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. The operating entity, Shuhai Beijing, was formed in February 2015 and may not generate material revenue or any profit in the foreseeable future. We are still in the process of developing, marketing and expansion of our business. We expect that our intelligent acoustics (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G messaging and other products and services will be our core business in the future. We have limited experience and operating history in developing and marketing our products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the potential growth opportunities associated with our products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early and development stage company and have limited financial resources. We had cash balances of $164,217 and $19,728 as of June 30, 2022 and June 30, 2023, respectively. We generated revenues of $7,045,311 during the year ended June 30, 2023. We had a net cash outflow of $144,489 during fiscal year ended June 30, 2023. We had a deficit of approximately $28,067,500 at June 30, 2023.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated revenue of $7,045,311 from our business during the year ended June 30, 2023, and our expenses will be accrued until sufficient financing is obtained or our shareholders loan us the necessary funds to pay for these expenses.

On August 1, 2023, the “Company entered into two separate subscription agreements with a certain non-U.S. investor (“Investor A”), pursuant to which the Company agreed to sell and Investor A agreed to purchase an aggregate of 4,760,000 shares of common stock price at a $1.2 per share purchase price. Such shares must be held for a period of 365 days. In accordance with such two agreements and a subsequent supplementary agreement, Investor A shall pay a total purchase price of $5,712,000 in RMB, at an amount of RMB 40,000,000, no later than September 30, 2023. On September 21, the Company has received all of the payment of RMB 40,000,000.

On August 15, 2023, Datasea Inc. (the “Company”) entered into a subscription agreement with a non-U.S. investor (the “Investor B”), pursuant to which the Company agreed to sell and Investor B agreed to purchase an aggregate of 2,962,963 shares of common stock at a $1.35 per share purchase price, with a total subscription price of $4,000,000. Such shares must be held for a period of 180 days. On August 16, 2023, the investor made the initial investment payment of RMB 5,000,000 to the Company, equal to $714,286.

On September 13, 2023, the Company closed its underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for aggregate gross proceeds of approximately $1,635,000, after deducting underwriting discounts and other offering expenses. In addition, the Company has granted the underwriter a 45-day option to purchase up to an additional 750,000 shares of common stock at the public offering price per share.

Although such liquidity concern may be mitigated by the Company’s sale of shares, no assurances can be given that we will be able to obtain funds from our shareholders or others to continue our operations in the future. We may need to seek additional financing. The financing sought may be in the form of equity or debt financing or a combination of both from various sources as yet unidentified. No assurance can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern and the failure to do so could cause us to cease our operations.

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

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources to key growth areas, such as intelligent acoustics, 5G messaging and other products and services. We are likely to recognize the costs and expenses associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Our business substantially depends upon the continued growth of intelligent acoustics, 5G messaging and other products and services, the decrease of which could have a negative impact on our business.

A substantial portion of our business and revenue depends on the growth of intelligent acoustics, 5G communication in the PRC and globally, including the continued development and expansion of the Internet. To the extent that an economic slowdown or economic uncertainty and any related reductions in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results and financial condition.

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

The sonic air sterilization products we provide is highly complex as the products incorporate both hardware and software technologies. There can be no assurance that the pre-shipment testing programs we develop in the future will be adequate to detect all defects, including defects in individual products or defects affecting numerous shipments. Such potential defects might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. As an example, software typically contains bugs that can unexpectedly interfere with expected operations. From time to time, we will have to replace certain components and provide remediation in response to the discovery of defects or bugs in our products. There can be no assurance that such remediation, depending on the product involved, would not have a material adverse impact on our business. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, additional inventory costs, or product reengineering expenses, any of which could have a material adverse impact on our revenue, margins and net income.

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

Technologies change rapidly in the intelligent acoustics, 5G messaging industries with frequent new products and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

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

Our management has assessed the effectiveness of our internal control over financial reporting with an assessment report as of June 30, 2023, and plans to shorten the cycle and increase the frequency concerning the testing cycle for the effectiveness of internal control measures. The annual risk control assessment reporting system will be improved to a quarterly risk control assessment system.

Our efforts in the building of our internal control system are not limited to the formulation and implementation of financial management and control measures, but focuses on the combination of comprehensive and targeted control to build up an internal control system that best fits us. According to the management system imperfections concerning job responsibilities and departmental processes that are identified through self-examination, the Company, by highlighting six elements of “internal environment, risk assessment, control activities, information and communication, and internal supervision” and seven control measures of separate control of incompatible functions, authorization and approval control, accounting system control, property protection control, budget control, operation analysis control and performance appraisal control”, is gradually establishing and improving an internal control system featuring organizational structure, development strategy, human resources, social responsibility, corporate culture, financial activities, procurement business sales business, research and development, financial reports, comprehensive budget, contract management, internal information transfer and information system and other contents, and it is formulating the internal control system applicable to the whole company and organizing related implementation in accordance with relevant laws and regulations and supporting measures..

By the end of the fiscal year ended June 30, 2023, we have established a Risk Control Department led by the internal control director and external legal counsels to ensure the Company’s compliance with relevant regulations and risk management requirements. We also formulated new policies or integrated a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, policy to prevent and detect fraud, assets and inventory management, internal audit policy and cost accounting. We further set up bookkeeping under U.S. GAAP and we provided training for our employees, such as the Finance Department, Marketing Department, and senior executives. We also set up the International Affair Department to strengthen our compliance and financing management in the international capital market.

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

Risks Relating to Our Corporate Structure

Our corporate structure, in particular, the Variable Interest Entity (or VIE), and their agreements (or VIE Agreements), are subject to significant risks, as set forth in the following risk factors.

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

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity (the “VIE”) and its subsidiaries. Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of the VIE, instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock currently listed on the Nasdaq Capital Markets are shares of Datasea, our Nevada holding company, that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 22 and “VIE Agreements” on page 4.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. We also believe that each of the contracts among our wholly-owned PRC subsidiary, the consolidated VIE and its shareholders is valid, binding and enforceable in accordance with its terms. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Thus, the PRC governmental authorities may take a view contrary to the opinion of our PRC legal counsel. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structure will be adopted or if adopted, what they would provide. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

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

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. The occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations and the market price of our common stock. In addition, if the imposition of any of these penalties or requirement to restructure our corporate structure causes us to lose the rights to direct the activities of the consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements, which may cause the value of our securities to significantly decline or even become worthless.

We depend upon the VIE Agreements in conducting our business in the PRC, which may not be as effective as equity ownership.

We rely on contractual arrangements with the consolidated VIE and its shareholders, Zhixin Liu, Chairman of the Board, CEO and President of Datasea, and Fu Liu, a Director of Datasea (Fu Liu is the father of Zhixin Liu), to operate our business. The affiliation with Shuhai Beijing is managed through the VIE Agreements, which agreements may not be as effective in providing us with control over Shuhai Beijing as equity ownership. These contractual arrangements may not be as effective as equity ownership in providing us with control over the consolidated VIE. If the consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by the consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the consolidated VIE, including such equity interest, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the contractual arrangement or ownership by the record holder of the equity interest.

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

All of our business is conducted through Shuhai Beijing, which is considered a VIE for accounting purposes, and we are considered the primary beneficiary, thus enabling us to consolidate its financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE under applicable accounting rules, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for accounting purposes. If such entity’s financial results were negative, this would have a corresponding negative impact on our operating results for reporting purposes.

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

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions entered into by the subsidiary and the PRC operating affiliate are found not to have been conducted on an arm’s length basis or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow tax savings, adjust the profits and losses of the respective PRC entities and assess late payment interest and penalties.

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

The approval and/or other requirements of the CSRC or other mainland China governmental authorities may be required in connection with our issuance of securities overseas under mainland China rules, regulations or policies, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such other requirements.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, purport to require offshore special purpose vehicles that are controlled by mainland China companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of mainland China domestic companies or assets to obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear. If CSRC approval is required, it is uncertain how long it will take for us to obtain such approval, and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or a delay in obtaining CSRC approval for our future issuance of securities overseas may subject us to sanctions imposed by the CSRC and other mainland China regulatory agencies, which could include fines and penalties on our operations in mainland China, restrictions or limitations on our ability to pay dividends outside of mainland China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations.

Furthermore, on July 6, 2021, the PRC government promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the July 6 Opinions, which, among other things, called for enhanced administration and supervision of overseas-listed mainland China-based companies, proposed to strengthen the supervision of the overseas issuance and listing of shares by mainland China-based companies and clarified the responsibilities of competent domestic industry regulators and government authorities. On December 28, 2021, the CAC, together with other relevant administrative departments, jointly released the Cybersecurity Review Measures, which took effect on February 15, 2022. Pursuant to the Cybersecurity Review Measures, network platform operators with personal information of over one million users shall apply with the Cybersecurity Review Office for a cybersecurity review before going to list abroad.

The new rules for the filing-based administration of overseas securities offerings and listings by Chinese domestic companies released on February 17, 2023, or New Filing Rules, establish a new filing-based regime to regulate overseas offerings and listings by domestic companies. According to the New Filing Rules, (i) an overseas offering and listing by a domestic company, whether directly or indirectly, shall be filed with the CSRC; and (ii) the issuer or its affiliated domestic company, as the case may be, shall file with the CSRC for its initial public offering, follow-on offering, issuance of convertible bonds, offshore relisting after go-private transactions and other equivalent offing activities. In addition, after a domestic company has offered and listed securities in an overseas markets, it is required to file a report to the CSRC after the occurrence and public disclosure of certain material corporate events, including but not limited to, change of control and voluntary or mandatory delisting. From March 31, 2023, enterprises that have been listed overseas shall constitute existing enterprises and are not required to conduct the overseas listing filing procedure immediately, but shall carry out filing procedures as required if they conduct future offshore offerings or capital raising activities or are involved in other circumstances that require filing with the CSRC.

On February 24, 2023, the CSRC, together with other relevant government authorities, issued the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which became effective on March 31, 2023. According to the Archives Rules, domestic mainland China companies, whether offering and listing securities overseas directly or indirectly, must strictly abide the applicable laws and regulations when providing or publicly disclosing, either directly or through their overseas listed entities, documents and materials to securities companies, securities services providers such as accounting firms, or overseas regulators in the process of their overseas offering and listing. If such documents or materials contain any state secrets or government authorities work secrets, domestic companies must obtain the approval from competent governmental authorities according to the applicable laws, and file with the secrecy administrative department at the same level with the approving governmental authority. Furthermore, the Archives Rules also provides that securities companies and securities service providers shall also fulfill the applicable legal procedures when providing overseas regulatory institutions and other relevant institutions and individuals with documents or materials containing any state secrets or government authorities work secrets or other documents or materials that, if divulged, will jeopardize national security or public interest.

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

Datasea is a holding company and relies principally on dividends paid by its subsidiaries in China for our cash needs, including paying dividends and other cash distributions to our shareholders to the extent we choose to do so, servicing any debt we may incur and paying our operating expenses. Tianjin Information’s income in turn depends on the service fees paid by its affiliated entities, including the VIE, in China. Current PRC regulations permit the subsidiary in China to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under the applicable requirements of PRC law, Tianjin Information may only distribute dividends after it has made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends. In addition, if the subsidiaries or affiliated entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any such restrictions may materially affect such entities’ ability to make dividends or make payments, in service fees or otherwise, to us, which may materially and adversely affect our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections of interest relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws. In different administrative areas and regulations involves significant uncertainties, any of which could limit the available legal protections. In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

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

We must remit offering proceeds to China in a future securities issuance before they may be used to benefit our business in China, the process of which may be time-consuming, and we cannot assure that we can complete all necessary governmental registration processes in a timely manner.

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

We conduct substantially all of our operations in China through Shuhai Beijing, our consolidated VIE in China. All of our current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. Because of this, it may be difficult for you to conduct due diligence on our company, our executive officers or directors and attend stockholder meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

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

Our auditor is headquartered in the United States and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act and Accelerating Holding Foreign Companies Accountable Act.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in this report filed with the SEC and will issue audit reports related to our company in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. On December 2, 2021, the Securities and Exchange Commission adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in the United States and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s Determination Report. To the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

Our securities may be prohibited from trading on a national exchange or over-the-counter in the United States under the Holding Foreign Companies Accountable Act, if the PCAOB determines that it cannot inspect or fully investigate our auditors for two consecutive years. As a result, an exchange may determine to delist our securities.

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

In addition, our securities may be prohibited from trading on a national exchange or over-the-counter in the United States under the Holding Foreign Companies Accountable Act, if the PCAOB determines that it cannot inspect or fully investigate our auditors for two consecutive years.

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

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

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

Risks Relating to An Investment in Our Common Stock

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

On December 9, 2022, Datasea received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying Datasea that, for the preceding 30 consecutive business days, Datasea’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Therefore, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Rule”), Datasea was provided 180 calendar days, or until June 7, 2023, to regain compliance with the MVLS Requirement. Subsequently, on June 8, 2023, Datasea received a letter from Nasdaq indicating that Datasea had not regained compliance with the Rule (the “Delisting Notice”), and that accordingly, its securities will be delisted from Nasdaq. Thus, unless Datasea requests an appeal of that determination pursuant to procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of Datasea’s common stock will be suspended at the opening of business on June 20, 2023, and a Form 25-NSE will be filed with the SEC, which will remove Datasea’s securities from listing and registration on Nasdaq.

On June 14, 2023, Datasea requested an appeal of Nasdaq’s determination and a hearing before the Nasdaq Hearings Panel (the “Panel”). As stated in the Delisting Notice, a hearing request will stay the suspension of Datasea’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

On August 3, 2023, Datasea appeared before a Nasdaq hearing panel and requested for additional time to regain compliance with the MVLS Requirement. On August 11, 2023, Nasdaq issued a letter to the Company, granting an extension to regain compliance with the MVLS Requirement by October 2, 2023, or otherwise Datasea’s common stock will be delisted from Nasdaq. The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS Requirement.

On August 7, 2023, Datasea received a deficiency letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company, that based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

However, the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until February 5, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). If at any time before February 5, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Requirement, and the matter would be resolved.

If the Company does not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

If Datasea fails to regain compliance with Nasdaq’s listing rules, it could be subject to suspension and delisting proceedings. If Datasea’s securities lose their status on The Nasdaq Capital Market, Datasea’s securities would likely trade in the over-the-counter market. If Datasea’s securities were to trade on the over-the-counter market, selling Datasea’s securities could be more difficult because smaller quantities of securities would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of Datasea may be reduced. In addition, in the event Datasea’s securities are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in Datasea’s securities, further limiting the liquidity of such securities. A determination that our common stock is a “penny stock” will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for Datasea’s securities. Such delisting from The Nasdaq Capital Market and continued or further declines in Datasea’s share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.

Our majority stockholders will control our Company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our officers and directors collectively hold approximately 50.4% beneficial ownership of our Company. Two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our cybersecurity measure is primarily focused on ensuring the security and protection of computer systems and networks. All pertinent domestic operating entities of the Company shall adhere to a standardized Company Confidentiality System, which shall be centrally overseen and enforced by Shuhai Beijing, subject to oversight by our management and Board of Directors. This Company Confidentiality System shall include specific provisions for information pertaining to network security, data security, and information that, if disclosed, could have detrimental effects on the public interest and the Company. We plan to establish an appropriate confidentiality framework and adhere to relevant document management regulations. The Company and its employees are also required to sign confidentiality agreements for purposes including ensuring cybersecurity. As of the date of this report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

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

On October 8, 2022, Tianjin Information Sea Information Technology Co.Ltd. signed a lease contract with Beijing Kaipeng Technology Development Co., LTD. The lease area is 566.04 square meters, and the lease period is from October 8, 2022 to November 07, 2023. The monthly rent is RMB 63,703 (US $9,179). On February 8, 2023, Shuhai Information Technology Co.Ltd. signed a lease contract with Beijing Kaipeng Technology Development Co., Ltd. for a leased area of 391.06 square meters at a monthly rent of RMB 44,011.00 (US $6,342). The lease period is from 8 February 2023 to 7 November 2023.

We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2020, as amended on May 1, 2019. We pay an annual rent of approximately $2,930 for this space. This lease agreement was renewed for one year on May 1, 2020 and l expired April 30, 2021, with an annual rent at approximately $10,665.68.

Due to the business expansion of the Company, a new office was rented on October 1, 2019 to support operation of Heilongjiang Xungrui Technology Co., Ltd. The lease term is from October 1, 2019 to September 30, 2021 and the annual rent is approximately $23,293.85. The agreement was renewed for 7 months from October 1, 2021 to April 30, 2022 and monthly rental is RMB13,500 (US $2,090.72), and the total rent is RMB94,500 (US $14,635.05). Then the agreement was renewed again from May 1, 2022 to April 30, 2023, the monthly rental is RMB19,642.5 (US $3,042) and the annual rental is RMB235,710 (US $36,504). Heilongjiang Xungrui renewed the lease agreement, the lease term is one year, the lease area is 218.25 square meters.the agreement was renewed from May 1, 2023 to April 30, 2024, the monthly rental is RMB23,571 (US $3,396) and the annual rental is RMB282,852 (US $40,756).We believe the rented space is sufficient for our current operations.

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

On August 7, 2023, Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd. terminated the lease agreement.

Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. signed a lease contract with Shenzhen Hongfa real estate development Co., LTD. on August 15, 2023. The building covers an area of 321.87 square meters and will be leased from August 15, 2023 to August14, 2024 with a one months rent-free period. The monthly rent is approximately $6,493.05 (RMB 45,061.80).

Tianjin Information Sea Information Technology Co., Ltd. signed a house lease contract with Hangzhou Zhexin Information Technology Co., Ltd. on August 26, 2020. The house is located at Room 902-910, No.2 West Building, Xixi Yintai Commercial Center, Xihu District, Hangzhou, with a construction area of 1149 square meters. The lease term starts from September 11, 2020 to October 5, 2022, with a 25-day rent-free period. The rental for the first year rental is RMB 3.3/m2 / day, and the total rental is RMB 1,383,970.50, equivalent to $207,000. The rental for the second year is RMB 3.4 yuan/m2 / day, with a total rental of RMB1,425,909, equivalent to $202,777.20. The house security deposit is RMB 115,311.

On January 14, 2021, Tianjin Information Sea Information Technology Co., Ltd./Hangzhou Zhexin Information Technology Co., Ltd. And Hangzhou Zhangxun Information Technology Co., LTD signed a tripartite agreement and agreed that all rights and obligations of Tianjin Information Sea Information Technology Co., Ltd under original contract was assigned to Hangzhou Zhangxun Information Technology Co., LTD. The cost of the rental place to produce it, Including but not limited to rent, water, electricity, and property fees are all paid by Hangzhou Zhangxun Information Technology Co., LTD.

On September 12, 2022, Hangzhou Zhangxun Information Technology Co., LTD and Hangzhou Zhexin Information Technology Co., Ltd. changed the house lease contract. The lease area is 1,066 square meters. The lease term is from October 6, 2022 to October 5, 2023, and the monthly rent is RMB 98,205.25 (US $14,150). The annual rent is RMB1,178,463 (US $169,807.35).

On December 2, 2022, Hangzhou Zhangxun Information Technology Co., LTD and Hangzhou Zhexin Information Technology Co., Ltd. changed the house lease contract again, the lease area is 83 square meters, the lease term is from January 1, 2023 to October 5, 2023, a total of 278 days, the rent is 3.3 yuan/square meter/day. The total rental cost is RMB 76,144.20 (US $10,971.78).

Due to changes in office requirements, the above two lease agreements were terminated with Hangzhou Zhexin Information Technology Co., LTD on May 5, 2023.

On April 29, 2023, Guohao Century (Beijing) Technology Co., Ltd.signed a lease contract with Hangzhou Lanxin Real Estate Co., LTD. The lease area is 279.43 square meters, the lease period is from May 10, 2023 to May 9, 2025, and the monthly rent is RMB 15,908.88 (US $2,292).

In August 2019, we moved our headquarters from 1 Xinghuo Rd. Changning Building, Suite 11D2E, Fengtai District, Beijing, China, to 20th Floor, Tower B, Guorui Plaza, 1 Ronghua South Road, Technological Development Zone, Beijing, PRC.

Item 3. Legal Proceedings.

Neither we nor our subsidiaries are a party to any material pending legal proceedings. However, from time to time, we and our subsidiaries may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business and an adverse result in these or other matters may arise from time to time that may harm our business. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company with reference to pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock started trading on the NASDAQ Capital Market under the symbol “DTSS” in 2018. Based on the records of our transfer agent, we had 32,784,133 shares of common stock issued and outstanding as of September 20, 2023. We have not made any repurchases of the equity securities of Datasea for the period covered by this report.

Holder

We had 102 holders of record of our common stock as of September 20, 2023.

Dividends

We do not anticipate paying dividends on our common stock at any time in the foreseeable future. We currently plan to retain earnings, if any, for the development and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as our Board of Directors may deem relevant.

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

On April 28, 2022, the stockholders of the Company approved an amendment to the Company’s 2018 Plan at to increase the number of shares of the Company’s common stock reserved for issuance under the 2018 Equity Incentive Plan from 14,000,000 shares of common stock to 24,000,000 shares of common stock.

On June 20, 2023, the stockholders of the Company approved a further amendment to the 2018 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2018 Equity Incentive Plan from 14,000,000 shares of common stock to 24,000,000 shares of common stock.

The following table provides certain information with respect to all of our compensation plans in effect as of June 30, 2023:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders			$6.00	101,500
Equity Compensation Plans not approved by stockholders	—		—	—
Total		$

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

Overview

Company Structure

Datasea Inc. is a global technology company incorporated in Nevada USA on September 26, 2014, with subsidiaries and operating entities located in Delaware and China, that provides intelligent acoustics (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G messaging and other products and services to various corporate and individual customers. The acoustic business offers a wide range of cutting-edge products including high-quality sonic air disinfection solutions, skin repair and beauty solutions, as well as sleep-aid devices. Our products find extensive applications across various industries and sectors, including sonic antivirus, sonic beauty, sonic medical treatments, and sonic agriculture. Datasea’s common stock currently listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies which instead enable us to consolidate the financial results of the VIE and its subsidiaries with Datasea’s corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 22 and “VIE Agreements” on page 4.

Datasea is not a Chinese operating company but a Nevada-based holding company with its Delaware subsidiary, Datasea Acoustics LLC, serving as our U.S.-based international business platform. Additionally, through the Company’s subsidiary in China, Tianjin Information Sea Information Technology Co., Ltd (“Shuhai Tianjin”) and the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), we carry out business activities in China, along with its subsidiary entities. Shuhai Beijing possesses cutting-edge products and solutions in intelligent acoustics and 5G messaging applications to support a wide range of commercial enterprises, households and individuals in China.

Internationalization has always been a crucial strategy for the Company. Datasea incorporated a wholly-owned subsidiary, Datasea Acoustics LLC, based in the State of Delaware, USA. Datasea Acoustics LLC, established on July 31, 2023, represents our strategy of targeting the global market, including the U.S. market, and provides “intelligent acoustics” technology and products, which is a transformative blend of acoustics and artificial intelligence. The launch of Datasea Acoustics LLC in the U.S. serves a dual purpose: it solidifies Datasea’s commitment to the field of Intelligent Acoustics and emphasizes the Company’s plan to introduce cutting-edge antivirus acoustic solutions to the U.S. market. Datasea Acoustics LLC will begin to provide leading and high-quality ultrasonic air sterilizers, bathroom and cloakroom sterilizers and odor removal products, as well as continuous new products including ultrasonic Skin Repair Robots and Schumann frequency sleep monitors to the global market, mainly the U.S. market, catering to a broad and growing global consumer base.

Technology and Innovation

Datasea is the global initiator, promoter and practitioner of the concept of acoustic intelligence. Our commitment to technological advancement and global reach positions us at the forefront of delivering cutting-edge intelligent acoustics solutions, especially focusing on ultrasound, infrasound, directional sound and Schumann resonance technology, to meet the evolving needs of our customers and communities worldwide. The research and development of intelligent acoustics technology plays a vital role for the Company and is what makes us different. The Company has non-visual intelligent algorithms and techniques, intelligent acoustics technologies such as ultrasound and directional sound, and 5G messaging related technology. Combined with artificial intelligence (AI), machine learning and data analytics, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises of all types (over 99% are SMEs) and households in China.

As of the date of this report, Shuhai Beijing and its subsidiaries own 27 Patents and 106 Software Copyrights in the PRC, which include 10 pending patent applications in core technologies, to empower and grow the business. In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

The Company holds an outstanding position in the field of acoustics, particularly in the areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for seven joint laboratories to enhance the integration and collaboration of research resources. These collaborations and the establishment of these laboratories further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

Additionally, the Company, together with MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute, released China’s inaugural white paper on the acoustic intelligence industry. The paper shares compelling analysis and fact findings on intelligent acoustics technology, the commercialization of the technology, and the industry outlook. The white paper discussed the applications of the acoustic intelligence on an industry level, demonstrated the expectation for Datasea to lead the initiatives and highlighted the Company’s industry position in the field of acoustics.

Operational goals

The primary operational goals are: (i) Revenue Growth: drive revenue growth through strategies such as expanding the sales team and distribution channels and network, exploring new domestic and U.S. markets, and providing value-added services; (ii) Technological Innovation: continuously improve the technological level of the ultrasonic antivirus series products and services, as well as prospectively introduce the ultrasonic skin repair and AI diagnosis, Schumann frequency sleep monitors and other acoustic technologies in multiple fields of health to meet global market demand and maintain competitive advantage; (iii) Customer Satisfaction: provide customers with high-quality acoustic products and excellent services to promote customer retention and positive reputation; (iv) International Expansion: continue international expansion with a focus on U.S. market based on U.S. subsidiary’s operation, M&A and cross-cultural management; (v) Partnerships and Collaborations: foster partnerships, including collaborations with suppliers, partners, and research institutions; (vi) Risk Management: vigilantly identify, assess, and manage various risks, including market, legal, and supply chain risks; (vii) Shareholder Returns: generate healthy cash flow and returns for shareholders.

CEO’s Review:

Datasea achieved a number of new milestones in this fiscal year, while our net sales decreased to $7,045,311. The decline was partially due to the negative impact of the coronavirus pandemic. The COVID-19 pandemic has adversely disrupted the supply chain and negatively impacted the timing of the production and marketing of our ultrasonic products due to quarantines, facility closures, and travel and logistics restrictions related to the outbreak. During the epidemic, the demand for our 5G messaging business has also decreased due to the restrictions on the travel.

The decline of our net sales was also partially due to our strategic restructuring of our business lines. Datasea initially also carried out businesses in the Smart City sector and developed underlying platforms based on Internet of Things and Artificial Intelligence algorithm to provide smart city solutions such as smart campus, smart community, smart scenic sites. However, in recent years, there has been vicious competition in this industry, such as fighting for market share through massive losses, serious homogeneous competition, and unhealthy and disorderly market development. This is contrary to the strategy and values of our company: we adopt the differentiation strategy as well as strive for healthy and sustainable growth. We believe this strategic restructuring reflects our forward-looking vision and correct values.

Despite these, I am pleased with our performance, including the continuous improvement of technology and research and development capabilities, a wide range of acoustic product portfolio, the establishment of multiple marketing and sales channels and the cooperation of domestic and international leading technology laboratories. A more important measure of our success than short-term revenue is the establishment of Acoustic Intelligence as the core of our company’s strategy. Datasea is the global initiator, promoter and practitioner of the concept of acoustic intelligence, which sits on the integration of the acoustics and artificial intelligence. We will strive to make achievements in three promising domains such as ultrasound, Schumann resonance technology and directional sound.

Internationalization has always been a crucial strategy for us. Datasea established a wholly-owned subsidiary, Datasea Acoustics LLC, based in the State of Delaware, USA, which is a critical milestone of our company. We will introduce cutting-edge antiviral acoustic solutions to the U.S. market and even the international market and also launch new products such as ultrasonic Skin Repair Robot and Schumann frequency sleep monitors to meet the ever-increasing demands of the global market. Additionally, we can expand our product and service portfolio by engaging in cross-border mergers and acquisitions or forming international joint ventures to meet evolving market demands worldwide. Identifying companies that are related to or complementary to our current intelligent acoustics businesses can help us rapidly expand our business and market scale globally.

We continue to bring in additional investors to support our company’s research and development, marketing and operations. On August 15, 2023, Datasea entered into a subscription agreement with a non-U.S. investor to purchase an aggregate of 2,962,963 shares of common stock price at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The shares must be held for a period of 180 days. The investor shall pay the amount of $714,286 to our company, which has been received by our Company. On September 13, 2023, our Company announced the closing of an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for aggregate gross proceeds of approximately $1.635 million, after deducting underwriting discounts and other offering expenses. In addition, our Company has granted the underwriter a 45-day option to purchase up to an additional 750,000 shares of common stock at the public offering price per share. On September 21, 2023, our Company closed a new round of private financing, raising RMB40,000,000 at a price of $1.20 per share, and investors must hold their shares for 365 days. We believe these and future funding demonstrate our investors’ confidence on our strategy and business.

Despite our progress, it is important to emphasize the significant uncertainty associated with each intermediate stage. As our business progresses to the next stages, this variance is expected to decrease, but in the short term, the uncertainties and risks are not neglected. Our international strategy and extensive project portfolio will continue to be our most important means of reducing these risks.

Business Strategy

The Company’s business strategy includes striving to provide high-quality products to customers, expanding our footprint in new markets, including the United States and existing markets, and enhancing our branding and market demand through further innovation. The Company provides products to end users through both direct sales and distributors.

International Business Expansion: As of the reporting period, Datasea has already established a subsidiary in the United States (Datasea Acoustics LLC) to expand its operations in international markets. The focus of this strategy is leveraging the United States as a global business hub with its geographical location and resources to further grow Datasea’s international market share. This can be achieved through partnerships with local businesses, marketing expansion, and right collaborations.

Technological Innovation: Datasea continues to invest in research and development (R&D) to maintain a leading position in the fields of intelligent acoustics and 5G messaging. This includes continuously improving existing sonic sterilization and deodorization products, developing new applications, products and solutions regarding ultrasound, directional sound, and Schumann resonance, and staying responsive to the growing needs of global customers and the market.

Technology Collaboration: Datasea can foster collaborations with renowned U.S. universities and research institutions through its U.S. subsidiary. By partnering with these institutions, the Company can engage in joint research and development initiatives to create and adopt cutting-edge intelligent acoustics technologies. This collaborative approach helps Datasea maintain its technological leadership and obtain technical capabilities and reserves in relevant fields.

U.S. Patent Acquisition and Technology Protection: Datasea prioritizes the acquisition of U.S. patents to protect its innovations and intellectual property. Rapidly securing U.S. patents for its technologies is essential to maintain its competitive advantage and defend against potential infringement. This proactive approach in patent acquisition will ensure that Datasea’s intellectual property remains protected in the U.S. market and provide opportunities for licensing and monetization.

These strategies will further strengthen Datasea’s position in the global market, consolidate its innovation capacity and protect its intellectual property assets.

Mergers and Acquisitions (M&A) and Joint Ventures: Datasea can expand its products and services portfolio by engaging in mergers and acquisitions or forming joint ventures to meet the growing market demands. Identifying companies that are related to or complementary to the Company’s existing domains of expertise can help Datasea rapidly expand its business and market scale. For example, through M&A and collaborations, Datasea can further strengthen its foundation, market depth, and brand localization in the intelligent acoustics industry in the U.S. market.

Contracts and Collaborations: Datasea can actively seek long-term contracts and collaborations with domestic and international customers, partners, and major corporate clients. These collaborations can encompass product sales, technical cooperation, and joint research and development, helping to stabilize revenue and expand market share.

Compensation and Incentives: In recognition of the contributions made to the Company’s growth by its directors, executives, employees, consultants, and other external partners, the Company has established a multi-layered compensation and incentive system. This includes incentives such as stock options for a publicly traded company (S-8) and equity holdings in core business subsidiaries. To date, the Company has consistently issued relevant stocks to directors, executives, employees, and external consultants as part of its stock incentive program. Looking ahead, the Company plans to extend stock incentive initiatives to even more individuals who contribute significantly to the Company, further encouraging and ensuring active contributions from talents within the organization.

Sustainable Growth: The Company can adopt a sustainable approach to ensure long-term success. This involves focusing on Environmental, Social, and Governance (ESG) issues, ensuring that the Company’s operations align with global best practices, and providing sustainable solutions to meet demands of the customers.

Market diversification: In the domestic market, Datasea can continue to provide intelligent acoustics and 5G messaging products to various end users, such as corporate customers and household users, to ensure market diversification. In the international market, Datasea precisely targets U.S. households and large corporate customers including hospitals, hotels, and schools with leading and high-quality ultrasonic air sterilization, bathroom and cloakroom sterilization and odor removal products, helping to diversify risks and provide broader growth opportunities.

Regulatory Compliance: When expanding into international markets, the Company needs to closely adhere to regulations and laws in various countries and regions. Ensuring compliance is crucial for the long-term success.

In summary, Datasea can pursue its business strategy through international business expansion, technological innovation, contracts and collaborations, and a sustainable growth approach. This will help ensure that the Company gains a competitive advantage in global markets and creates sustainable value for its shareholders.

Our Business Summary

We deeply understand that the market needs new application areas, new technologies, and new requirements. Therefore, through the relentless efforts of our team, we transitioned from visual algorithms to non-visual algorithms with acoustics as the core and made significant breakthroughs in the field of acoustics, including ultrasound, infrasound, and directional sound.

Acoustic intelligence is a new field that integrates fundamental acoustic theory with artificial intelligence to gather and process acoustic data and solve problems. Datasea leverages cutting-edge technologies in the realm of intelligent acoustics, especially harnessing the power of ultrasonic sterilization to combat viruses and prevent human infections. This technology capitalizes on the mechanical, thermal, and cavitation effects of ultrasound. When stimulated by ultrasound, microorganisms, including the coronavirus, undergo significant vibration strains, disrupting the virus’s outer shell and internal RNA. The rapid movement of protons in the ultrasound eventually devastates microbial structures, annihilating harmful pathogens.

Leveraging Datasea’s cutting-edge intelligent acoustics technology together with AI technology,we successfully developed a series of ultrasonic disinfection products named the “Hailijia” series air sterilizer products. This lineup includes solutions tailored for in-door, in-vehicle sterilization and deodorization, restroom and cloakroom purification and deodorization, comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, hotels, transportation and residential settings. We started to launch those new products in the China market in the year of 2023. Leading labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col. Meanwhile, this strategic shift and process are aimed at offering people more effective solutions for purifying their environments and healthier lifestyles for people not only in China, but also the United States and globally, particularly in the post-pandemic era when people have raised higher demands for protection and quality of life.

Additionally, the Company makes innovations in Schumann frequency, directional sound and others, launching ultrasonic Skin Repair with AI diagnosis and Schumann frequency sleep monitors and further creating a higher quality living environment for customers in application fields such as acoustic antivirus, acoustic health, and acoustic agriculture. Also, with a diverse product lineup, we strive to achieve a global leading position in this field within three years.

In a strategic move to demonstrate its presence in the global arena, Datasea established a wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware, USA, on July 31, 2023. This venture underlines Datasea’s dedication to “Intelligent Acoustics” and marks its ambition to offer advanced antiviral acoustic solutions at ultrasonic disinfection and sterilization, ultrasonic cosmetology, acoustic medical care, and acoustic agriculture to the US and international market, reaching an ever-growing consumer base. Simultaneously, the establishment of production, assembly, and sales channels, coupled with the reinforcement of technological enhancements and collaborations with international technology laboratories, augments the prospects for the sustainable development of Datasea Acoustics LLC.

5G Messaging:

5G Messaging business increases and improves how people and businesses communicate, while providing enterprises and brands a platform to engage, convert and efficiently cultivate buying relationships by leveraging 5G messaging service.

The 5G messaging service is known as RCS (“Rich Communication Suite”) and integrates phones, messages, and contacts. Specifically, this communication suite enables users to enjoy various effective interfaces with integrated messages, including texts, pictures, audio, video and emojis, as well as status, location and other communication functions. It has the characteristics of high contact rate, rich media, strong interactivity, convenient service, and high security.

5G messaging technology can create a new message ecosystem in which customers and enterprises can directly and efficiently connect via short messages on mobile phone terminals. When businesses apply 5G messaging to marketing initiatives, higher speed, better transmission quality, and lower latency can create brand new and improved customer experience.

As one of the leading service providers in China’s 5G communication field, Datasea has several primary products and services targeting different customers and needs, including 5G Integrated Messaging Marketing Cloud Platform (“5G IMMCP”), Smart Push (precision marketing solution) and 5G messaging Top Up business related applications applicable to various industries in China. Together with artificial intelligence (AI), machine learning and data analytic capability, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises and businesses of all types (over 99% are SMEs) and households in China with digital and intelligent services.

Recent Developments

Due to the COVID-19 pandemic and related public health management, our Acoustic Intelligence and 5G Messaging businesses were both adversely affected to varying degrees during the fiscal year. As the COVID-19 pandemic has disrupted the supply chain and impacted the timing of the production and marketing of the Company’s ultrasonic products due to quarantines, facility closures, and travel and logistics restrictions related to the outbreak. In addition, during the epidemic, the demand for our 5G messaging business has decreased in this fiscal year, and the restrictions on people’s travel have led to a significant reduction in travel, shopping and other travel consumption. The impact of the COVID-19 pandemic had a material adverse effect on our operations and the financial performance of our business. In early December 2022, China announced a nationwide relaxation of the zero-coronavirus policy, and the recovery of consumption directly drove the company’s 5G message top-up business to achieve rapid growth in the fourth quarter of 2023. However, the impact of the COVID-19 outbreak still depends on future mutations of the virus, including new information about the severity of the global outbreak and the measures taken, or the emergence of new or more severe strains that are highly uncertain and unpredictable. Therefore, while we do not expect the COVID-19 outbreak to have a negative impact on our business, results of operations and financial condition, the relevant financial impact cannot be reasonably estimated at this time.

Our Core Businesses

Intelligent Acoustics:

Our Opportunity

Due to the COVID-19 pandemic, people have become increasingly concerned about their health and the quality of the air in their surroundings. This surge in demand for indoor and in-vehicle air purification, air disinfection, and odor removal has propelled the market into a period of robust growth. Leveraging its proprietary technology and operational expertise in harnessing various core characteristics of ultrasound, Datasea has benefited from the rapid development of the indoor environmental purification and air disinfection and sterilization industry worldwide.

The collaborative technology of sonic and artificial intelligence is a disruptive applied technology in the skin repair market. Currently, most of the existing ultrasonic facial beauty devices on the market utilize the strong penetrating power of ultrasound, capable of reaching depths of 4 to 6mm beneath the skin’s surface, to provide therapeutic treatments for facial skin whitening and texture improvement, and they are contact-based. The company’s contactless ultrasonic and AI skin repair technology and products, especially including the artificial intelligence collaboration of intelligent control arm precision control and AI real-time diagnosis, are disruptive technology applications for the skin repair market. This sector complements the current medical aesthetic industry, which includes six major segments such as cleansing, moisturizing, whitening, spot removal, acne treatment, and anti-aging with significant market space.

Currently, there are relatively few similar technology applications and products related to contactless ultrasonic skin repair technology, directional sound and Schumann resonance in the domestic market, leaving huge opportunities and gaps to be filled.

The broad application prospects of Schumann resonance collaborative technology. The natural frequency magnetic field of Schumann resonance itself has the effect of relieving anxiety and stress, inducing brain waves to enter a deep sleep state, effectively improving the quality of deep sleep, and keeping people away from insomnia. The Magnetic Induction of Brain Rhythm (MIBR) technology, which is mastered by the Company, can create a natural frequency magnetic field similar to Schumann frequency by selectively optimizing and regulating the function of neuronal cells through magnetic induction wave energy (MIBR). It can alleviate stress and solve insomnia problems, and the application terminals of its technology are also portable and convenient to use, which has a great effect on the improvement of sub-health problems in the global population.

Directional sound is currently mainly applied in fields such as audio enhancement, sound system enhancement, and security and communication. Due to technical bottlenecks, adaptability to application scenarios, and cost, there are relatively few similar technological applications and products in the domestic market, and there are a large number of gaps and entry opportunities in the market. The Company has mastered the principles and characteristics of directional sound propagation, as well as the development of corresponding scenario applications. As a basic technology tool, directional sound’s innovative collaboration with existing ultrasound and other technology applications and products is expected to fill the market gap globally.

Faced with these promising market opportunities, the Company has proactively established a strategic presence in the field of acoustic intelligence. We have strategically planned for technological advancements, specialized applications, product development, and customer orientation within this domain. As a result of this strategic planning, the Company has rapidly launched ultrasonic-based antivirus equipment. This includes our first-generation surface virus disinfection and sterilization products, as well as our second-generation air antivirus products known as the Hailijia series.

Industry Position of acoustics business

The Company holds a prominent position in the field of acoustics, particularly in areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for seven joint laboratories to enhance the integration of research resources and cooperation. These collaborations and the establishment of these laboratories further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

Additionally, the Company, together with MIIT, Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation and Informatization, CAICT Cloud Computing & Big Data Research Institute, released China’s inaugural white paper on the acoustic intelligence industry. The paper shares compelling analysis and fact findings on intelligent acoustics technology, the commercialization of the technology, and the industry outlook. The white paper discussed the applications of the acoustic intelligence on an industry level and demonstrated the expectation for Datasea to lead the initiative and highlighted the Company’s industry position in the field of acoustics.

Our Products and Future Plans

As date of the financial year ended June 30, 2023, our acoustic products primarily consist the “HailiJia” series of ultrasonic air sterilization products, including 1) In-door models (floor and desktop models) suitable for different areas and functions, and 2) In-vehicle models; 3) Restroom and Cloakroom purification and deodorization. Comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, hotels, transportation and residential areas.

Ultrasonic air sterilizer products:

●	In-door model

●	In-vehicle models

Key Features:

1)	Employing ultrasonic high-speed coupling and thermal cavitation effects to comprehensively disinfect and sterilize against a range of pathogens, including COVID-19, H1N1, and others.

2)	Designed with ultrasonic human-safe technology, ensuring no radiation, sterilization and disinfection for a safer and healthy environment.

3)	Equipped with real-time air quality display, adaptive intelligence mode, and added features like built-in night light, timer, sleep mode, child lock, and Wi-Fi-enabled intelligent control, supporting both touch and remote-control functionalities.

4)	Independent testing conducted by an authoritative third party confirmed that Datasea’s ultrasonic devices achieved a 99.83% disinfection rate against COVID-19 in just nine seconds.

Air purification and deodorization products:

●	For restroom:

Key Features: Effectively eliminating restroom odors, purifying the air, killing viruses and eliminating bacteria.

●	For cloakroom

Key Features: Effectively freshing air and neutralizing harmful substances such as formaldehyde, benzene, ammonia and TVOC, and killing viruses and bacteria.

New products planned:

Skin Repair Robot (Coming soon):

6)	Ultrasonic and Contactless

7)	A purely physical way to repair damaged skin

8)	shorten skin repair period

9)	Artificial intelligence robotic arm with more precise control

10)	AI real-time diagnosis

Sleep Monitor (Coming soon):

Hailijia Sleep Monitor adopts ultra-low frequency, weak intensity, and Magnetic induction of brain rhythm (MIBR), which is a magnetic induction of brain rhythm technology. Through the selective optimization and adjustment of the function of neurons through the magnetic induction of brain rhythm (MIBR), the monitor creates a natural frequency magnetic field similar to the Schumann frequency.

Key Features:

1)	Reduce the impact of high-frequency radio waves on the human body, relieve anxiety and stress, and gradually relax the body and brain;

2)	Resonate between the frequency of Device and the human body’s own frequency, induce brain waves to enter a deep sleep state, prolong the time of deep sleep, and improve the quality of deep sleep, thereby improving sleep and keeping users away from insomnia.

Sales and Distribution

As of the date of this report, our acoustic products are mainly developed and produced in China, and the products we sell in China are mainly through:

1) The sales department of Shuhai Beijing and its subsidiaries directly sign sales contracts with customers.

During the reporting period, Shuhai Beijing and its subsidiaries have formed a complete marketing system, promotion strategies and models, including the Company’s own sales team and innovative partner models. The sales team of Shuhai Beijing and its subsidiaries cover the core economic zones of China in Beijing, Northeast China, the Yangtze River Delta, and the Guangdong Hong Kong Macao Greater Bay Area, promoting various products and services.

2) Sales Channels

Shuhai Beijing and its subsidiaries have established cooperative relationships with multiple domestic sales and channel merchants and established a nationwide marketing channel network through a partnership system.

On December 2022, the Company unveiled national Hailijia air sterilization product event with an online event and offline product launches in various cities in China, including Beijing, Shenzhen, Tianjin, Hangzhou and Harbin. More than 50 institutions specializing in trade and distribution from China, Southeast Asia, and the Middle East participated in the event, highlighting the market interest in the products. During the product launches, Datasea has entered into eight marketing and distribution agreements in order to expand the business and reach to customers and sell certain Hailijia air sterilizers and purifiers in China.

3) Online distributors and living stream

The Company expands its coverage and increases market penetration by collaborating with multiple non- exclusive online distributors, living stream platform and selling innovative products on major e-commerce platforms.

4) International Business Expansion

As of the date of this report, Datasea has established a subsidiary (Datasea Acoustics LLC) in the United States, actively recruiting a sales team, and promoting cooperation with various local offline and online sales channels to support the sales of acoustic products in the U.S. and international markets.

Key Customers and Agreements

●	An October 2022 sales agreement with Chengming Shengyuan, in which Chengming Shengyuan will purchase at least 100,000 Hailijia air purifier units with a purchase value of approximately $20.5 million (RMB 150 million) from November 2022 to November 2023 and promote and distribute them primarily through its e-commerce platform.

●	Eight marketing and distribution agreements are signed following December 2022’s national Hailijia online and on-site product showcase campaign.

●	An equipment procurement project bid was won to supply disinfection and sterilization equipment to Tieli Fangcang Hospital, the designated hospital in Yichun City, on December 23, 2022.

●	In May 2023, Shenzhen Jingwei, a subsidiary of Shuhai Beijing, signed a cooperation agreement with an online distributor, Aierfu, who will sell the “Hailijia” series of acoustic intelligent air sterilization products on multiple major e-commerce platforms.

Market Results

Datasea sells acoustic intelligence products through our direct sales team and a select network of distributors and online channel partners. Until this fiscal year, Datasea has 6 channel partners and 4 OEMs, typically account for the substantial majority of our sales. From the beginning of this fiscal year, we began to realize the sales of intelligent acoustics products – Hailijia series air Air sterilizers. Direct sales and distributors sales accounted for 49.48% and 50.52% of our $136,884 net revenue of the intelligent acoustics products for this fiscal year, respectively. We believe aggregate sales of intelligent acoustics products, through all channels, accounted for approximately 1.94% of our total net revenue for this year. Due to the fact that the Company’s “HailiJia” series of ultrasonic air sterilization products were officially launched in the first half of 2023, the overall revenue scale has not yet increased significantly.

Latest Advances

In a strategic move to mark its presence in the global arena, Datasea established a wholly owned subsidiary, Datasea Acoustics LLC, in Delaware, USA, on July 31, 2023. This venture underlines Datasea’s dedication to “Intelligent Acoustics” and marks its ambition to offer most advanced antiviral acoustic solutions to the U.S. market, attracting an increasing number of consumers.

Furthermore, Datasea will launch products like “Deep Sleep Monitor” and “Skin Repair Robot” to meet the market needs. These initiatives, originated from intelligent acoustics, align with Datasea’s strategy to cater to the requirements of the niche market and to consistently pursue product portfolio diversification.

5G Messaging

Key Customers and Agreements

●	In June 2023, Shuhai Beijing and its subsidiaries entered into a cooperation agreement with Xiamen Duocaomai Network Technology Co., Ltd. to sell 5G top up, generating a total revenue of RMB 35,531,574 (US $5,118,746) as of August 31, 2023.

●	In August 2023, Shuhai Beijing and its subsidiaries entered into a cooperation agreement with Hynuo (Qingdao) Network Technology Co., Ltd. to sell 5G top up, generating a total revenue of RMB12,880,718 (US $1,855,621) as of August 31, 2023.

●	In June 2023, Shuhai Beijing signed a cooperation agreement with Qingdao Hongxin Times Network Technology Co., Ltd. to sell 5G top up, generating a total revenue of RMB 2,710,711 (US $390,510) by August 31, 2023.

Market Results

Datasea helps the digital transformation and upgrading of cities and enterprises in the Chinese market through its self-developed 5G messaging platforms. As of the end of the year, the revenue mainly came from the service fee of our 5G messaging service, whose net income was US $6,686,691, accounting for 94.91% of the total net income of the year. Among them, the net revenue from 5G messaging Top-up services is US $4,481,442, accounting for 67.02% of the company’s net revenue from the 5G messaging business, while the rest is revenue from cloud platform construction project service fees.

ESG Management

Datasea remains dedicated to integrating ESG (Environmental, Social, and Governance) considerations into our business operations and strategy. We recognize that this approach is vital for effectively managing risks, identifying growth opportunities, and bolstering our long-term resilience. Moreover, it helps us foster positive relationships with stakeholders and enhance our reputation, giving Datasea a competitive advantage in an ever-evolving industry.

As part of our ongoing commitment to ESG, Datasea has adopted a comprehensive framework to align our operations with our values and priorities. This framework guides our decision-making processes andemphasized sustainable growth and long-term success.

Transparency and accountability are central to our ESG approach. Starting from 2023, Datasea is committed to providing meaningful and accurate sustainability information to our stakeholders. To achieve this, we will disclose information about our ESG practices and performance through quarterly and annual ESG Reports and sustainability statements.

Our progress in ESG integration and reporting during this quarter includes the followings:

ESG Evaluation: In the third quarter of 2023, Datasea conducted a thorough ESG evaluation to assess our current performance and pinpoint areas for improvement. This assessment was instrumental in understanding our ESG readiness and identifying our top ESG priorities. It served as the foundation for developing our ESG roadmap and implementation plan.

Datasea’s ESG priority assessment is a cornerstone of our commitment to ESG integration. It helps us focus on the most significant ESG issues for both Datasea and our stakeholders. Our priorities span environmental, social, and governance dimensions, ensuring a well-rounded approach.

Key ESG Priorities: Our assessment identified critical ESG priorities, including:

o	Environmental: Energy use and efficiency, greenhouse gas emissions, water management, waste reduction, and hazardous materials management.

o	Social: Inclusion, diversity, and non-discrimination, talent recruitment, development, and retention, employee health and safety, and supply chain.

o	Governance: Ethics and integrity, corporate governance, cybersecurity, data privacy, and product quality.

These priorities align with our commitment to minimizing our environmental impact, enhancing social well-being, and ensuring strong governance practices.

By focusing our efforts on these priorities, we aim to have a meaningful impact on our stakeholders and the environment. Datasea remains dedicated to implementing our 2023 ESG program and initiatives effectively to address these priorities and achieve our ESG objectives. While there have been no recent reports released, we continue our commitment to ESG integration, striving for continuous improvement and transparency in our sustainability efforts. We look forward to sharing our progress and achievements with our stakeholders in upcoming ESG Reports and communications.

Competition

It is important to note that acoustic technology is a broad and diverse field. Different acoustic characteristics may find extensive applications in various niche sectors and different application areas may have distinct market competitive landscapes. Large tech companies like Baidu, Alibaba, Tencent, and others have also invested in acoustic-related technologies, which could potentially influence market dynamics in the future. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings and as new companies enter the market. Additionally, our ability to compete effectively depends on many factors, including progressiveness technology, product safety and other characteristics such as price and brand.

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2023 and 2022, the Company had a net loss of approximately $9.48 million and $6.52 million, respectively. The Company had an accumulated deficit of approximately $28.06 million as of June 30, 2023, and negative cash flow from operating activities of approximately $3.14 million and $5.14 million for the years ended June 30, 2023 and 2022, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of June 30, 2023, the Company had cash of $19,728.

We continue to bring in additional investors to support our company’s research and development, marketing and operations. On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 4,760,000 shares of common stock price at a $1.2 per share purchase price. Such shares must be held for a period of 365 days. In accordance with such two agreements, Investor A shall pay a total purchase price of $5,712,000 in RMB, at an amount of RMB 40,000,000, no later than September 30, 2023. On September 21, the Company has received all of the payment of RMB 40,000,000. On August 15, 2023, the Company entered into a subscription agreement with a non-U.S. investor to purchase an aggregate of 2,962,963 shares of common stock price at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The shares must be held for a period of 180 days. On September 13, 2023, our Company announced the closing of an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for aggregate gross proceeds of $1,635,000, after deducting underwriting discounts and other offering expenses. We believe these fundings demonstrate our investors’ confidence on our strategy and business.

If deemed necessary, management could seek to raise additional funds by the way of introducing strategic investors or private or public offerings, or by obtaining loans from banks or others, to support the Company’s research and development, procurement, marketing and daily operation. However, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in the future capital transactions may be more favorable for new investors. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our consolidated financial statements included in this report.

Results of Operations

Comparison of the years ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the years ended June 30, 2023 and 2022, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2023	% of Revenues	2022	% of Revenues
Revenues	$7,045,311		$17,080,911
Cost of revenues	6,704,380	95%	16,125,238	94%
Gross profit	340,931	5%	955,673	6%
Selling expenses	690,731	10%	1,358,203	8%
Research and development	921,020	13%	1,259,739	7%
General and administrative expenses	8,414,400	119%	5,574,985	33%
Total operating expenses	10,026,151	142%	8,192,927	48%
Loss from operations	(9,685,220)	(138)%	(7,237,254)	(42)%
Non-operating income (expense), net	(12,795)	(0.2)%	125,572	1%
Loss before income taxes	(9,698,015)	(138)%	(7,111,682)	(42)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(9,702,334)	(138)%	(7,111,682)	(42)%
Less: income (loss) attributable to noncontrolling interest	(218,323)	(3)%	(589,974)	(3)%
Net loss to the Company	$(9,479,692)	(135)%	(6,521,708)	(38)%

Revenues

We had revenues of $7,045,311 and $17,080,911 for the years ended June 30, 2023 and 2022, respectively, which shows a $10,035,600 or 59% decrease by comparing with the same period of 2022. The decrease in revenues was mainly due to during the global COVID-19 pandemic situation the reduced demand for 5G SMS business in China, the decrease of the revenue from 5G messaging. For the year ended June 30, 2023, revenues mainly consisted of service fees from our 5G SMS service platform and Cloud Platform construction project. For the year ended June 30, 2022, revenues mainly consisted of service fees from our 5G SMS service platform.

From July 1, 2022 to June 30, 2023, the Company generated revenue of $7,045,311, including $6,686,691 from the 5G messaging business and $196,940 from the acoustic intelligence business, and $161,680 from other business.

From July 1, 2021 to June 30, 2022, the Company generated $17,080,911 revenue, which consisted of 5G message business with an amount of $17,024,695, including $11,937,189 from 5G SMS and $1,825,547 from 5G IMMCP and $3,261,959 from aggregate message cloud as value-added service; and $56,216 from other projects.

During the year ended June 30, 2023, the Company significantly reduced 5G SMS business due to the low gross profit margin and focused on developing the customers who can make prepayment for 5G SMS. At the same time, the Company expands the layout of intelligent acoustics products.

Cost of Revenues

We recorded $6,704,380 and $16,125,238 cost of revenues for the years ended June 30, 2023 and 2022, respectively, which shows a $9,420,858 or 58% decrease by comparing with the same period of 2022. For the year ended June 30, 2023 and 2022, cost of revenues was mainly the 5G SMS service platform fees and Cloud Platform construction to suppliers. The decrease in cost of revenues was due mainly to the decrease sales of 5G SMS. For the year ended June 30, 2023, the cost of 5G messaging was $6.57 million, the cost of intelligent acoustics business was $115,143, and the cost of other business was $14,844.

Operating costs incurred from July 2021 to June 2022 were $16,125,238, and cost of 5G messaging service was $16,091,903 including $11,578,298 for 5G SMS, $3,091,548 for 5G IMMCP and mobile on cloud projects; $1,422,056 for advertising service, and $33,335 for other projects. These costs were the service procurement costs corresponding to the full operation of the business lines of the Company. Among them, 5G messaging business has entered a period of rapid growth, and cost of procurement accounts for 99.8% of the overall procurement cost.

Gross Profit

Gross profit for the year ended June 30, 2023 was $340,931 compared to $955,673 for the year ended June 30, 2022, which shows a $614,742 or 64% decrease by comparing with the same period of last fiscal year. The decrease in gross profit was mainly due to the decrease in delivery of services related to the 5G SMS service platform in 2023.

Gross margin is 4.8% for the year ended June 30, 2023 compared to 5.6% for the year ended June 30, 2022.

As China officially enters the 5G era, China’s 5G network construction will usher in new opportunities and bring revolutionary changes to domestic economic and social development and production and life. “application scenarios supported by 5G are expanding from the Mobile Internet to the Mobile Internet of Things, and a new generation of high-speed, mobile, secure and ubiquitous information infrastructure will be built.” At the same time, 5G will accelerate the digital transformation of many industries and social life.”

Combining the advantages of “Internet of Things+” intelligent terminals and 5G messaging industry chain, Shuhai Information is advancing with the time, taking the train of the 5G era, and developing 5G message/phone top up business. At this stage, Shuhai is carrying out the development, operation and promotion services of the Internet of Things market and increasing the effective combination of resources with Mobile Internet enterprises and the Internet of Things industrial chain.

In 2023, the 5G phone recharge business of Shuhai Information accounts for a relatively big proportion of the total revenue, because, at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the phone charge recharging business is generally low. As a result, the annual gross profit margin decreased from the previous year. The Company’s focus in this business is to integrate new resources, expand new businesses related to 5G, combine the Company’s years of deep cultivation and accumulation in 5G news, and take this opportunity to open up more 5G-related businesses to increase the Company’s revenue and new business.

In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales. The improvement of gross profit margin shows that the Company’s measures to improve gross profit margin are gradually showing effect: 1) costs will be reduced by economic scale over a larger number of customers base and the increase in production; 2) the Company, by adopting the differentiation strategy, grows brand recognition and customer loyalty, strengthening the Company’s pricing power; 3) after the commercialization of 5G messaging in the Chinese market (expected in the fourth quarter of 2022), the targeted customers and product will be expanded. For example, the Company will provide the 5G IMMCP as SaaS software, customized and value-added services to improve profit margin. The Company will continue to increase the share of high gross profit products in the sales while increasing the revenue, so as to further improve the gross profit rate and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $690,731 and $1,358,203 for the years ended June 30, 2023 and 2022, respectively, representing an decrease of $667,472 or 49%. The decrease was mainly due to the decrease in payroll expense of salespersons by $354,507, decreased meal and entertainment expense by $13,776, decreased meeting expense by $11,541, decreased service fee by $364,608, and decreased other selling expenses by $41,626, which was partly offset by increased advertising and marketing fee by $118,420.

Currently, we are focusing on expanding the Company’s leading intelligent acoustics technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $921,020 and $1,259,739 during the years ended June 30, 2023 and 2022, respectively, which shows a $338,719 or 27% decrease by comparing with the same period of 2022.

Research and development expenses of $921,020and intangible assets increased by $80,438 for year ended June 30, 2023. The company’s research and develop results include but are not limited to the following:

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

Datasea’s acoustic intelligence sets have passed the certification of the third-party authoritative institutions that has proven to achieve a 99.83% efficacy in nine seconds against Covid-19. At present, a complete set of intelligent acoustics product system has been formed:

Building on Datasea’s advanced intelligent acoustics technology, the Company developed five models under the brand “Hailijia,” including products meant for in-vehicle sterilization and deodorization, restroom sterilization and deodorization, air disinfection, and air disinfection and sterilization meant for locations such as hospitals, airports, logistics warehouses, cold chain transportation, and home care.

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

General and administration expenses increased $2,839,415, or 51% from $5,574,985 during the year ended June 30, 2022 to $8,414,400 during the year ended June 30, 2023. The increase was mainly attributed to the increase in stock compensation expense by $3,736,887 which was partly offset by decreased bad debt expense by $209,616, decreased meal and entertainment expense by $137,821, decreased rent expense by $247,774, decreased payroll expense by $80,438, decreased professional fee by $152,059 and decreased other G&A expenses by $69,762.

The Company has more accurate and scientific management methods in personnel costs and risk control. We take human capital as a key indicator to promote business growth and technological innovation by improving efficiency. By downsizing the numbers of non-core position staff, the Company manages to control expenses, while does not affect the work efficiency and efficiency in any way. At the same time the Company strives to pursue better integration channel with related industries, i.e., outsourcing sales branch for Acoustic products and establishing joint venture to obtain the investment to 5G messaging technology area.

In order to further improve research and development, office environment, and work efficiency, while reducing rent costs and increasing asset size, the Company plans to issue stocks to the actual controller of the Company to purchase office assets. The plan to purchase office assets is expected to be implemented in the near future.

We are treating the human capital as a key indicator to drive the business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-operating Income (Expenses), net

Non-operating expense was $12,795 for the year ended June 30, 2023, consisting mainly of interest income of $219 and other expense of $13,014. Non-operating income was $125,572 for the year ended June 30, 2022, consisting mainly of interest income of $50,497 and other income of $75,075.

Net Loss

We generated net losses of $ 9,479,692and $6,521,708 for the years ended June 30, 2023 and 2022, respectively, which shows a $2,957,984 or 45% increase by comparing with the same period of 2022. The increase in net loss was mainly due to the increase in operating expenses and decreased gross profit as explained above.

Accounts receivable

The operating revenue of the year ended June 30, 2023 was $7,045,311, the balance of accounts receivable was $255,725 at June 30, 2023. In the same period last year, the operating revenue was $17,080,911, and the accounts receivable balance was $259,410 at June 30, 2022. This year, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To enhance our ability to continue to operate as a going concern, we are dedicating resources to generate recurring revenues and sustainable operating cash flows.

We expect to generate revenues through expanding our current 5G messaging and acoustic intelligence business, and through continuous product innovation and development as well as various types of value-added services. In order to maintain working capital sufficient to support our operations and finance the future growth of our business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of June 30, 2023, we had working capital deficit of $3,617,058 or a current ratio of 0.26:1. Our current assets were $1,289,517. As of June 30, 2022, we had a working capital deficit of $867,774 or a current ratio of 0.59:1, and our current assets were $1,256,801.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2023 and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(3,136,081)	$(5,139,712)
Net cash used in investing activities	$(113,131)	$(1,133,424)
Net cash provided by financing activities	$3,109,207	$6,379,304

Cash Flow from Operating Activities

Net cash used in operating activities was $3,136,081 during the year ended June 30, 2023, compared to net cash used in operating activities of $5,139,712 during the year ended June 30, 2022, a decrease in cash outflow of $2,003,631. The decrease in cash outflow was mainly due to decreased adjusted net loss by $0.70 million (after addback of non-cash adjustment to net loss), decreased cash outflow from accounts receivable by $252,384, increased cash inflow on accounts payable by $813,499, increased cash inflow from unearned revenue by $242,160, decreased cash outflow on prepaid expenses by $82,740, decreased cash outflow on deferred revenue by $46,461 and decreased cash outflow on payment on operating lease liabilities by $260,987, which was partly offset by increased VAT prepayment by $152,525 and increased cash outflow on accrued expenses and other payables by $217,794.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $113,131 for the year ended June 30, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $3,881, cash paid for acquisition and development of software systems of $80,438, and long-term investment into high-tech companies of $28,812. Net cash used in investing activities totaled $1,133,424 for the year ended June 30, 2022, which consisted of cash paid for the acquisition of office furniture and equipment of $51,340, cash paid for acquisition and development of software systems of $1,051,111, and long-term investment into high-tech companies of $30,973.

Cash Flow from Financing Activities

Net cash provided by financing activities was $3,109,207 during the year ended June 30, 2023, which was the net proceeds from loans payable of $2,197,400, and increase in due to related parties of $1,110,238, which was partly offset by repayment of loan payables of $198,431. Net cash provided by financing activities was $6,379,304 during the year ended June 30, 2022, which was the net proceeds from sale of our common stock through an equity financing of $7,681,796, proceeds from capital contribution from a major shareholder of $62,802, and increase in due to related parties of $37,042, but offset by repayment of loans payable of $1,402,336.

As of June 30, 2023, the total liabilities of Datasea are $6,334,545, which shows a 193.8% increase from June 30, 2022. The increase of liability is due to increased due to related party by $1,060,525, increased accrued expenses and other payable by $415,055, increased loan payable by $1,914,476, increased unearned revenue by $319,287, and increased accounts payable by $807,486.

Cash inflows generated from financing activities for the year ended June 30, 2023 were $3,307,638, compared to $7,781,640 in the same period last year. Although this year’s net cash inflows are 51% lower than last year’s net cash inflows from financing activities, this is entirely due to the company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Analysis of several index

As of June 30, 2023 and June 30, 2022, the company’s inventory was $241,380 and $211,353 respectively, an increase of $30027 over the previous year, with a growth rate of 14.21%, mainly due to the company’s increased research and development and investment in acoustic intelligent products in 2023, some of which have been put into the Chinese market. In the future, the company will increase its investment in acoustic intelligent products. Use existing advantages and capabilities to open up new markets. Bring more revenue to the company.

As of June 30, 2023 and June 30, 2022, the original value of the company’s intangible assets was $2,296,459 and $2,265,275 respectively, an increase of $31,184 over the previous year, with a growth rate of 1.37%. In 2023, the company increased its investment in research and development, and independently developed the 5G messaging platform for small, medium-sized and micro enterprises in Shuhai Beijing. Lay the foundation for enterprises to explore the 5G market in the future and enhance the core competitiveness of the market.

As of June 30, 2023 and June 30, 2022, the company’s long-term investment was $55,358 and $29,800 respectively, an increase of $25,558 over the previous year, with a growth rate of 85%. By focusing on the digital economy such as 5G messaging and acoustic intelligence, the company has continuously integrated industry resources, actively innovated business models, and steadily expanded the regional market. Steadily expand market share and market coverage to achieve large-scale operation. Increase strategic core competitiveness.

As of June 30, 2023 and June 30, 2022, the company’s prepaid accounts were $609,175 and $289,888 respectively, an increase of $319,287 over the previous year, with a growth rate of 110.14%. The company generated cash inflow through the credit management of customers, thereby reducing the operating pressure of the company and strengthening the utilization of funds.

Going forward

Datasea is in the stage of becoming a leading enterprise in China’s digital economy, a top 100 private enterprise in China and a well-known multinational conglomerate. We will reach the domestic first-class and international leading level in technological innovation, talent training, ecological construction, and provide cutting-edge artificial intelligence globally especially for acoustic intelligence to better build the digital world. To achieve this objective, the management of the Company plans to:

●	Strengthen the acoustic intelligence business operation in the U.S. for design, innovation, supply chain management, sales, and capitalization in order to reinforce the leadership position globally;

●	Develop new acoustic intelligence product lines for a wider range of application layers, including Acoustic Industrial, Acoustic Agriculture, Acoustic Medicine, Acoustic Beauty and Acoustic Health;

●	Upgrade current service on 5G messaging business, and promote aggressively for seizing up market share;

●	Continue to team up with domestic and international top-tier technical institutions for research & development in acoustic intelligence, drive up demand through supply-side innovation, and persevere in the growth stage of industry life cycle;

●	Expand sales globally and localize core products to better meet customers’ demand;

●	Create strategic alliance with potential acoustic intelligence partners, both in US and China, to create mutual synergy in the form of merger & acquisition or joint venture;

●	Gain greater control over the supply chain in the acoustic intelligence industry through sustained and beneficial vertical integration;

●	Enhance the Company’s brand awareness by omni-channel marketing and obtain PCT international patents to boost up the value of intangible assets;

●	Maintain clients’ loyalty by providing outstanding customer service, exclusive service experience, and appropriate transparency and publicity;

●	Leverage different monetary policies around the world, optimize capital structure and lower the cost of financing.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-35 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 14, 2021, Kreit & Chiu CPA LLP (formerly known as Benjamin & Ko, “Benjamin”) was appointed as the new independent registered public accounting firm for the Company. Prior to engaging Kreit & Chiu CPA LLP on September 14, 2021, the Company has not consulted Kreit & Chiu CPA LLP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Kreit & Chiu CPA LLP regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of Kreit & Chiu CPA LLP, on September 14, 2021, Prager Metis CPAs, LLC was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from Prager Metis CPAs, LLC to Kreit & Chiu CPA LLP was approved by the Audit Committee of the Company’s Board of Directors.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective as of such date because of the material weaknesses identified in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is collectively responsibility for establishing and maintaining adequate internal control over financial reporting for Datasea, and has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the weaknesses described in the following paragraphs, management believes that, as of June 30, 2023, our internal control over financial reporting was not effective due to the presence of the following weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

Management’s Strategies for Enhancing Internal Control:

In the previous fiscal year, we recognized the weaknesses in our internal control over financial reporting and have taken proactive steps to enhance and refine our internal control framework. These initiatives primarily include:

1.	Continuous Improvement of Internal Control Procedures: We remain committed to refining our internal control processes, encompassing various aspects such as the budget approval process, procurement and asset management, credit control, internal audits, and cost accounting. Additionally, we have compiled a comprehensive internal control policy, incorporating guidelines for procurement control, inventory management, and fraud prevention.

2.	Collaborative Oversight Mechanism: To strengthen internal control implementation, we have established a collaborative mechanism between the internal control department and the legal department. This mechanism involves conducting interviews with department heads, promptly addressing identified risk areas, and ensuring corrective actions are taken.

3.	Engagement with Financing Underwriters: We have engaged financing underwriters to work closely with our international department to facilitate the company’s financing efforts. This partnership aims to improve our understanding of investor backgrounds and identify financing methods that align best with our objectives.

4.	Enhanced Collaboration with Legal Professionals: We are reinforcing collaboration between our internal and external legal teams to proactively mitigate risks.

In addition to these efforts, we have adopted various internal control policies, including the review of accounting personnel duties and responsibilities, travel allowances, reimbursement procedures, receivable management, asset control, internal audit processes, and cost accounting. Furthermore, we have established an internal audit department under the leadership of a director of internal audit, along with a legal team, to ensure compliance and effective risk management.

Further Enhancements Include:

5.	Personnel Training: We are committed to training our staff to ensure the proper execution of internal control policies and procedures.

6.	Regular Reporting to the Audit Committee: We will continue to provide quarterly summaries of internal control and audit reports to the Audit Committee.

7.	Quarterly Review with U.S. CPA: Each quarter, we will conduct a trial balance review in collaboration with a U.S. Certified Public Accountant (CPA) after their review or audit.

Specifically we have also implemented the following practices to enhance Datasea featured internal control system:

1. Projects Pre-approval:

We have carried out project development at irregular intervals according to the needs of business development. Before the project is officially initiated, we have organized the setup of the project review group. The project review group has mainly reviewed the project’s market development prospect report, project proposal, project report and other documentations that are prepared by the project development team. After communication and discussion by the review team, the project will be formally approved.

2. Significant Issues:

Significant issues will go through meetings of the President’s Office. During those meetings, the Company’s strategic adjustments of the business and major projects or events will be discussed. Only after the board meeting or the resolution of the board of directors, the decisions will be implemented in accordance with the meetings.

3. HR Management, Responsibility, Rewards and Penalties System:

We have strict control over talents and their efficiency, from the probation period to the conversion to regular employees. After the employees passing the strict evaluation, they will be included in the regular employees pool and sign the job responsibility letter and performance commitment letter. They will go through monthly performance assessment and evaluation as the basis for salary settlement. We will give rewards to employees with excellent performance from time to time, and the rewards are not limited to cash and stocks. We also gives certain penalty measures for employees’ work mistakes, such as deduction of performance-based salary.

4. Budget Management:

The internal control department organizes all departments to participate in the full budget formulation and budget implementation, and comprehensively develop and implement the annual full budget data according to funds, assets, project initiation, business line revenue, and costs. The internal control center strictly controls the budget. The execution department, the finance department, the CEO and the chairman of the board jointly approve and execute the budget. In the process of budget implementation, we adopt the monthly rolling budget system, and the Group financial management internal control center makes statistical analysis of the implementation results to help each business unit complete the performance targets and strive to achieve the annual target of the Group company.

5. Operation Management:

We combine centralized and decentralized management styles according to the business line types and operating characteristics of each subsidiary of the group. We will give our subsidiaries certain management rights so that we will not miss any business opportunities. In terms of production and operation, from project initiation, procurement to sales, we have a complete control process. For example, before purchasing, we need to look around in the market and select high-quality suppliers after the audit of the group’s financial management internal control center. We are willing to build long-term stable and friendly cooperation with high-quality suppliers. We will develop a complete process from the product check-in to check-out. After the approval of all parties, the procedure of product check-out will be completed to avoid risks.

6. Business Development Personnel Management:

For excellent business development personnel, we formulate relevant royalty management measures with comprehensive considerations about different lines of business, different products combined with different market conditions. We distribute salary and bonus according to performance. Business development personnel who successfully complete the sales target can get generous remuneration. These measures actively motivate business development personnel to complete the group’s annual performance goals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Zhixin Liu	37	Chairman of the Board, CEO, President & Secretary
Mingzhou Sun	54	Chief Financial Officer
Fu Liu	58	Director
Michael James Antonoplos	71	Independent Director
Stephen (Chun Kwok) Wong	41	Independent Director
Yan Yang	53	Independent Director
Chunqi Jiao	51	Chief Technology Officer

Biographical Information

Ms. Zhixin Liu. Ms. Liu currently serves as our Chairman of the Board, Chief Executive Officer. Prior to founding Shuhai Beijing in February of 2015, from February 2012 to January 2015, Ms. Liu also worked as the General Manager of Harbin Jinfenglvyuan Bio-Technology Co., Ltd. where she was responsible for implementing the Company’s annual work plan, financial budget report, profit distribution, utilization plan, conducting the daily management of the Company, and signing agreements on behalf of the Company. From January 2011 to February 2012, Ms. Liu worked as a board director in Beijing Jinyajianguo Refrigeration Plants Manufacturing Co., Ltd., a private company. Ms. Liu had business administration courses at China Agricultural University. Ms.Liu obtained MBA of Universidad Rovira i Virgili Instituto de Gestión Empresarial y Management (IGEMA) in 2023. As our President and Chief Executive Officer, Ms. Liu brings to the Board an intimate understanding of the industry and our operations. We believe Ms. Liu’s experience qualifies her to serve on our Board of Directors.

Ms. Mingzhou Sun. Ms. Sun was appointed as our Chief Financial Officer on August 1, 2021. She has over 20 years of experience in the accounting and auditing industry. Since September 2019, Ms. Sun has been serving as the accounting director of the Company, being responsible for preparing the Company’s accounting documents in connection with the Company’s registration statements and periodic reports filed with the U.S. Securities and Exchange Commission in the past. From March 2018 to September 2019, Ms. Sun was a partner at Beijing Mingye Accounting Firm, where she helped her clients establish the internal financial control system, analyze national tax policies and issue various tax related reports. From July 2012 to January 2018, Ms. Sun served as Vice President and Chief Financial Officer at Sun Seven Star Investment Group. From March 2008 to June 2011, she served as Chief Financial Officer at Golden State Holding Group (USA). Prior to that, Ms. Sun also served as the financial director and manager at various companies. Ms. Sun is a registered CPA and Certified Public Valuer in China. She also holds a level 2 certificate of the Association of Chartered Certified Accountants. Ms. Sun received her Bachelor degree in Accounting from Renmin University of China in 1991.

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

We adopted and approved a charter for the Audit Committee, which can be accessed at http://www.dataseainc.com/. In accordance with our Audit Committee Charter, our Audit Committee shall perform several functions, including:

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

Compensation Committee

Yan Yang, Stephen Wong and Michael James Antonoplos are the members of our Compensation Committee and Yan Yang is the chairperson. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee shall be responsible for overseeing and making recommendations to the Board of Directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee’s Charter can be accessed at http://www.dataseainc.com/.

Nomination and Corporate Governance Committee

Michael James Antonoplos, Yan Yang and Stephen Wong are the members of our Nomination and Corporate Governance Committee and Michael James Antonoplos serves as the chairperson. All members of our Nomination and Corporate Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Nomination and Corporate Governance Committee prior to consummation of our initial listing on Nasdaq, which can be accessed at http://www.dataseainc.com/. In accordance with the Nomination and Corporate Governance Committee’s Charter, the Nomination and Corporate Governance Committee shall be responsible to identity and propose new potential director nominees to the Board of Directors for consideration and review our corporate governance policies.

Independence of the Board

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, our board has determined that Stephen Wong, Michael James Antonoplos, and Yang Yan do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq.

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

Code of Conduct and Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the NASDAQ Stock Market and the SEC. We have filed a copy of our code of ethics as an exhibit to the Registration Statement on Form S-1 (No. 333-221906). You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov, or on our website at http://www.dataseainc.com/. In addition, a copy of the code of ethics will be provided without charge upon request to us at our principal executive office. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended June 30, 2023, Fu Liu failed to timely file one Form 4 reporting one transaction, Zhixin Liu failed to timely file two Forms 4 reporting two transactions, Michael J. Antonoplos failed to timely file one Form 4 reporting one transaction and failed to file one Form 4 reporting one transaction, Stephen (Chun Kwok) Wong failed to timely file one Form 4 reporting one transaction, Mingzhou Sun failed to timely file one Form 4 reporting one transaction, Yan Yang failed to timely file one Form 4 reporting one transaction, and Chunqi Jiao failed to timely file one Form 4 reporting one transaction.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently or in the past year served as a member of the compensation committee of our Board.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board.

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the executive officers of the Company in all capacities for our fiscal years ended June 30, 2023 and 2022, respectively, for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Ms. Zhixin Liu (1)	2022	$47,018	—	—	—	—	$47,018
Chairman, CEO	2023	$43,219	—	—	—	—	$43,219
Mingzhou Sun	2022	$35,233					$35,233
CFO	2023	$34,564					$34,564
Chunqi Jiao	2022	$30,169					$30,169
CTO	2023	$28,396					$28,396

(1)

Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal years 2018 and 2017. Starting from July 1, 2019, Liu’s monthly salary will be adjusted to RMB25,300 (about $,3,918), with a bonus of RMB300,000 ($46,460) to be paid under the contract. Starting from January 1, 2023, Ms.Liu’s monthly salary was adjusted to RMB100,000 (about $14,406).Up to June 30 2023, RMB750,000($108,045) was payable to Zhixin Liu.

According to the agreement between Zhixin Liu and Datasea Inc., the Company grants to Ms. Zhixin Liu fifteen thousand (15,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance. Up to June 30 2023, 225,000 shares of stock has not been issued to Zhixin Liu.

Option Grants in Last Fiscal Year

There were no options granted to our executive officers in the fiscal year ended June 30, 2023. The Company has no material policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company.

Employment Agreements

The Company does not have any written employment agreements with its officers other than the agreement described below.

Employment Contract – Zhixin Liu

We entered into an employment agreement with Ms. Zhixin Liu on February 11, 2018, pursuant to which she serves as our Chief Executive Officer until February 10, 2021 and receives a base monthly salary of RMB 20,000 (approximately $3,011). Ms. Liu is also eligible to receive bonuses, transport allowances and housing allowances. The entire package for Ms. Liu is for annual compensation of RMB 600,000 (approximately $90,340).From January 1, 2023, the basic monthly salary of RMB 25,000 (approximately $3,601). Ms Liu is also eligible for bonuses, transport allowances and housing subsidies. Ms. Liu’s for annual compensation of RMB 1,200,000 (approximately $172,873) The employment agreement and its amendment may be terminated in accordance with the provisions of PRC Labor Law. The employment agreement also contains other customary terms under PRC law.

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

On August 22, 2018, our Board of Directors and majority stockholders adopted a 2018 Equity Incentive Plan, or the 2018 Plan, for our company to award shares of our common stock, to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. Our Board of Directors or a designated committee thereof will have the ability in its discretion from time to time to make awards under the 2018 Plan, including to our officers and directors.

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

On June 19, 2023, the shareholders of the Company approved an amendment (the “Amendment No. 2”) to the Company’s 2018 Equity Incentive Plan at the Company’s annual shareholder meeting. Pursuant to the Amendment No. 2, the number of shares of the Company’s common stock reserved for issuance under the 2018 Equity Incentive Plan was increased from 14,000,000 shares of common stock to 24,000,000 shares of common stock.

Director Compensation

The following table shows for the fiscal year ended June 30, 2023, certain information with respect to the compensation of our directors.

Fiscal Year 2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Zhixin Liu*	—	—	—	—
Fu Liu	34,582	—	—	34.582
Michael James Antonoplos	18,000	—	18,000	36,000
Stephen (Chun Kwok) Wong	8.645	—	—	8.645
YanYang	—	—	—	—

*	Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

*	Mr. Liu Fu, our Director and CO-Founder, but does not receive any compensation for his service as a director. He is also the chairman of Shuhai Beijing, $34,575 is the total salary received for his work and position of year 2023. The annual bonus is RMB 1,200,000 ($172,873), Up to June 30 2023, RMB840,000 ($121,011) is payable to Fu Liu. According to the agreement between Fu Liu and Datasea Inc., the Company grants to Mr. Liu ten thousand (10,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance. Up to June 30 2023, 150,000 shares of stock is payable to Fu Liu.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 20, 2023 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% or more stockholders
Zhixin Liu (4)	10,294,295	31.40%
Fu Liu (3)	6,097,820	18.60%
Directors and Executive Officers:
Mingzhou Sun	50,000	0.15	%*
Michael James Antonoplos	10,000	0.03	%*
Stephen (Chun Kwok) Wong	10,000	0.03	%*
Yan Yang	10,000	0.03	%*
Chunqi Jiao	50,000	0.15	%*
All officers and directors as a group (seven persons)	16,522,115	50.40%

*	less than 1%.

(1)

Applicable percentage of ownership is based on 32,784,133 shares of common stock outstanding as of September 20, 2023 together with securities exercisable or convertible into common stock within 60 days as of the date hereof for each stockholder.

(2)	Unless otherwise indicated, the address of our directors, officers and other shareholders disclosed above is 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China, 100176.

(3)	Mr. Liu is a Director of the Company.

(4)	Ms. Liu is the Chairman of the Board and our CEO.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has identified Ms. Zhixin Liu, our CEO and President, as a related person, for the fiscal year ended June 30, 2023. For the purpose of business expansion, Heilongjiang Xungrui signed a new rental agreement with Ms. Liu on October 1, 2019 to meet the Company’s operational needs. The rental term is from October 1, 2019 to September 30, 2021 with an annual rent around $23,293.85.

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

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement and was recorded as prepaid expense since the lease term was not over one year, and not required to be accounted for as a ROU. This rental agreement was canceled in June 2020 and the unused rents of RMB 120,000 ($17,620) was returned to the Company. The Car Rental Agreement was renewed on July 1, 2021 for the period from July 1, 2021 to June 30, 2022, with a monthly rent of RMB18,000 ($2,787) and a total amount of RMB216,000 ($33,451).

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

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rent expense for this agreement was $15,537 for the year ended June 30, 2021. The agreement was renewed for 7 months from October 1, 2021 to April 30, 2022 and monthly rental is RMB13,500 (US $2,090.72), and the total rent is RMB94,500 (US $14,635.05). Then the agreement was renewed again from May 1, 2022 to April 30, 2023, the monthly rental is RMB19,642.5 (US $3,042) and the annual rental is RMB235,710 (US $36,504)

In May 2023, our CEO signed an office lease agreement with Heilongjiang Xunrui Technology Co., Ltd. for a period of one year from May 1, 2023 to April 30, 2024, at an annual rent of RMB 282,852.00 (USD 40,756).

In July 2023, the CEO of the Company entered into two car rental agreements with Tianjin Information Sea Information Technology Co., LTD., one of which was for 12 months from July 1, 2023 to June 30, 2024, with a monthly rental of RMB 18,000 (USD 2,593) and an annual rental of RMB 216,000 (USD 31,123). The other agreement is for 12 months from July 01, 2023 to June 30, 2024, with a monthly rent of RMB20,000 (US $2,881) and an annual rent of RMB240,000 ($34,582).

As of June 30, 2023, the Company had balances due to related parties of $ 96,829.97 for car rental fee and $51,007.92 for lease house fee.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our previous independent registered public accounting firm, Kreit & Chiu CPA LLP (formerly Paris Kreit & Chiu CPA’s LLC) for the fiscal years ended June 30, 2023 and 2022, respectively, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2023	2022
Audit Fees	$137,500	$128,850
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$137,500	$128,850

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms and has determined that their provision of such services to us during fiscal years ended June 30, 2022 and 2023 did not impair their independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-35 of this report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018.
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
4.2	Description of Our Common Stock, incorporated herein by reference to our Registration Statement on Form 8-A, dated and filed with the SEC on December 18, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.

10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.
10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.17	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd., incorporated herein by reference to Exhibit 10.18 of the 10-K filed on October 15, 2019.
10.18	English Translation of the Lease Agreement, dated August 11, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd. incorporated herein by reference to Exhibit 10.18 of the Form 10-K filed on September 28, 2021.
10.19	English Translation of the Lease Agreement, dated August 26, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Hangzhou Zhexin Information Technology Co., LTD incorporated herein by reference to Exhibit 10.19 of the Form 10-K filed on September 28, 2021.
10.20	English Translation of the Supplementary Lease Agreement, dated January 14, 2021, by and among Tianjin Information Sea Information Technology Co., Ltd., Hangzhou Zhexin Information Technology Co., LTD and Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. incorporated herein by reference to Exhibit 10.20 of the Form 10-K filed on September 28, 2021.
10.21	Common Stock Purchase Agreement, dated October 22, 2020, by and between Datasea, Inc. and Triton Funds LP, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on October 23, 2020.
10.22	Form of Securities Purchase Agreement in connection with the registered direct offering closed on July 22, 2021, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on July 22, 2021.
10.23	Placement Agency Agreement, dated July 20, 2021, by and between Datasea, Inc. and FT Global Capital, Inc., incorporated herein by reference to Exhibit 10.2 of the 8-K filed on July 22, 2021
10.24	English Translation of the Employment Agreement, dated August 1, 2021, by and between Datasea, Inc. and Mingzhou Sun, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on August 4, 2021.
10.25	Amendment No. 1 to Datasea Inc. 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 10.1 of the 8-K filed on May 2, 2022.
10.26	English Translation of the Office Purchase Agreement dated May 16, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on May 22, 2023.
10.27	Amendment No. 2 to Datasea Inc.’s 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on June 20, 2023.
10.28	Securities Purchase Agreement, dated August 1, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 7, 2023.
10.29	Securities Purchase Agreement, dated August 1, 2023, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on August 7, 2023.
10.30	Securities Purchase Agreement, dated August 15, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 16, 2023.
10.31	Underwriting Agreement, dated September 11, 2023, by and between the Company and EF Hutton, incorporated herein by reference to Exhibit 1.1 of the Form 8-K filed on September 12, 2023.
10.32	English translation of the Supplementary Agreement to the Subscription Agreement dated September 10, 2023, incorporated herein by reference to Exhibit 99.1 of the Form 8-K filed on September 14, 2023.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1*	Subsidiaries of the Company
23.1*	Kreit & Chiu CPA LLP Consent
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 27, 2023	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	Chief Executive Officer,	September 27, 2023
Zhixin Liu	President, Corporate Secretary and Chair of the Board

/s/ Mingzhou Sun	Chief Financial Officer	September 27, 2023
Mingzhou Sun	(Principal Accounting and Financial Officer)

/s/ Fu Liu	Director	September 27, 2023
Fu Liu

/s/ Michael James Antonoplos	Independent Director	September 27, 2023
Michael James Antonoplos

/s/ Yan Yang	Independent Director	September 27, 2023
Yan Yang

/s/ Stephen (Chun Kwok) Wong	Independent Director	September 27, 2023
Stephen (Chun Kwok) Wong

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

DATASEA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Datasea Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Datasea Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern- Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company had an accumulated deficit of $28.06 million and incurred a net loss from operations of approximately $9.48 million as of and for the year end June 30, 2023. The Company has had recurring losses from operations which has raised substantial doubt about the entity’s ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures to address this matter were to obtain cash flow forecast from the Company, evaluate the reasonableness of the forecast, and test the receipt of cash subsequent to June 30, 2023. The Company received $7.83 million subsequent to June 30, 2023. This alleviated the going concern uncertainty at least for a period of twelve months from the date of issuance of the financial statements.

/s/ Kreit & Chiu CPA LLP (formerly known as Paris, Kreit & Chiu CPA LLP)

We have served as the Company’s auditor since 2021.

Los Angeles, California

September 27, 2023

Auditor’s name: Kreit & Chiu CPA LLP

Location: New York, New York

Firm ID: 6651

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2023	JUNE 30, 2022

ASSETS
CURRENT ASSETS
Cash	$19,728	$164,217
Accounts receivable	255,725	259,410
Inventory, net	241,380	211,353
Value-added tax prepayment	71,261	46,509
Prepaid expenses and other current assets	701,423	575,312
Total current assets	1,289,517	1,256,801

NONCURRENT ASSETS
Security deposit for rents	-	17,181
Long-term investment	55,358	29,800
Property and equipment, net	85,930	187,831
Intangible assets, net	1,185,787	1,741,791
Right-of-use assets, net	137,856	522,273
Total noncurrent assets	1,464,931	2,498,876

TOTAL ASSETS	$2,754,448	$3,755,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,005,059	$197,573
Short term loan	594,906	-
Unearned revenue	609,175	289,888
Accrued expenses and other payables	1,409,939	994,884
Due to related parties	1,162,856	102,331
Loan payables - current	-	81,950
Operating lease liabilities	124,640	457,949
Total current liabilities	4,906,575	2,124,575

NONCURRENT LIABILITIES
Operating lease liabilities	26,449	31,470
Loan payables - non-current	1,401,521	-
Total noncurrent liabilities	1,427,970	31,470

TOTAL LIABILITIES	6,334,545	2,156,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 375,000,000 shares authorized, 27,784,133 and 24,324,633 shares issued and outstanding as of June 30, 2023 and 2022 , respectively	27,784	24,325
Additional paid-in capital	24,122,973	20,729,559
Accumulated comprehensive income	393,252	283,587
Accumulated deficit	(28,063,258)	(18,583,566)
TOTAL COMPANY STOCKHOLDERS’ EQUITY （DEFICIT)	(3,519,249)	2,453,905

Noncontrolling interest	(60,848)	(854,273)

TOTAL EQUITY (DEFICIT)	(3,580,097)	1,599,632

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,754,448	$3,755,677

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED JUNE 30,
	2023	2022

Revenues	$7,045,311	$17,080,911
Cost of goods sold	6,704,380	16,125,238

Gross profit	340,931	955,673

Operating expenses
Selling	690,731	1,358,203
General and administrative	8,414,400	5,574,985
Research and development	921,020	1,259,739

Total operating expenses	10,026,151	8,192,927

Loss from operations	(9,685,220)	(7,237,254)

Non-operating income (expenses)
Other income (expense)	(13,014)	75,075
Interest income	219	50,497

Total non-operating income (expenses), net	(12,795)	125,572

Loss before income tax	(9,698,015)	(7,111,682)

Income tax	-	-

Loss before noncontrolling interest	(9,698,015)	(7,111,682)

Less: (loss) income attributable to noncontrolling interest	(218,323)	(589,974)

Net loss to the Company	(9,479,692)	(6,521,708)

Other comprehensive item
Foreign currency translation gain attributable to the Company	109,665	10,337
Foreign currency translation gain (loss) attributable to noncontrolling interest	29,734	(22,356)

Comprehensive loss attributable to the Company	$(9,370,027)	$(6,511,371)

Comprehensive loss attributable to noncontrolling interest	$(188,589)	$(612,330)

Basic and diluted net loss per share	$(0.38)	$(0.27)

Weighted average shares used for computing basic and diluted loss per share	24,951,868	23,956,393

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest
Balance at July 1, 2021	21,474,138	$21,474	$12,086,788	$(12,061,858)	$273,250	$319,654	$(241,943)

Net loss	-	-	-	(6,521,708)	-	(6,521,708)	(589,974)

Issuance of common stock for equity financing	2,436,904	2,437	7,679,359	-	-	7,681,796	-

Shares issued for stock compensation expense	246,479	247	641,754	-	-	642,001	-

Capital contribution to Shuhai Beijing from a major shareholder	-	-	62,802	-	-	62,802	-

Shares issued for paying officers’ accrued salary	167,112	167	258,856	-	-	259,023	-

Foreign currency translation gain (loss)	-	-	-	-	10,337	10,337	(22,356)

Balance at June 30, 2022	24,324,633	24,325	20,729,559	(18,583,566)	283,587	2,453,905	(854,273)

Net loss	-	-	-	(9,479,692)	-	(9,479,692)	(218,323)

Shares issued for stock compensation expense	3,459,500	3,459	4,375,428	-	-	4,378,887	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation gain	-	-	-	-	109,665	109,665	29,734

Balance at June 30, 2023	27,784,133	$27,784	$24,122,973	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30
	2023	2022

Cash flows from operating activities:
Loss including noncontrolling interest	$(9,698,015)	$(7,111,682)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Loss on disposal of fixed assets	2,443	916
Depreciation and amortization	701,430	577,822
Bad debt expense (reversal)	(50,421)	284,958
Operating lease expense	620,696	863,691
Stock compensation expense	4,378,887	642,000
Changes in assets and liabilities:
Accounts receivable	(15,387)	(267,771)
Inventory	(46,919)	(25,323)
Value-added tax prepayment	(29,212)	123,313
Prepaid expenses and other current assets	(141,545)	(224,285)
Accounts payable	839,735	26,236
Unearned revenue	353,849	111,689
Deferred revenue	-	(46,461)
Accrued expenses and other payables	523,534	741,328
Payment on operating lease liabilities	(575,156)	(836,143)

Net cash used in operating activities	(3,136,081)	(5,139,712)

Cash flows from investing activities:
Acquisition of property and equipment	(3,881)	(51,340)
Acquisition of intangible assets	(80,438)	(1,051,111)
Long-term investment	(28,812)	(30,973)

Net cash used in investing activities	(113,131)	(1,133,424)

Cash flows from financing activities:
Due to related parties	1,110,238	37,042
Proceeds of loan payables	2,197,400	-
(Repayment) of loan payables	(198,431)	(1,402,336)
Proceeds from capital contribution from a major shareholder	-	62,802
Net proceeds from issuance of common stock	-	7,681,796

Net cash provided by financing activities	3,109,207	6,379,304

Effect of exchange rate changes on cash	(4,484)	8,373

Net increase (decrease) in cash	(144,489)	114,541

Cash, beginning of year	164,217	49,676

Cash, end of year	$19,728	$164,217

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,501	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash operating, investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$241,093	$-
Transfer of prepaid software development expenditure to intangible assets	$-	$50,000
Shares issued for accrued bonus to officers	$-	$259,023

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company”, or “we”, “us”, “our”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu (“Ms. Liu”), an owner of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu. As a holding company with no material operations, the Company conducts a majority of its business activities through organizations established in the People’s Republic of China (“PRC), primarily by variable interest entity (the “VIE”). The Company does not have any equity ownership of its VIE, instead it controls and receives economic benefits of the VIE’s business operations through certain contractual arrangements.

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

Impact of Coronavirus Outbreak

On December 7, 2022, the joint prevention and control mechanism of the State Council of China issued a notice, announcing ten targeted measures to further optimize epidemic prevention and control (hereinafter referred to as the “New Ten Rules”). This is a major adjustment made by the Chinese authorities to the previous epidemic control policy. Later, Beijing, Shanghai, Chongqing, Guangzhou and other cities in China announced the follow-up implementation of the “New Ten Rules”. The introduction of the New Ten Rules announced that China’s previous “dynamic zero” epidemic prevention policy had officially come to an end. So far, except for some special medical key places, people do not need to provide nucleic acid test negative reports when traveling. During the period when the new policy was introduced, the number of COVID-19 cases in China has increased significantly, and people’s focus on COVID-19 has shifted from pre protection to better indoor living environment to avoid repeated infection.

Facing challenges that are also opportunities, the needs for air sterilization has likely become a permanent way of life for many and will likely continue into common. Datasea has developed five models Air Sterilizers under its in-house advanced acoustic intelligence technology, to target public and private application scenarios such as hospitals, airport, logistic warehouse, cold chain transportation and home care. In December 3, 2022, the Company unveiled national Hailijia air sterilizer product campaign with an online event and offline product showcases in various cities in China, with more than 50 institutions specializing in trade and distribution from China, Southeast Asia, and the Middle East participated. During the product campaign, Datasea has entered into several marketing and distribution agreements (total amount is approximately $20 Million) in order to expand the business and reach to customers and sell certain Hailijia air sterilizers and purifiers in China.

Currently, after the rapid outbreak of COVID-19 pandemic in China at end of 2023 and earlier 2023, China’s epidemic related control policies have been completely abolished, and retaliatory consumption generated after three years of continuous control and relaxation, but does not include epidemic related products; In addition, the market generally believes that effective antibodies will be available within 6 months after infection, so there may be a phased decline in demand for disinfection products before the possible resurgence of the COVID-19 pandemic in the future and may had a material impact on the Company’s earnings. However, in the post epidemic era, in the face of the recurrence of COVID-19 and the prevalence of H1N1 influenza in China, the needs for air sterilization and less contact have likely become a permanent way of life for many and may lead to a rebound in demand for new disinfection and sterilization equipment.

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

We currently believe that our financial situation will benefit us through the new products and rising demands. However, we may need to raise capital to accompany the business development in the future.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2023 and 2022, the Company had a net loss of approximately $9.48 million and $6.52 million, respectively. The Company had an accumulated deficit of approximately $28.06 million as of June 30, 2023, and negative cash flow from operating activities of approximately $3.14 million and $5.14 million for the years ended June 30, 2023 and 2022, respectively. The historical operating results including recurring losses from operations which raise doubt about the Company’s ability to continue as a going concern.

On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 4,760,000 shares of common stock at a $1.2 per share purchase price. On September 21, 2023, the Company received full payment of RMB 40,000,000 ($5.71 million) from the investor.

On August 15, 2023, the Company entered into a subscription agreement with a non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 2,962,963 shares of common stock at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The investor paid the amount of $714,286 to the Company as of the date of this report.

On September 13, 2023, the Company closed an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share. The gross proceeds to the Company from this offering are approximately $2 million, before deducting any fees or expenses. As of the report date, the Company received $1.6 million net proceeds from this offering.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 99.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 90% ownership from Guohao Century and 10% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary–- Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of September 20, 2023.

Zhixin Liu
Fu Liu
Other Holder
31.4%
18.6%
50%
Datasea Inc.
(a Nevada corporation)
100%
100%
Shuhai Information Skill(HK) Limited
(a Hong Kong Limited Company)
Datasea Acoustics LLC.
(Delaware,USA)
100%
Tianjin Information Sea Information Technology Co.Ltd.
(a PRC Limited Liability Company)
VIE Contractual Agreements
Shuhai Information Technology Co.Ltd.
(a PRC Limited Liability Company)
1%
99%
1%
99%
Beijing Yiying Business Management Development Center (Limited partnership )
Beijing Yirui Business Management Development Center (Limited partnership )
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
Guohao Century (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Heilongjiang Xunrui Technology Co., Ltd. (a PRC Limited Liability Company)
Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (a PRC Limited Liability Company)
Nanjing Shuhai Equity Investment & Fund Management Co., Ltd. (a PRC Limited Liability Company)
9.09%
100%
100%
99%
90%
99%
Zhongnuohui (Hangzhou) Information Technology Co., LTD
Hangzhou number intelligence geek technology Co., LTD
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

As of this report date, there were no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of June 30, 2023 and 2022, and for the years ended June 30, 2023 and 2022, respectively.

The following is the tabular form condensed consolidating schedule depicting the financial position, cash flows and results of operations for the parent, the subsidiary, WOFE, and the consolidated variable interest entity, and any eliminating adjustments separately as of and for the years ending June 30, 2023 and 2022, respectively.

Condensed Consolidating Statements of Income Information

	Year Ended June 30, 2023
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$7,045,311		$7,045,311
Revenue -Parent provide service to VIE	453,500				(453,500)	-
Revenue - WOFE’s label that is used by VIE			81,544		(81,544)	-
Revenue - from VIE’s label that is used by WOFE				751,125	(751,125)	-
Cost of Revenue - third parties				6,704,380		6,704,380
Gross profit	453,500		81,544	1,092,056	(1,286,169)	340,931

Operating expenses	5,082,029	366,767	766,269	3,811,086		10,026,151
Operating expenses -VIE cost that was purchased from WOFE				81,544	(81,544)	-
Operating expenses -WOFE cost that was purchased from VIE			751,460		(751,460)	-
Operating expenses -VIE cost that service provided by Parent				453,500	(453,500)	-
Loss from operations	(4,628,529)	(366,767)	(1,436,185)	(3,253,739)		(9,685,220)
Other income (expenses), net	(1,005)	(584)	(5,260)	(5,946)		(12,795)
Income tax expense						-
Loss before noncontrolling interest	(4,629,534)	(367,351)	(1,441,455)	(3,259,685)		(9,698,015)
Less: loss attributable to noncontrolling interest				(218,323)		(218,323)
Net loss to the Company	(4,629,534)	(367,351)	(1,441,445)	(3,041,362)	-	(9,479,692)

	Year Ended June 30, 2022
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$17,080,911		$17,080,911
Revenue-Parent provide service to VIE	49,600				(49,600)	-
Revenue - WOFE sold inventory to VIE			2,844,126		(2,844,126)	-
Revenue - VIE sold inventory to WOFE				211,053	(211,053)	-
Revenue - from VIE’s label that is used by WOFE				1,782,451	(1,782,451)	-
Cost of Revenue - third parties				13,374,932		13,374,932
Cost of Revenue - associated with the inventory that the WOFE sold to the VIE			2,607,564	2,607,564	(2,607,564)	2,607,564
Cost of Revenue - associated with the inventory that the VIE sold to the WOFE			142,742	142,742	(142,742)	142,742
Cost of Revenue - WOFE use of label that is owned by VIE			1,782,451		(1,782,451)	-
Gross profit	49,600	-	(1,688,631)	2,949,177	(354,473)	955,673

Operating expenses	1,292,158	320,625	871,643	5,708,501		8,192,927
Operating expenses-VIE cost that was purchased from WOFE				206,839	(206,839)	-
Operating expenses-VIE cost that service provided by Parent				51,799	(51,799)	-
Loss from operations	(1,242,558)	(320,625)	(2,560,274)	(2,759,324)	(354,473)	(7,237,254)
Other income (expenses), net	(1,292)	23	45,050	81,791		125,572
Income tax expense						-
Loss before noncontrolling interest	(1,243,850)	(320,602)	(2,515,224)	(2,677,533)	(354,473)	(7,111,682)
Less: loss attributable to noncontrolling interest				(589,974)		(589,974)
Net loss to the Company	$(1,243,850)	$(320,602)	$(2,515,224)	$(2,087,559)	$(354,473)	$(6,521,708)

Condensed Consolidating Balance Sheets Information

	As of June 30, 2023
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated

Cash	$1,487	$809	$3,715	$13,717		$19,728
Accounts receivable				255,725		255,725
Accounts receivable - VIE			1,181,256		(1,181,256)	-
Accounts receivable - WOFE				754,242	(754,242)	-
Inventory				241,380		241,380
Inventory - VIE						-
Inventory - WOFE				26,562	(26,562)	-
Other receivables -Subsidiaries			111	2,394	(2,505)	-
Other receivables - VIE			8,601,966		(8,601,966)	-
Other receivables - WOFE	88,145				(88,145)	-
Other receivables - Parent		5,000		14,884	(19,884)	-
Other current assets			123,251	649,433		772,684

Total current assets	89,632	5,809	9,910,299	1,958,337	(10,674,560)	1,289,517

Property and equipment, net			43,044	42,886		85,930
Intangible assets, net		417,708	68,504	757,700	(58,125)	1,185,787
Right of use asset, net			77,508	60,348		137,856
Investment into subsidiaries	12,920,480				(12,920,480)	-
Investment into WOFE		11,050,890			(11,050,890)	-
Other non -current assets				55,358		55,358

Total non-current assets	12,920,480	11,468,598	189,056	916,292	(24,029,495)	1,464,931

Total Assets	$13,010,112	$11,474,407	$10,099,355	$2,874,629	$(34,704,055)	$2,754,448

Accounts payable	$288,020		$66,633	$650,406		$1,005,059
Accounts payable - VIE			754,242		(754,242)	-
Accounts payable - WOFE				1,181,256	(1,181,256)	-
Short term loan				594,906		594,906
Advance from customers			456	608,719		609,175
Accrued expenses and other payables	34,780		107,881	1,480,947	(213,669)	1,409,939
Lease liability			85,417	39,223		124,640
Other payables - Datasea			78,926		(78,926)	-
Other payables - VIE		2,536			(2,536)	-
Other payables - WOFE		122		8,596,015	(8,596,137)	-
Other current liabilities	32,000		100,165	1,030,691		1,162,856

Total current liabilities	354,800	2,658	1,193,720	14,182,163	(10,826,766)	6,216,881

Lease liability - noncurrent				26,449		26,449
Long term loan				1,401,521		91,215

Total non-current liabilities				1,427,970		117,664

Total liabilities	354,800	2,658	1,193,720	15,610,133	(10,826,766)	6,334,545

Accumulated deficit	(7,069,628)	(1,448,731)	(6,136,980)	(13,586,686)	178,767	(28,063,258)
Other equity	19,724,940	12,920,480	15,042,615	851,182	(24,056,056)	24,483,161

Total equity	12,655,312	11,471,749	8,905,635	(12,735,504)	(23,877,289)	(3,580,097)

Total liabilities and stockholders’ equity	$13,010,112	$11,474,407	$10,099,355	$2,874,629	(34,704,055)	$2,754,448

	As of June 30, 2022
	PARENT	SUBSIDIARY - HK entity	WOFE	VIE	Elimination	Consolidated

Cash	$4,175	$6,435	$17,873	$135,734		$164,217
Accounts receivable				259,410		259,410
Accounts receivable - VIE			1,322,556		(1,322,556)	-
Inventory			5,186	206,167		211,353
Inventory - VIE						-
Inventory - WOFE				28,597	(28,597)	-
Other receivables-Subsidiaries			120		(120)	-
Other receivables - VIE			9,683,156		(9,683,156)	-
Other receivables - WOFE	72,651				(72,651)	-
Other current assets			118,238	502,255	1,328	621,821

Total current assets	76,826	6,435	11,147,129	1,132,163	(11,105,752)	1,256,801

Property and equipment, net			94,362	93,469		187,831
Intangible assets, net		781,875	90,545	936,421	(67,050)	1,741,791
Right of use asset, net			394,988	127,285		522,273
Investment into subsidiaries	12,920,480				(12,920,480)	-
Investment into WOFE		11,050,913			(11,050,913)	-
Other non-current assets			17,181	29,800		46,981

Total non-current assets	12,920,480	11,832,788	597,076	1,186,975	(24,038,443)	2,498,876

Total Assets	$12,997,306	$11,839,223	$11,744,205	$2,319,138	$(35,144,195)	$3,755,677

Accounts payable	$110,800		$51,104	$35,669		$197,573
Accounts payable - WOFE				1,322,556	(1,322,556)	-
Advance from customer			492	289,396		289,888
Accrued expense and other payable			62,593	1,190,564	(258,273)	994,884
Lease liability			414,236	43,713		457,949
Loan payable				81,950		81,950
Other payables - Datasea			69,851		(69,851)	-
Other payables - VIE						-
Other payables - WOFE		122		9,683,156	(9,683,278)	-
Other current liabilities			32,184	70,147		102,331

Total current liabilities	110,800	122	630,460	12,717,151	(11,333,958)	2,124,575

Lease liability - noncurrent			31,470			31,470

Total non-current liabilities	-	-	31,470	-	-	31,470

Total liabilities	110,800	122	661,930	12,717,151	(11,333,958)	2,156,045

Accumulated deficit	(2,437,676)	(1,081,379)	(4,684,988)	(10,561,552)	182,029	(18,583,566)
Other equity	15,324,182	12,920,480	15,767,263	163,539	(23,992,266)	20,183,198

Total equity	12,886,506	11,839,101	11,082,275	(10,398,013)	(23,810,237)	1,599,632

Total liabilities and stockholders’ equity	$12,997,306	$11,839,223	$11,744,205	$2,319,138	$(35,144,195)	$3,755,677

Condensed Consolidating Cash Flows Information

	Year Ended June 30, 2023
	PARENT	SUBSIDIARIES - HK entity	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(41,815)	$(3,185)	$(528,833)	$(2,527,577)		$(3,101,410)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(34,671)			(34,671)
Net cash provided by/(used in) investing activities				(113,131)		(113,131)
Net cash provided by/(used in) investing activities (WOFE to VIE)			407,905		(407,905)	-
Net cash provided by/(used in) investing activities (Parent to VIE)	14,622				(14,622)	-
Net cash provided by/(used in) investing activities ( VIE to HK )				2,536	(2,536)	-
Net cash provided by/(used in) financing activities	32,000		73,151	3,004,056		3,109,207
Net cash provided by/(used in) financing activities ( PARENT to VIE )				(14,622)	14,622	-
Net cash provided by/(used in) financing activities ( VIE to HK )		(2,536)			2,536	-
Net cash provided by/(used in) financing activities WOFE to PARENT)						-
Net cash provided by/(used in) financing activities (WOFE’s cash inflow from HK)						-
Net cash provided by/(used in) financing activities (WOFE to VIE)				(407,905)	407,905	-
Net increase (decrease) in cash and cash equivalents	$9,209	$(5,649)	$(86,346)	$(61,703)	-	$(144,489)

	Year Ended June 30, 2022
	PARENT	SUBSIDIARIES - HK entity	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(548,484)	$23	$(3,280,231)	$(1,246,639)		$(5,145,022)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(64,381)			(64,381)

Net cash provided by/(used in) investing activities			(26,391)	(1,107,033)		(1,133,424)
Net cash provided by/(used in) investing activities (Parent investment to HK)	(7,060,000)				7,060,000	-
Net cash provided by/(used in) investing activities (Parent investment to WOFE)	(42,000)				42,000	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(3,769,866)		3,769,866	-
Net cash provided by/(used in) investing activities (HK to WOFE)		(7,056,536)			7,056,536	-

Net cash provided by/(used in) financing activities	7,642,796		2,478	(1,265,970)		6,448,995
Net cash provided by/(used in) financing activities (Parent to HK )		7,060,000	41,629		(7,101,629)	-
Net cash provided by/(used in) financing activities WOFE to PARENT)						-
Net cash provided by/(used in) financing activities (WOFE’s cash inflow from HK)			7,074,350		(7,074,350)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				3,769,866	(3,769,866)	-
Net increase (decrease) in cash and cash equivalents	$(9,867)	$3,487	$(23,114)	$144,035		$114,541

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2023 and 2022, the Company has no such contingencies.

CASH

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less.

ACCOUNTS RECEIVABLE

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2023 and 2022, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $52,915 and $56,971 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of June 30, 2023 and 2022, respectively.

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

As of June 30, 2023 and 2022, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the years ended June 30, 2023 and 2022, there was no impairment loss recognized on long-lived assets.

UNEARNED REVENUE

The Company records payments received in advance from its customers or sales agents for the Company’s products as unearned revenue, mainly consisting of deposits or prepayment for 5G products from the Company’s sales agencies. These orders normally are delivered based upon contract terms and customer demand, and the Company will recognize it as revenue when the products are delivered to the end customers.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2023 and 2022.

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

The following table shows the Company’s revenue by revenue sources:

	For the Year Ended June 30, 2023	For the Year Ended June 30, 2022
5G Messaging	$6,686,691	$17,024,695
5G messaging	5,747,539	11,937,189
Aggregate messaging platform	23,816	3,261,959
Cloud platform construction cooperation project	915,336	1,825,547
Acoustic Intelligence Business	196,940	-
Ultrasonic Sound Air Disinfection Equipment	81,275	-
Other	115,665	-
Smart City business	161,680	56,216
Smart community	33,123	56,216
Smart community broadcasting system	122,521	-
Smart agriculture	6,036	-

Total revenue	$7,045,311	$17,080,911

SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined the Company’s current operations constitutes a single reportable segment in accordance with ASC 280. The Company’s only business and industry segment is high technology and advanced information systems (“TAIS”). TAIS include smart city solutions that meet the security needs of residential communities, schools and commercial enterprises, and 5G messaging services including 5G SMS, 5G MMCP and 5G multi-media video messaging.

All of the Company’s customers are in the PRC and all revenues for the years ended June 30, 2023 and 2022 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of June 30, 2023, the Company had no unrecognized tax positions and no charges during the year ended June 30, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed a non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. On December 20, 2022, Guohao Century acquired a 30% ownership noncontrolling interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). The Company recognized a paid in capital deficit of $982,014 from this purchase due to continued loss of Zhangxun. Subsequent to this purchase, the Company ultimately holds a 99.9% ownership of Zhangxun.

As of June 30, 2023, Zhangxun was 0.1% owned by noncontrolling interest, Zhangqi was 1% owned by noncontrolling interest, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the years ended June 30, 2023 and 2022, the Company had loss of $218,323 and $589,974 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $17,432 and $153,607 as of June 30, 2023 and 2022, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2023, cash of $1,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of June 30, 2023, the cash balance of $809 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The Company follows FASB ASC Topic”220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	June 30,	June 30,
	2023	2022
Period-end date USD: RMB exchange rate	7.2258	6.7114
Average USD for the reporting period: RMB exchange rate	6.9415	6.4571

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2023 and 2022, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 warrants were anti-dilutive and was therefore excluded from EPS for the years ended June 30, 2023 and 2022, respectively.

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

The Company’s management does not believe that any other recently monthsssued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2023	June 30, 2022
Furniture and fixtures	$84,014	$113,113
Vehicle	484	522
Leasehold improvement	216,932	233,558
Office equipment	261,658	278,232
Subtotal	563,088	625,425
Less: accumulated depreciation	477,158	437,594
Total	$85,930	$187,831

Depreciation for the years ended June 30, 2023 and 2022 was $93,594 and $164,145, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2023	June 30, 2022
Software registration or using right	$1,635,307	$1,226,671
Patent	14,527	15,640
Software and technology development costs	631,250	1,006,412
Value-added telecommunications business license	15,374	16,552
Subtotal	2,299,458	2,265,275
Less: Accumulated amortization	1,110,671	523,484
Total	$1,185,787	$1,741,791

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the years ended June 30, 2023 and 2022 was $607,836 and $413,677, respectively. The amortization expense for the next five years as of June 30, 2023 will be $607,836, $577,951, $0, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	June 30, 2022
Security deposit	$15,615	$255,325
Prepaid expenses	563,203	230,745
Other receivables – Heqin	460,850	548,321
Advance to third party individuals, no interest, payable upon demand	11,764	49,299
Others	110,841	39,943
Total	1,162,273	1,190,683
Less: allowance for other receivables – Heqin	460,850	548,321
Total	$701,423	$575,312

As of June 30, 2023, prepaid expenses mainly consisted of prepayment of 5G Messaging service fee recharge of $500,395, prepaid rent and property management fee of $48,200 and other prepayments of $14,608. As of June 30, 2022, prepaid expenses mainly consisted of prepaid marketing fee of $139,204, prepaid rent and property management fee of $19,973 and other prepayments of $71,568.

Other receivables–- Heqin

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). As of June 30, 2023 and 2022, Heqin made $48,438 (through Yuetianyun) and $0 repayment to the Company, and the Company made a bad debt allowance of $460,850 and $548,321 as of June 30, 2023 and 2022, respectively.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2023	June 30, 2022
Other payables	$308,841	$147,269
Due to third parties	175,354	117,531
Social security payable	537,964	425,700
Salary payable–- employees	387,780	304,384
Total	$1,409,939	$994,884

Due to third parties were the short term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from bank

On December 24, 2022, Zhangxun entered a loan agreement with Tianjin Jincheng Bank Co., Ltd for the amount of RMB 800,000 ($114,867) with a term of 24 months, the interest rate was 18.0% per annum to be paid every 21st of each month. For the year ended June 30, 2023, the Company made a repayment of $28,812 to this loan. For the year ended June 30, 2023, the Company recorded and paid $9,395 interest expense for this loan. As of June 30, 2023, $55,357 was recorded as current liabilities and $27,704 was recorded as non-current liabilities.

On December 21, 2022, Zhangxun entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 590,177 ($84,740) with a term of 24 months, the interest rate was 17.1% per annum to be paid every 24th of each month. For the year ended June 30, 2023, the Company made a repayment of $12,146 to this loan. For the year ended June 30, 2023, the Company recorded and paid $7,173 interest expense for this loan. As of June 30, 2023, $46,672 was recorded as current liabilities and $23,312 was recorded as non-current liabilities.

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the year ended June 30, 2023, the Company made a repayment of $18,522 to this loan. For the year ended June 30, 2023, the Company recorded and paid $6,862 interest expense for this loan. As of June 30, 2023, $71,174 was recorded as current liabilities and $35,587 was recorded as non-current liabilities.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the year ended June 30, 2023, the Company made a repayment of $1,372 to this loan. For the year ended June 30, 2023, the Company recorded and paid $495 interest expense for this loan. As of June 30, 2023, $7,908 was recorded as current liabilities and $4,613 was recorded as non-current liabilities.

On April 25, 2023, Shuhai information entered a loan agreement with China Bank Co., Ltd for the amount of RMB 2,990,000 ($435,118) with a term of 12 months with a preferential annual interest rate of 2.35% to be paid every 21st of each month. For the year ended June 30, 2023, the Company recorded and paid $1,575 interest expense for this loan. As of June 30, 2023, $413,795 was recorded as current liabilities.

The following table summarizes the loan balance as of June 30, 2023:

					Balance due
Lendor	Loan amount	Borrowing date	Loan term: Months	Interest rate	Current	Non- current
Tianjin Jincheng Bank Co., Ltd	110,714	12/21/2022	24	18%	$55,357	$27,704
Shenzhen Qianhai WeBank Co., Ltd	81,676	12/24/2022	24	17.1%	46,672	23,312
Shenzhen Qianhai WeBank Co., Ltd	13,839	1/13/2023	24	8.68%	7,908	4,613
Shenzhen Qianhai WeBank Co., Ltd	124,553	12/20/2022	24	10.73%	71,174	35,587
Shenzhen Qianhai WeBank Co., Ltd	413,795	4/25/2023	12	2.35%	413,795	-
Total	$744,577				$594,906	$91,215

Loan from an unrelated party

On April 24, 2022, the Company entered a loan agreement with an unrelated party for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. During the year ended June 30, 2023, the Company repaid $0.16 million to this unrelated party. In addition, there is also other receivable of $0 and $67,050 from the same unrelated party as of June 30, 2023 and 2022, respectively, which was net off with loans payable. As of June 30, 2023 and 2022, the outstanding loan balance to the unrelated party was $1,310,306 and $81,950, respectively as a result of the Company did not repay the loan in full at maturity.

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease was expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay it yet as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The rental expense for this office location was $33,707  and $20,976, respectively, for the years ended June 30, 2023 and 2022.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. The rental expense for those agreements was $65,692 and $33,400, respectively, for the years ended June 30, 2023 and 2022.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. The rental expense for this lease was $25,243 and $23,540 for the years ended June 30, 2023 and 2022, respectively.

Due to related parties

As of June 30, 2023 and 2022, the Company had due to related parties of $1,162,856 and $102,331, respectively, mainly was for the payable of an office lease from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

In addition, the Company has also agreed to issue to its placement agent for offering above warrants to purchase a number of shares of the common stock equal to 5.0% of the aggregate number of shares of the common stock sold in this offering (121,845 warrants), the warrants have an exercise price of $4.48 per share and will terminate on the two and one-half-year anniversary of the closing of the offering. The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $225,964. The warrants issued in this financing was classified as equity instruments.

The closing of the sales of these securities under the securities purchase agreement took place on July 22, 2021. The net proceeds from the transactions were approximately $7,640,000, after deducting certain fees due to the placement agent and the Company’s estimated transaction expenses, and has been used for working capital and general corporate purposes, and for the repayment of debt.

Following is a summary of the activities of warrants for the period ended June 30, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2021	101,500	6.00	2.47
Exercisable as of June 30, 2021	101,500	6.00	2.47
Granted	1,218,453	4.48	2.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2022	1,319,953	$4.60	1.63
Exercisable as of June 30, 2022	1,319,953	$4.60	1.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2023	1,319,953	$4.60	0.63
Exercisable as of June 30, 2023	1,319,953	$4.60	0.63

Shares to Independent Directors as Compensation

During the years ended June 30, 2023 and 2022, the Company recorded $18,000 and $19,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the years ended June 30, 2023 and 2022, the Company recorded $384,525 and $607,500 stock compensation expense to the Company’s CEO and one of the board members for the quarter.

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

Shares to Employee and consultants under the 218 Equity Incentive Plan

During the year ended June 30, 2023, the Company issued 3,459,500 shares of the Company’s common stock to the Company’s employees and consultants for the services that were provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 3,459,500 shares at issuance date was $3,976,362 and was recorded as the Company’s stock compensation expense.

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of June 30, 2023 and 2022, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $6.51 million and $2.19 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of June 30, 2023 and 2022, the Company has approximately $17.10 million and $13.91 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2023 and 2022.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2023 and 2022:

	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(1.8)%	(2.8)%
Effect of PRC tax holiday	1.7%	0.3%
Valuation allowance	21.1%	23.5%

Effective tax rate	-%	-%

The provision for income tax expense (benefit) for the years ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense – current	$-	$-
Income tax benefit – deferred	(870,640)	(1,606,146)
Increase in valuation allowance	870,640	1,606,146
Total income tax expense	-	-

The Company’s net deferred tax assets as of June 30, 2023 and 2022 is as follows:

	June 30, 2023	June 30, 2022
Deferred tax asset
Net operating loss	$3,986,827	$3,220,526
R&D expense	123,750	123,750
Depreciation and amortization	180,522	82,406
Bad debt expense	119,932	142,479
Social security and insurance accrual	149,196	134,771
Inventory impairment	13,771	14,804
ROU, net of lease liabilities	20,171	4,792
Total	4,594,168	3,723,528
Less: valuation allowance	(4,594,168)	(3,723,528)
Net deferred tax asset	$-	$-

NOTE 12 – COMMITMENTS

Leases

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or $96,000). The Company received a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease. On October 8, 2022, the Company renewed this lease for another year but for half space of the previous lease, with a monthly rent of RMB 107,714 ($15,787). The Company received a one-month rent abatement.

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

On August 26, 2020, Tianjin Information entered into a lease for the office in Hangzhou City, China from September 11, 2020 to October 5, 2022. The first year rent is RMB 1,383,970 ($207,000). The second-year rent is RMB 1,425,909 ($202,800). The security deposit is RMB 115,311 ($16,400). The total rent for the lease period is to be paid in four installments. On October 6, 2022, Hangzhou took over and renewed this lease for one year, the total rent is RMB 1,178,463 ($172,575), payable every six months in advance. In May 2023, the lease was terminated. The total rent expense was RMB 848,620 ($122,253) for the year ended June 30, 2023.

On May 10, 2023, Guo Hao Century entered into a lease for the office in Hangzhou City, China from May 10, 2023 to May 9, 2025. The security deposit is RMB 115,311 ($7,670). The quarterly rent is as follows:

Start Date	End Date	Rent expense
		RMB	USD
5/10/2023	8/9/2023	43,786	$6,060
8/10/2023	11/9/2023	66,038	9,139
11/10/2023	2/9/2024	66,038	9,139
2/10/2024	5/9/2024	64,602	8,940
5/10/2024	8/9/2024	66,038	9,139
8/10/2024	11/9/2024	66,038	9,139
11/10/2024	2/9/2025	66,038	9,139
2/10/2025	5/9/2025	63,884	$8,841

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Operating lease expense	$620,696	$863,691

	June 30, 2023	June 30, 2022
Right-of-use assets	$137,856	$522,273
Lease liabilities - current	124,640	457,949
Lease liabilities - noncurrent	26,449	31,470
Weighted average remaining lease term	0.67 years	0.73 years
Weighted average discount rate	6.25%	5.00%

The following is a schedule, by years, of maturities of the operating lease liabilities as of June 30, 2023:

12 Months Ending June 30,	Minimum Lease Payment
2023	$127,708
2024	27,119
Total undiscounted cash flows	154,828
Less: imputed interest	(3,739)
Present value of lease liabilities	$151,089

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events need to be disclosed:

Disposal of subsidiary Zhangxun

On July 21, 2023, the Company’s shareholders decided to sell Zhangxun to a third party at a price of RMB 2 (US $0.2).

The following condensed unaudited pro forma consolidated balance sheet as of June 30 ,2023 presents the Company’s consolidated balance sheet as if the disposal of Zhangxun occurred on June 30, 2023.

JUNE 30, 2023

ASSETS
CURRENT ASSETS
Cash	$7,848,979
Accounts receivable	782,494
Inventory, net	241,380
Value-added tax prepayment	55,652
Prepaid expenses and other current assets	1,360,086
Total current assets	10,288,591

NONCURRENT ASSETS
Long-term investment	55,358
Property and equipment, net	75,918
Intangible assets, net	841,159
Right-of-use assets, net	137,856
Total noncurrent assets	1,110,291

TOTAL ASSETS	$11,398,882

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$474,800
Short term loan	492,877
Unearned revenue	515,050
Accrued expenses and other payables	660,783
Due to related parties	1,162,856
Operating lease liabilities	124,640
Total current liabilities	3,431,006

NONCURRENT LIABILITIES
Operating lease liabilities	26,449
Loan payables - non-current	1,350,505
Total noncurrent liabilities	1,376,954

TOTAL LIABILITIES	4,807,960

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Other equity	33,657,141
Accumulated deficit	(27,066,219)

TOTAL STOCKHOLDERS’ DEFICIT	6,590,922

TOTAL LIABILITIES AND DEFICIT	$11,398,882

The following condensed unaudited pro forma consolidated results of operations present the results of operations of the Company, as if the disposal of Zhangxun occurred on July 1, 2022 and 2021, respectively.

	YEARS ENDED JUNE 30,
	2023	2022

Revenues	$3,640,690	$2,670,151
Cost of goods sold	3,505,209	2,413,698

Gross profit	135,481	256,453

Operating expenses
Selling	372,639	399,553
General and administrative	7,492,939	4,580,358
Research and development	569,635	614,153

Total operating expenses	8,435,213	5,594,064

Loss from operations	(8,299,732)	(5,337,611)

Non-operating income (expenses)
Other income (expense)	(24,529)	67,124
Gain on disposal of subsidiary	997,037	-
Interest income	148	49,288

Total non-operating income (expenses), net	972,656	116,412

Loss before income tax	(7,327,076)	(5,221,199)

Income tax	-	-

Loss before noncontrolling interest	(7,327,076)	(5,221,199)

Less: loss attributable to noncontrolling interest	(8,821)	(19,237)

Net loss to the Company	$(7,318,255)	$(5,201,962)

The following table summarizes the carrying value of the assets and liabilities of discontinued operations Zhangxun at June 30, 2023.

Cash	$34
Accounts receivable	254,988
Other current assets	50,406
Fixed assets, net	10,012
Intangible assets, net	344,629

Total assets	660,069

Accounts payable	1,312,016
Advance from customers	94,126
Accrued liability and other payables	1,442,617
Loan payables	153,044

Total liabilities	3,001,803

The following tables shows the results of operations relating to discontinued operations Zhangxun for the years ended June 30, 2023 and 2022, respectively.

	YEARS ENDED JUNE 30,
	2023	2022

Revenues	$3,520,142	$17,024,361
Cost of goods sold	3,199,171	16,118,302

Gross profit	320,971	906,059

Operating expenses
Selling	318,092	958,649
General and administrative	1,036,979	1,201,465
Research and development	351,385	645,586

Total operating expenses	1,706,456	2,805,700

Loss from operations	(1,385,485)	(1,899,641)

Other income, net	11,587	9,159

Loss before income tax	(1,373,898)	(1,890,482)

Income tax	-	-

Loss before noncontrolling interest	(1,373,898)	(1,890,482)

Less: loss attributable to noncontrolling interest	(209,501)	(570,737)

Net loss to the Company	$(1,164,397)	$(1,319,745)

Equity Financing

On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 4,760,000 shares of common stock at a $1.2 per share purchase price. The investor understands that the shares must be held for a period of 365 days. In accordance with the two Agreements, the Investor shall pay a total purchase price of $2,856,000 in RMB, with an amount of RMB 20,000,000 no later than September 10, 2023 and another purchase price of $2,856,000 in RMB, with an amount of RMB 20,000,000 no later than September 30, 2023. On September 10, 2023, the Company signed a supplementary agreement to revise the payment date of the first payment of RMB20,000,000 (approximately $2,856,000). The investor has provided a firm commitment to the Company that this RMB20,000,000 will now be paid no later than September 30, 2023. On September 21, 2023, the Company received full payment of RMB 40,000,000 ($5.48 million) from the investor.

On August 15, 2023, the Company entered into a subscription agreement with a non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 2,962,963 shares of common stock at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The investor understands that the shares must be held for a period of 180 days. Within 5 business days after the signing of the agreement, the investor shall pay the amount of $714,286 to the Company, which has been received by the Company as of the date of this current report, and additionally, the investor shall pay the remainder amount of $3,285,714 to the Company before October 15, 2023.

On September 13, 2023, the Company closed its underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share. The gross proceeds to the Company from this offering are approximately $2 million, before deducting any fees or expenses. The Company received $1.64 million net proceeds from this offering after deducting underwriter fees and legal expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 750,000 shares of common stock at the public offering price per share, less the underwriting discounts to cover over-allotments, if any. The Company plans to use the net proceeds from this offering for the general corporate purpose.