Form 10-Q
period 2023-09-30
DATASEA INC.
filed 2023-11-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 12, 2023, 38,073,234 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2023 (UNAUDITED)	JUNE 30, 2023

ASSETS
CURRENT ASSETS
Cash	$1,218,748	$19,728
Accounts receivable	22,158	255,725
Inventory, net	242,789	241,380
Value-added tax prepayment	70,115	71,261
Prepaid expenses and other current assets	6,358,043	701,423
Total current assets	7,911,853	1,289,517

NONCURRENT ASSETS
Long-term investment	55,713	55,358
Property and equipment, net	67,700	85,930
Intangible assets, net	715,079	1,185,787
Right-of-use assets, net	65,854	137,856
Total noncurrent assets	904,346	1,464,931

TOTAL ASSETS	$8,816,199	$2,754,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$296,177	$1,005,059
Short term loan	496,035	594,906
Unearned revenue	473,061	609,175
Accrued expenses and other payables	642,294	1,409,939
Due to related parties	494,927	1,162,856
Operating lease liabilities	34,367	124,640
Loan payables - current	2,032,920	-
Total current liabilities	4,469,781	4,906,575

NONCURRENT LIABILITIES
Operating lease liabilities	17,781	26,449
Loan payables - non-current	20,560	1,401,521
Total noncurrent liabilities	38,341	1,427,970

TOTAL LIABILITIES	4,508,122	6,334,545

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 375,000,000 shares authorized, 38,073,234 and 27,784,133 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	38,073	27,784
Additional paid-in capital	32,194,070	24,122,973
Accumulated comprehensive income	232,036	393,252
Accumulated deficit	(28,085,314)	(28,063,258)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	4,378,865	(3,519,249)

Noncontrolling interest	(70,788)	(60,848)

TOTAL EQUITY (DEFICIT)	4,308,077	(3,580,097)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$8,816,199	$2,754,448

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022

Revenues	$6,880,743	$-
Cost of goods sold	6,806,008	-

Gross profit	74,735	-

Operating expenses
Selling	84,447	104,114
General and administrative	693,060	884,960
Research and development	155,004	106,628

Total operating expenses	932,511	1,095,702

Loss from operations	(857,776)	(1,095,702)

Non-operating income (expenses)
Other expenses	(7,864)	(1,239)
Interest income	106	64

Total non-operating expenses, net	(7,758)	(1,175)

Loss before income tax	(865,534)	(1,096,877)

Income tax	-	8

Loss before noncontrolling interest from continuing operation	(865,534)	(1,096,885)
Loss before noncontrolling interest from discontinued operation	833,546	(337,062)

Less: loss attributable to noncontrolling interest from continuing operation	(9,932)	5,135
Less: loss attributable to noncontrolling interest from discontinued operation	-	(101,759)

Net loss attribute to noncontrolling interest	(9,932)	(96,624)

Net loss to the Company from continuing operation	(855,602)	(1,102,020)
Net loss to the Company from discontinued operation	833,546	(235,303)

Net loss to the Company	(22,056)	(1,337,323)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(161,216)	12,338
Foreign currency translation gain (loss) attributable to noncontrolling interest	29,734	(3,690)

Comprehensive loss attributable to the Company	$(183,272)	$(1,324,985)

Comprehensive income (loss) attributable to noncontrolling interest	$19,802	$(100,314)

Basic and diluted net loss per share	$(0.00)	$(0.05)

Weighted average shares used for computing basic and diluted loss per share	29,445,992	24,324,633

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2023	27,784,133	$27,784	$24,122,973	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(22,056)	-	(22,056)	(9,932)

Issuance of common stock for equity financing	10,289,101	10,289	8,050,997	-	-	8,061,286	-

Shares issued for stock compensation expense	-	-	20,100	-	-	20,100	-

Foreign currency translation loss	-	-	-	-	(161,216)	(161,216)	(8)

Balance at September 30, 2023	38,073,234	$38,073	$32,194,070	$(28,085,314)	$232,036	$4,378,865	$(70,788)

Balance at July 1, 2022	24,324,633	$24,325	$20,729,559	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss	-	-	-	(1,337,323)	-	(1,337,323)	(96,624)

Shares issued for stock compensation expense	-	-	116,250	-	-	116,250	-

Foreign currency translation gain (loss)	-	-	-	-	12,338	12,338	(3,690)

Balance at September 30, 2022	24,324,633	$24,325	$20,845,809	$(19,920,889)	$295,925	$1,245,170	$(954,587)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30
	2023	2022

Cash flows from operating activities:
Loss including noncontrolling interest	$(31,988)	$(1,433,947)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	(833,546)	-
Depreciation and amortization	137,873	189,764
Operating lease expense	74,181	203,111
Stock compensation expense	20,100	116,250
Changes in assets and liabilities:
Accounts receivable	(21,436)	93,511
Inventory	137	5,100
Value-added tax prepayment	(14,121)	(8,165)
Prepaid expenses and other current assets	(5,692,660)	79,124
Accounts payable	(179,875)	107,162
Unearned revenue	(45,332)	(142,623)
Accrued expenses and other payables	(56,515)	192,535
Payment on operating lease liabilities	(101,231)	(154,519)

Net cash used in operating activities	(6,744,413)	(752,697)

Cash flows from investing activities:
Acquisition of property and equipment	(330)	(403)
Acquisition of intangible assets	-	(73,154)
Cash disposed due to disposal of subsidiary	(35)	-
Long-term investment	-	(29,288)

Net cash used in investing activities	(365)	(102,845)

Cash flows from financing activities:
Due to related parties	(675,828)	(30,206)
Proceeds from loan payables	879,422	820,508
Repayment of loan payables	(184,425)	-
Net proceeds from issuance of common stock	8,061,286	-

Net cash provided by financing activities	8,080,455	790,302

Effect of exchange rate changes on cash	(136,657)	(5,903)

Net increase (decrease) in cash	1,199,020	(71,143)

Cash, beginning of period	19,728	164,217

Cash, end of period	$1,218,748	$93,074

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,551	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED) AND JUNE 30, 2023

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

On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G message technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun. On December 20, 2022, Guohao Century acquired a 30% ownership interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). After the transaction, Guohao Century owns 81% of Zhangxun, and Zhangqi owns 19% of Hangzhou Zhangxun; On February 15, 2023, Guohao Century acquired a 9% ownership interests of Zhangxun from the Zhangqi at the price of $130,434 (RMB 900,000). After the transaction, Guohao Century owns 90% of Zhangxun, and Zhangqi owns 10% of Hangzhou Zhangxun; as a result, Guohao Century ultimately owns 99.9 % of Zhangxun. On July 20, 2023, the Company sold Zhangxun to a third party for RMB 2 ($0.28).

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

On July 31, 2023, Datasea establish a wholly owned subsidiary Datasea Acoustic, LLC (“Datasea Acoustic”) in the state of Delaware for expanding the products to the market in North America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2023 and 2022, the Company had a net loss of approximately $22,056 and $1.34 million, respectively. The Company had an accumulated deficit of approximately $28.09 million as of September 30, 2023, and negative cash flow from operating activities of approximately $6.74 million and $0.75 million for the three months ended September 30, 2023 and 2022, respectively. The historical operating results including recurring losses from operations raise doubt about the Company’s ability to continue as a going concern.

On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company sold an aggregate of 4,760,000 shares of common stock at a $1.2 per share purchase price to the investor. On September 21, 2023, the Company received full payment of RMB 40,000,000 ($5.71 million) from the investor.

On August 15, 2023, the Company entered into a subscription agreement with another non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 2,962,963 shares of common stock at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The investor paid the amount of $714,286 to the Company and the Company issued 529,101 shares as of the date of this report, and has promised to pay the remaining balance in full by March 2024.

On September 13, 2023, the Company closed an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share. The gross proceeds to the Company from this offering are approximately $2 million, before deducting any fees or expenses. In September 2023, the Company received $1.6 million net proceeds from this offering.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, previously filed with the Securities Exchange Commission (“SEC”) on September 27, 2023.

The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Shuhai Information Technology Co., Ltd. (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Guohao Century’s 99% owned subsidiary – Hangzhou Zhangqi Business Management Partnership (“Zhangqi”, a limited partnership) and 99.81% owned subsidiary – Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. (“Zhangxun”) which consisted of 90% ownership from Guohao Century and 10% ownership from Zhangqi, and Shuhai Beijing’s 99% owned subsidiary–- Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of September 30, 2023.

Zhixin Liu
Fu Liu
Other Holder
27.04%
16.02%
56.94%
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
9.09%
99%
90%
99%
Hangzhou Zhangqi Business Management Partnership (Limited Partnership)
Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd. (a PRC Limited Liability Company)
10%
Shenzhen Acoustic Effect Management Partnership (Limited Partnership)

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

As of this report date, there were no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of September 30, 2023 and June 30, 2023, and for the three months ended September 30, 2023 and 2022, respectively.

	September 30, 2023	June 30, 2023
Cash	$198,224	$13,717
Accounts receivable	388,101	255,725
Inventory	250,711	241,380
Other current assets	590,607	649,433
Total current assets	1,427,643	1,160,255
Property and equipment, net	32,620	42,886
Intangible asset, net	379,793	757,700
Right-of-use asset, net	52,864	60,348
Other non-current assets	55,712	55,358
Total non-current assets	520,989	916,292
Total assets	$1,948,632	$2,076,547

Accounts payable	$512,451	$650,406
Accrued liabilities and other payables	650,978	1,480,947
Lease liability	30,798	39,223
Loans payable	2,375,747	594,906
Other current liabilities	830,579	1,639,410
Total current liabilities	4,400,553	4,404,892
Lease liability - noncurrent	15,557	26,449
Long term long payable	20,560	1,401,521
Total non-current liabilities	36,117	1,427,970
Total liabilities	$4,436,670	$5,832,862

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
Revenues	$6,880,743		$1,164,305
Gross profit	$74,735		$150,198
Net loss	$(419,473	)*	$(757,146	)**

*	exclude the gain from disposal of Zhangxun of $0.83 million.

**	include the operation of Zhangxun

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2023 and June 30, 2023, the Company has no such contingencies.

CASH

Cash includes cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less.

ACCOUNTS RECEIVABLE

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC”) 326 (“ASC 326”), on July 1, 2023. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

Under ASC 326, Accounts receivable are recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Accounts receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of September 30, 2023 and June 30, 2023, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,254 and $52,915 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of September 30, 2023 and June 30, 2023, respectively.

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

As of September 30, 2023 and June 30, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three months ended September 30, 2023 and 2022, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2023 and June 30, 2023.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
5G Messaging	$6,880,463	$-
5G messaging	6,880,463	-
Cloud platform construction cooperation project	-	-
Acoustic Intelligence Business	280	-
Ultrasonic Sound Air Disinfection Equipment	280	-
Smart City business	-	-
Smart community	-	-

Total revenue	$6,880,743	$-

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

All of the Company’s customers are in the PRC and all revenues for the three months ended September 30, 2023 and 2022 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of September 30, 2023, the Company had no unrecognized tax positions and no charges during the three months ended September 30, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed a non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. On December 20, 2022, Guohao Century acquired a 30% ownership noncontrolling interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). The Company recognized a paid in capital deficit of $982,014 from this purchase due to continued loss of Zhangxun. Subsequent to this purchase, the Company ultimately holds a 99.9% ownership of Zhangxun. On July 20, 2023, the Company sold Zhangxun to a third party for RMB 2 ($0.28).

As of September 30, 2023, Zhangqi was 1% owned by noncontrolling interest, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended September 30, 2023 and 2022, the Company had loss of $9,932 and $96,624 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $1,161,277 and $17,432 as of September 30, 2023 and June 30, 2023, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2023 and June 30, 2023, cash of $56,227 and $1,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of September 30, 2023 and June 30, 2023, the cash balance of $1,245 and $809 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	September 30,	September 30,	June 30,
	2023	2022	2023
Period-end date USD: RMB exchange rate	7.1798	7.0998	7.2258
Average USD for the reporting period: RMB exchange rate	7.1729	6.8287	6.9415

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended September 30, 2023 and 2022, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 1,319,953 warrants were anti-dilutive and was therefore excluded from EPS for the three months ended September 30, 2023 and 2022, respectively.

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance on July 1, 2023, there was no significant impact on the date of adoption of ASC 326.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2023	June 30, 2023
Furniture and fixtures	$85,267	$84,014
Vehicle	487	484
Leasehold improvement	218,322	216,932
Office equipment	235,232	261,658
Subtotal	539,308	563,088
Less: accumulated depreciation	471,608	477,158
Total	$67,700	$85,930

Depreciation for the three months ended September 30, 2023 and 2022 was $10,662 and $40,861, respectively.

The Company disposed $29,148 property and equipment with related accumulated depreciation of $19,136 resulting from the disposal of Zhangxun (see Note 13).

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2023	June 30, 2023
Software registration or using right	$1,636,801	$1,635,307
Patent	14,620	14,527
Software and technology development costs	11,684	631,250
Value-added telecommunications business license	15,472	15,374
Subtotal	1,678,577	2,299,458
Less: Accumulated amortization	963,498	1,110,671
Total	$715,079	$1,185,787

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the three months ended September 30, 2023 and 2022 was $127,211 and $148,903, respectively. The amortization expense for the next five years as of September 30, 2023 will be $508,844, $206,235, $0, $0 and $0.

The Company disposed $0.62 million intangible assets with related accumulated amortization of $0.28 million resulting from the disposal of Zhangxun (see Note 13).

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	June 30, 2023
Security deposit	$46,217	$15,615
Prepaid expenses	6,064,208	563,203
Other receivables – Heqin	463,801	460,850
Advance to third party individuals, no interest, payable upon demand	4,527	11,764
Others	243,091	110,841
Total	6,821,844	1,162,273
Less: allowance for other receivables – Heqin	463,801	460,850
Total	$6,358,043	$701,423

As of September 30, 2023, prepaid expenses mainly consisted of prepaid marketing expense of $5,570,573, prepaid 5G Messaging service fee recharge of $446,228, prepaid rent and property management fee of $12,872 and other prepayments of $34,535. As of June 30, 2023, prepaid expenses mainly consisted of prepayment of 5G Messaging service fee recharge of $500,395, prepaid rent and property management fee of $48,200 and other prepayments of $14,608.

Prepaid marketing expense

On September 14, 2023, Tianjin Information entered into a service agreement with Beijing Guorui Innovation Enterprise Management Consulting Co., Ltd (“Guorui Innovation”) for a duration of three years from September 15, 2023 to September 14, 2026. Under this agreement, Guorui Innovation is responsible for generating annual revenue of at least RMB 200 million during the service period through various activities, including but not limited to, the sale of 5G message phone recharge, 5G message gas card recharge, 5G message digital products, and other related products. The total market developing fee is 2% of the revenue generated by Guorui Innovation. As of September 30, 2023, the Company made a prepayment of RMB 13,000,600 ($1,810,719) to Guorui Innovation, which is 32.5% of market developing fee of target annual revenue for the first year. However, on October 9, 2023, both parties mutually agreed to terminate this service agreement. As a result of this termination, parties enter into a debt transfer agreement, in which Guorui will return the prepayment to Mr. Wanli Kuai on Company’s behalf for settling the debt that the Company owed to Mr. Kuai (See Note 8).

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of September 30, 2023, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick occupying the Company’s products to the market, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on monthly basis. As of September 30, 2023, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick occupying the Company’s products to the market, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales.

Other receivables – Heqin

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). As of September 30, 2023 and June 30, 2023, Heqin made $48,438 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $463,801 and $460,850 as of September 30, 2023 and June 30, 2023, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company Nanjing Dutao Intelligence Technology Co., Ltd in Nanjing City specializing on internet security equipment.

In August 2022, Shuhai Nanjing invested RMB 200,000 ($28,717) for 1% stock ownership of a high-tech company Nanjing Jinjizhihui Technology Co. Ltd in Nanjing City specializing on software and system development.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2023	June 30, 2023
Other payables	$183,910	$308,841
Due to third parties	163,796	175,354
Social security payable	216,525	537,964
Salary payable–- employees	78,063	387,780
Total	$642,294	$1,409,939

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three months ended September 30, 2023, the Company made a repayment of $17,925 to this loan. For the three months ended September 30, 2023, the Company recorded and paid $2,783 interest expense for this loan. As of September 30, 2023, $71,630 was recorded as current liabilities and $17,907 was recorded as non-current liabilities.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three months ended September 30, 2023, the Company made a repayment of $1,992 to this loan. For the three months ended September 30, 2023, the Company recorded and paid $265 interest expense for this loan. As of September 30, 2023, $7,959 was recorded as current liabilities and $2,653 was recorded as non-current liabilities.

On April 25, 2023, Shuhai information entered a loan agreement with China Bank Co., Ltd for the amount of RMB 2,990,000 ($435,118) with a term of 12 months with a preferential annual interest rate of 2.35% to be paid every 21st of each month. For the three months ended September 30, 2023, the Company recorded and paid $2,503 interest expense for this loan. As of September 30, 2023, $416,446 was recorded as current liabilities.

The following table summarizes the loan balance as of September 30, 2023:

	Loan	Borrowing	Loan term	Interest	Balance due
Lender	amount	date	in month	rate	Current	Non-current
Shenzhen Qianhai WeBank Co., Ltd	13,928	1/13/2023	24	8.68%	7,959	2,653
Shenzhen Qianhai WeBank Co., Ltd	125,352	12/20/2022	24	10.73%	71,630	17,907
China Bank Co., Ltd	416,446	4/25/2023	12	2.35%	416,446	-
Total	555,726				496,035	20,560

Loan from the unrelated parties

On April 24, 2022, the Company entered a loan agreement with an unrelated party Mr. Wanli Kuai for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. During the three months ended September 30, 2023, the Company repaid $0.16 million to this unrelated party. As of September 30, 2023 and June 30, 2023, the outstanding loan balance to the unrelated party was $1,879,713 and $1,310,306, respectively as a result of the Company did not repay the loan in full at maturity. On October 9, 2023, the Company entered into a Debt Transfer and Offset Agreement with Mr. Wanli Kuai and Guorui Innovation. This agreement was resulted from the termination of a Marketing and Promotion agreement among the Company and Guorui Innovation, which Guorui Innovation needs to repay the Company in full for RMB 13,000,600 ($1,810,719) due to cancellation of the agreement. Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5).

On September 21, 2023, the Company entered a loan agreement with another unrelated party for $153,208, the loan had no interest, and was required to be repaid any time before December 31, 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease was expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay it yet as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The rental expense for this office location was $9,963 and $8,629, respectively, for the three months ended September 30, 2023 and 2022.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. The rental expense for those agreements was $15,893 and $30,752, respectively, for the three months ended September 30, 2023 and 2022.

On September 1, 2021, the Company renewed a one-year lease for senior officers’ dormitory in Beijing, the monthly rent is RMB 15,200 ($2,439), payable every six months in advance. On September 1, 2022, the Company entered a new six-month lease for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. The rental expense for this lease was $5,981 and $6,678 for the years ended September 30, 2023 and 2022, respectively.

Due to related parties

As of September 30, 2023 and June 30, 2023, the Company had due to related parties of $494,927 and $1,162,856, respectively, mainly was for the payable of an office lease from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

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

Registered Direct Offering in August and September 2023

On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company sold aggregate of 4,760,000 shares of common stock at a $1.2 per share purchase price. On September 21, 2023, the Company received full payment of RMB 40,000,000 ($5.71 million) from the investor.

On August 15, 2023, the Company entered into a subscription agreement with another non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 2,962,963 shares of common stock at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The investor paid the amount of $714,286 to the Company and the Company issued 529,101 shares as of the date of this report, and promised to pay the remaining balance in full by March 2024.

On September 13, 2023, the Company closed an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share. The gross proceeds to the Company from this offering are approximately $2 million, before deducting any fees or expenses. The Company received $1.6 million net proceeds from this offering.

Following is a summary of the activities of warrants for the period ended September 30, 2023:

	Number of Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2023	1,319,953	$4.60	0.63
Exercisable as of June 30, 2023	1,319,953	$4.60	0.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of September 30, 2023	1,319,953	$4.60	0.38
Exercisable as of September 30, 2023	1,319,953	$4.60	0.38

Shares to Independent Directors as Compensation

During the three months ended September 30, 2023 and 2022, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended September 30, 2023 and 2022, the Company recorded $15,600 and $111,750 stock compensation expense to the Company’s CEO and one of the board members for the quarter.

Shares to Employee and consultants under the 2018 Equity Incentive Plan

During the year ended June 30, 2023, the Company issued 3,459,500 shares of the Company’s common stock to the Company’s employees and consultants for the services that were provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 3,459,500 shares at issuance date was $3,976,362 and was recorded as the Company’s stock compensation expense during the year ended June 30, 2023.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of September 30, 2023 and June 30, 2023, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $6.72 million and $6.51 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

As of September 30, 2023 and June 30, 2023, the Company has approximately $16.05 million and $17.10 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2023 and June 30, 2023.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2023 and 2022:

	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.1)%	(3.5)%
Effect of PRC tax holiday	2.7%	3.2%
Valuation allowance	20.4%	21.3%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of September 30, 2023 and June 30, 2023 is as follows:

	September 30, 2023	June 30, 2023
Deferred tax asset
Net operating loss	$3,722,696	$3,986,827
R&D expense	123,750	123,750
Depreciation and amortization	76,754	180,522
Bad debt expense	116,063	119,932
Social security and insurance accrual	47,472	149,196
Inventory impairment	13,326	13,771
ROU, net of lease liabilities	3,430	20,171
Total	4,103,491	4,594,168
Less: valuation allowance	(4,103,491)	(4,594,168)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease expense	$74,181	$203,111

	September 30, 2023	June 30, 2023
Right-of-use assets	$65,854	$137,856
Lease liabilities - current	34,367	126,640
Lease liabilities - noncurrent	17,781	26,449
Weighted average remaining lease term	0.36 years	0.67 years
Weighted average discount rate	6.25%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of September 30, 2023:

12 Months Ending September 30,	Minimum Lease Payment
2023	$36,591
2024	18,096
Total undiscounted cash flows	54,687
Less: imputed interest	(2,539)
Present value of lease liabilities	$52,148

NOTE 13 – DISPOSAL OF SUBSIDIARY

On July 20, 2023, the Company’s shareholders decided to sell Zhangxun to a third party at a price of RMB 2 (US $0.28). There was no material transactions for Zhangxun for the period from July 1, 2023 through July 20, 2023, and for the purpose of complying with the Company’s monthly accounting cut-off date, the Company used Zhangxun’s financial statements as of June 30, 2023 as the date of disposal. The Company recorded $0.83 million gain on disposal of the subsidiary, which was the difference between the selling price of US$0.28 and the carrying value of the negative net assets of $2.35 million of the disposal entity, which includes $1.52 million of inter-company payables. The gain is calculated after netting off these inter-company receivables from Zhangxun of $1.52 million, due to uncertainty of the repayment from Zhangxun. The following table summarizes the carrying value of the assets and liabilities of Zhangxun at June 30, 2023.

Cash	$34
Accounts receivable	254,988
Other current assets	50,406
Fixed assets, net	10,012
Intangible assets, net	344,629

Total assets	660,069

Accounts payable	530,260
Advance from customers	94,126
Accrued liability and other payables	749,156
Loan payables	153,045

Total liabilities	1,526,587

The following tables shows the results of operations relating to discontinued operations Zhangxun for the three months ended September 30, 2023 and 2022, respectively.

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022

Revenues	$-	$1,164,305
Cost of goods sold	-	1,014,108

Gross profit	-	150,197

Operating expenses
Selling	-	188,950
General and administrative	-	165,485
Research and development	-	156,704

Total operating expenses	-	511,139

Loss from operations	-	(360,942)
Gain on disposal	833,546	0
Other income, net	-	23,880

Gain (loss) before income tax	833,546	(337,062)

Income tax	-	-

Gain (loss) before noncontrolling interest	833,546	(337,062)

Less: loss attributable to noncontrolling interest	-	(101,759)

Net gain (loss) to the Company	$833,546	$(235,303)

NOTE 14 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had no material subsequent events to be disclosed.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to several factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political, and business conditions in China;

●	industry trends and changes in demand for our products and services;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance, or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers.

Overview

Company Structure

Datasea Inc. (“Datasea,” the VIE, as defined below, and our subsidiaries, collectively, the “Company” or “we” or “us” or “our”) is a global technology company incorporated in Nevada USA on September 26, 2014, with subsidiaries and operating entities located in Delaware and China, that provides intelligent acoustics (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G messaging and other products and services to various corporate and individual customers. The acoustic business offers a wide range of cutting-edge products including high-quality sound air disinfection solutions, sound sleep-aid devices, as well as skin repair and beauty solutions. Our products find extensive applications across various industries and sectors, including acoustic antivirus, acoustic beauty, acoustic medical treatments, acoustic agriculture and acoustic industrial. Our common stocks currently listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies which instead enable us to consolidate the financial results of the VIE and its subsidiaries with Datasea’s corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes. For a description of our corporate structure and contractual arrangements, see “Corporate Structure” on page 8 and “VIE Agreements” on page 9.

Datasea is not a Chinese operating company, but a Nevada-based holding company. Its subsidiary, Datasea Acoustics LLC, located in Delaware, serves as the global hub for our acoustic business operations, catering to the U.S. and international markets by providing acoustic technologies and application products, and there is no sales outside of PRC yet as of the report date. Additionally, the Company conducts business activities in China through its subsidiary, Tianjin Information Sea Information Technology Co., Ltd. (“Shuhai Tianjin”), and its VIE entity, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), along with their subsidiary entities. Shuhai Beijing offers cutting-edge products and solutions in intelligent acoustics and 5G messaging applications, catering to a wide spectrum of commercial enterprises, households, and individuals in China.

Internationalization has always been a crucial strategy for the Company. Datasea established its wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware, USA in July 2023. Since then, the company has embarked on a journey of providing the leading and high-quality ultrasonic air sterilizers, bathroom and cloakroom sterilizers and odor removal products, as well as continuous new products including ultrasonic Skin Repair Robots and Schumann frequency sleep monitors to the global market, mainly the U.S. market, catering to a broad and growing global consumer base. During the reporting period, the Company collaborated with the globally renowned testing organization, Intertek Inc., to conduct ETL safety and functional certifications for the air disinfection products intended for sale in the United States. This included certifications related to ozone and Aspergillus flavus. We anticipate completing these certifications in the next quarter and commencing the sales of these products in the U.S. market on a larger scale. Furthermore, we entered into cooperation agreements with several well-known American local distributors of smart products. We successfully registered and established an online sales store on the Amazon platform. Additionally, in partnership with the renowned U.S. intellectual property firm, Paul & Paul, we actively pursued various U.S. patents and international patents. We aim to build a strong intellectual property portfolio in the United States and even internationally through patent applications and the acquisition of high-quality patents. With a focus on the primary track of acoustic intelligence, we are seeking potential merger and acquisition targets in areas such as acoustic disinfection, acoustic medical aesthetics, acoustic health, acoustic agriculture, and acoustic industrial applications. This is part of our strategy for international expansion through mergers and acquisitions.

Technology and Innovation

Datasea is the global initiator, promoter and practitioner of the concept of acoustic intelligence. Our commitment to technological advancement and global reach positions us at the forefront of delivering cutting-edge intelligent acoustics solutions, especially focusing on ultrasound, infrasound, directional sound and Schumann resonance technology, to meet the evolving needs of our customers and communities worldwide. The research and development of intelligent acoustics technology plays a vital role for the Company and is what makes us different. The Company has non-visual intelligent algorithms and techniques, intelligent acoustics technologies such as ultrasound and directional sound, and 5G messaging related technology, etc.. Combined with artificial intelligence (AI), machine learning and data analytics, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises of all types (over 99% are small and medium enterprises (“SMEs”)) and households in China. Acoustic technology and products will also create a healthy living environment for approximately 30.7 million businesses of various types and over 130 million households in the United States.

As of the date of this report, Shuhai Beijing and its subsidiaries own 27 patents and 106 software copyrights in the PRC, which include 13 pending patent applications in core technologies, to empower and grow the business. In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

The Company holds an outstanding position in the field of acoustics, particularly in the areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities to enhance the integration and collaboration of research resources. These collaborations and the establishment of these laboratories further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development. In particular, our collaboration with the Chinese Academy of Sciences is worth highlighting. Since signing a cooperation agreement with the Institute of Acoustics at the Chinese Academy of Sciences in 2022, we have been jointly advancing research projects and establishing collaborative laboratories. Two new projects have been initiated: 1) Medical Ultrasound Project: This project, namely the ultrasound CT, focuses on using ultrasound waves to enhance diagnostic imaging and screening. It is particularly effective for the early detection of breast cancer, offering high resolution and high-quality imaging. It is well-suited for the characteristics of Asian women, and it has the potential to significantly improve screening efficiency. The initial tests on experimental machines have been successfully completed, and following human testing and data collection, we anticipate completing the first-generation product by 2024; 2) Ultrasound Cognitive Enhancement Project: This project has already completed the preliminary research and algorithm development phases. It will now progress to data collection and the development of a product model.

The Company, in collaboration with the Ministry of Industry and Information Technology (MIIT), the Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation, and the China Academy of Information and Communications Technology (CAICT) Cloud Computing & Big Data Research Institute, has jointly unveiled China’s inaugural “White Paper on the Acoustic Intelligence Industry.” This groundbreaking document presents compelling analyses and factual insights into the realm of intelligent acoustics technology, its commercialization, and the industry’s future prospects. The white paper extensively explores the applications of acoustic intelligence at an industry level and underscores the expectation that Datasea will take the lead in driving initiatives within the Chinese acoustic applications field. It also emphasizes the Company’s prominent position within the broader acoustic industry landscape.

Operational goals

The primary operational objectives of the Company, its subsidiaries, and VIE are as follows: (i) Continuing Revenue Growth: Drive revenue expansion through strategic initiatives, including expanding the sales team and distribution networks, exploring new markets in both domestic and U.S. regions, and delivering value-added services; (ii) Technological Innovation: Continuously enhance the technological capabilities of the ultrasonic antivirus product line and services. Additionally, proactively introduce sound sleep monitors, and other acoustic technologies in various health-related fields to meet global market demands and build an International Patent Matrix; (iii) Customer Satisfaction: Provide customers with high-quality acoustic products and exceptional services to foster customer loyalty and maintain a positive reputation; (iv) International Expansion: Pursue international growth, with a particular focus on the U.S. market, leveraging the operations of U.S. subsidiaries, engaging in mergers and acquisitions activities, ensuring compliance, adapting to market dynamics, and practicing effective cross-cultural management; (v) Partnerships and Collaborations: Cultivate strategic partnerships, encompassing collaborations with suppliers, partners, and research institutions; (vi) Risk Management: Diligently identify, evaluate, and manage various risks, including those related to the market, legal compliance, and the supply chain; and (vii) Shareholder Returns: Generate robust cash flow and provide satisfactory returns to shareholders.

Business Strategy

The Company’s business strategy includes striving to provide high-quality products to end-users through online sales, distributor channels, and major customers. Our efforts include expanding our presence in new markets, including the United States, as well as strengthening our position in existing markets. We aim to enhance our image and market demand through continuous innovation and enhance the competitiveness and overall strength of our segmented fields through an international patent matrix and mergers and acquisitions.

International Business Expansion: As of the reporting period, through its Delaware subsidiary, Datasea Acoustics LLC, has been expanding its presence in the United States and international markets. This expansion includes obtaining ETL safety certification and functionality certification for its air disinfection products through globally recognized testing agencies. Datasea has also been actively pursuing the acquisition of U.S. patents and seeking advantageous merger and acquisition opportunities in the primary sectors of acoustic intelligence, including sound disinfection, acoustic medical aesthetics, acoustic health, acoustic agriculture, and acoustic industry. Additionally, the Company has established partnerships with several well-known U.S. distributors of smart products and set up its Amazon platform store. The focus of this strategy can be to leverage the geographical location and resources of the United States as a global business center to further expand its international market share.

Technological Innovation: Datasea continues to invest in research and development (R&D) to maintain a leading position in the field of intelligent acoustics. This includes continuously improving existing acoustic sterilization and deodorization products, developing new applications, products and solutions regarding ultrasound, directional sound, and Schumann resonance, and staying responsive to the growing needs of global customers and the market.

Technology Collaboration: Collaboration with renowned research institutions both domestically and internationally, such as the medical ultrasound project (ultrasound CT) in partnership with the Chinese Academy of Sciences and the ultrasound-based products for mental alertness and attention enhancement. Datasea can foster collaborations with renowned U.S. universities and research institutions through its U.S. subsidiary. By partnering with these institutions, the Company can engage in joint research and development initiatives to create and adopt cutting-edge intelligent acoustics technologies. This collaborative approach helps Datasea maintain its technological leadership and obtain technical capabilities and reserves in relevant fields.

U.S. Patent Acquisition and Technology Protection: Datasea prioritizes the acquisition of U.S. patents to protect its innovations and intellectual property. Rapidly securing U.S. patents for its technologies is essential to maintain its competitive advantage and defend against potential infringement. This proactive approach in patent acquisition will ensure that Datasea’s intellectual property remains protected in the U.S. market and provide opportunities for licensing and monetization. Currently, the Company is actively engaged in obtaining U.S. patents through collaboration with the renowned intellectual property firm, Paul & Paul, based in Philadelphia. We aim to build an intellectual property matrix in the United States and even on an international scale through U.S. patent applications and the acquisition of high-quality patents.

These strategies will further strengthen Datasea’s position in the global market, consolidate its innovation capacity and protect its intellectual property assets.

Mergers and Acquisitions (M&A) and Joint Ventures: Datasea can expand its products and services portfolio by engaging in mergers and acquisitions or forming joint ventures to meet the growing market demands. Especially in the U.S. market, in the primary areas of acoustic intelligence, including sound disinfection, acoustic medical aesthetics, acoustic health, acoustic agriculture, and acoustic industry, we are actively seeking acquisition targets with technological, team, and market advantages or complementarity. This will advance our international merger and acquisition strategy, helping the Company strengthen its foundation, market depth, and rapid expansion of business and market scale in the U.S. market. It will also contribute to the localization of our brand in the United States.

Contracts and Collaborations: Datasea can actively seek long-term contracts and collaborations with domestic and international customers, partners, and major corporate clients, including potential major clients in educational institutions, hospitality, and other establishments in the New York and Philadelphia regions. These collaborations can encompass product sales, technical cooperation, and joint research and development, helping to stabilize revenue and expand market share.

Compensation and Incentives: In recognition of the contributions made to the Company’s growth by its directors, executives, employees, consultants, and other external partners, the Company has established a multi-layered compensation and incentive system. This includes incentives such as stock options for a publicly traded company (S-8) and equity holdings in core business subsidiaries. As of now, the Company has initiated another round of registration for 5 million shares of incentive shares under the S-8 for the 2018 Equity Incentive plan Amendment. We will continue to issue these shares to directors, executives, employees, and external consultants, thereby implementing our stock incentive plan. Looking ahead, the Company plans to extend stock incentive initiatives to even more individuals who contribute significantly to the Company, further encouraging and ensuring active contributions from talents within the organization.

Sustainable Growth: The Company has the capacity to embrace a sustainable approach for ensuring long-term prosperity. This approach entails a focus on Environmental, Social, and Governance (ESG) aspects, ensuring that the Company’s operations are in alignment with global best practices, and offering sustainable solutions to meet the demands of its customers. The Company has explored and developed an ESG evaluation framework tailored to its own characteristics, regularly publishes quarterly ESG reports, and continuously enhances ESG factors to ensure long-term sustainability.

Market diversification: In the domestic market, Datasea can continue to provide intelligent acoustics and 5G messaging products to various end users, such as corporate customers and household users, to ensure market diversification. In the international market, Datasea precisely targets U.S. households and large corporate customers including hospitals, educational institutions and Elderly Care and Healthcare Institutions with leading and high-quality ultrasonic air sterilization, sleeping monitor, bathroom and cloakroom sterilization and odor removal products, contributing to expanding broader growth opportunities and performance improvement.

Regulatory Compliance: In addition to adhering to Chinese laws and regulations, the company must also comply with U.S. laws and the regulatory oversight of the Securities and Exchange Commission (SEC). This entails ensuring timely and accurate disclosure of financial statements and significant events and continually enhancing corporate governance, shareholder rights, information disclosure, and internal controls in accordance with the rules of the NASDAQ stock exchange. Maintaining effective communication with investors is crucial.

In summary, Datasea can pursue its business strategy through international business expansion, technological innovation, contracts and collaborations, and a sustainable growth approach. This will help ensure that the Company gains a competitive advantage in global markets and creates sustainable value for its shareholders.

Our Business Summary

We deeply understand that the market needs new application areas, new technologies, and new requirements. Therefore, through the tireless efforts of our team, we have continued to research and upgrade from visual algorithms to acoustic-based non-visual algorithms. After achieving significant breakthroughs in the field of acoustics, we have further expanded product applications and market development into areas such as ultrasound, subsonic, and directional sound.

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

Leveraging Datasea’s cutting-edge intelligent acoustics technology together with AI technology, we successfully developed a series of ultrasonic disinfection products named the “Hailijia” series air sterilizer products. This lineup includes solutions tailored for in-door (Desktop and Floor), in-vehicle, bathroom and cloakroom sterilization and deodorizer, positioned in the health field of acoustic disinfection, can be widely used in homes and different public places, including hospitals, educational institutions and Elderly Care and Healthcare Institutions. We started to launch those new products in the China market in the year of 2023. These products can provide more effective solutions for purifying the environment and protecting health for people. Leading labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col. Meanwhile, this strategic shift and process are aimed at offering people more effective solutions for purifying their environments and healthier lifestyles for people not only in China, but also the United States and globally, particularly in the post-pandemic era when people have raised higher demands for protection and quality of life.

Besides, the Company makes innovations in Schumann frequency, directional sound and others, launching ultrasonic Skin Repair with AI diagnosis and Schumann frequency sleep monitors and further creating a higher quality living environment for customers in application fields such as acoustic beauty, acoustic agriculture and acoustic industry. Also, with a diverse product lineup, we strive to achieve a global leading position in this field within three years.

To showcase the Company’s technology and products on the global stage, Datasea, through its wholly-owned subsidiary, Datasea Acoustics LLC, based in Delaware, U.S., operates as the primary entity to offer advanced intelligent acoustic products and solutions, including acoustic antivirus, acoustic beauty, acoustic medical, acoustic agriculture, and more. This strategy aims to tap into the continuously growing consumer audience worldwide. Additionally, the establishment of production assembly and sales channels, collaboration with local U.S. channels, emphasis on technological advancements, partnerships with international technology laboratories, and the pursuit of multiple channels for obtaining US patents and potential acquisitions are conducive to the sustainable development of Datasea Acoustics LLC.

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

Recent Developments

Our Products and Future Plans of Intelligent Acoustics

General Information

As of September 30, 2023, in the first quarter of the 2024 fiscal year, we continued to enhance our range of acoustic products, including a series of ultrasonic air disinfection machine products: 1) In-door models (floor and desktop models) suitable for different areas and functions, 2) In-vehicle models; and 3) Restroom and Cloakroom purification and deodorization. Comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, educational institutions and residential areas. As well as sound sleep aids suitable for the general population based on Schumann resonance, among other products.

Air purification and deodorization products:

●	For restroom:

Key Feature: Gentle Sound Ambiance, Air Purification, Warm Light and Colors, Odor Elimination, Powerful Sterilization

●	For cloakroom:

Key Features: Powerful Dehumidification, Odor Elimination, Voice Control, Mite Purification, Strong Sterilization

New Products Planned

●	The upgraded version of Sound Wave Smart Sleep Monitor (Coming soon)

Sound Wave Smart Sleep Monitor adopts ultra-low frequency, weak intensity, and magnetic induction of brain rhythm (MIBR), which is a magnetic induction of brain rhythm technology. Through the selective optimization and adjustment of the function of neurons through the magnetic induction of brain rhythm (MIBR), the monitor creates a natural frequency magnetic field similar to the Schumann frequency.

Key Features：

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

As the core component of smart health furniture products, the Company’s Delaware subsidiary has entered into a strategic cooperation agreement with Shandong Mingqi, a company engaged in furniture design, manufacturing, and sales with a long track record in the industry, including operations in the U.S. market. The cooperation involves leveraging technologies and products related to sound wave sleep improvement, alertness enhancement, sound wave disinfection, and more to empower and upgrade furniture products, thereby transforming traditional furniture into smart health furniture. Such collaboration is expected to effectively drive the export of Datasea’s technology and products, achieving a rapid increase in overseas sales to B2B customers and the overseas revenue ratio.

Sales and Distribution

Domestic channels and sales

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

2) Online Distributors and Living Stream

The Company expands its coverage and increases market penetration by collaborating with multiple online distributors, living stream platform and selling innovative products on major e-commerce platforms, such as signing a sales partnership with the well-known Chinese e-commerce platform Hunan Jimei, to launch customized e-commerce products to expand its coverage and increase market penetration.

3）Sales Channels

Shuhai Beijing and its subsidiaries have established cooperative relationships with multiple domestic sales and channel merchants and established a nationwide marketing channel network through a partnership system.

In December 2022, the Company unveiled national Hailijia air sterilization product event with an online event and offline product launches in various cities in China, including Beijing, Shenzhen, Tianjin, Hangzhou and Harbin. More than 50 institutions specializing in trade and distribution from China, Southeast Asia, and the Middle East participated in the event, highlighting the market interest in the products. During the product launches, Datasea has entered into eight marketing and distribution agreements in order to expand the business and reach to customers and sell certain Hailijia air sterilizers and purifiers in China.

International Business Expansion

As of the date of this report, Datasea has established a subsidiary, Datasea Acoustics LLC, in the United States, actively recruiting a sales team, and promoting cooperation with various local offline and online sales channels to support the sales of acoustic products in the U.S. and international markets.

1)	In October 2023, a Delaware subsidiary applied to register an Amazon online store in the United States, and it is expected to be officially sold after obtaining the existing product safety certification (about 2 months);

2)	Signed a sales cooperation agreement with Meligo, a well-known sales channel in the United States; and

3)	Communicate and connect with potential major clients such as New York real estate developers and Philadelphia educational institutions.

Key Customers and Agreements

In September 2023, Shuhai Jingwei (Shenzhen) Information Technology Co, Ltd signed a procurement and sales agreement with Hunan Jimei Biotechnology Development Co., Ltd. (hereinafter referred to as “Jimei”), aiming to expand the online sales of Shuhai’s “Hailijia” brand’sacoustic Air Disinfection Machine, Disinfectant and Odor Eliminator series products in China through Jimei’s innovative e-commerce platform and user base. Hunan Jimei is a high-tech product research and development, production, and sales enterprise. At the same time, it also has a direct sales license issued by the Ministry of Commerce of China. Its Yunchuang Space APP is a comprehensive e-commerce product intelligent shopping platform that combines private domain traffic and public domain traffic, with a million level user base, providing a rich e-commerce sales channel and options.

October 16, 2023, its Delaware operating entity, Datasea Acoustics LLC, has entered into a marketing promotion and sales cooperation agreement with Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia develop, promote and distribute the Company’s intelligent acoustics products in the US and internationally. Datasea plans to establish an assembly line in the nearly future for its intelligent acoustics products in Delaware while Meglio will as one of the primary distributor of such products. Meglio has sales channels that includes Atlanta, Dallas and New Jersey and extensive experience in increasing sales for its clients in the US. Meglio has expertise in business development, marketing, sales, branding and channel development in the U.S. furniture market, which the Company believes is an ideal fit for the Company’s home health products that include air disinfection machines, bathroom and wardrobe deodorization devices, as well as sleep-enhancing products.

5G Messaging

Key Customers and Agreements

As of September 30, 2023, Datasea's Chinese operating entities, Shuhai Information Technology Co., Ltd. ("Shuhai Beijing"), and Heilongjiang Xurui Technology Co., Ltd. ("Xurui Technology") Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. ("Shuhai Jingwei") and Guozhong Times (Beijing) Technology Co., Ltd. ("Guozhong Times") have reached agreements with two important new clients: Hainuo Xintong (Qingdao) Network Technology Co., Ltd. (hereinafter referred to as "Hainuo") and Xiamen Duoqiao Mai Network Technology Co., Ltd. (hereinafter referred to as "Xiamen Duoqiao"). These agreements allow Hainuo Xintong and Xiamen Duoqiao to purchase various denominations of 5G message top up cards within 12 months of the agreement, ranging from RMB10 to RMB500 ($1.38 to $69.4). In just a few months after signing agreements with Hainuo Xintong and Xiamen Duoqiao, Shuhai Beijing and its subsidiaries provided a 5G message top up service worth approximately $8.08 million (equivalent to RMB57.99 million). From May 2023 to September 2023,the revenue from Maiduoqiao is $6.21million (equivalent to RMB 44.51million). From August 2023 to September 2023,the revenue from Hainuo Xintong is $1.88million(equivalent to RMB 13.48 RMB).

As of September 30, 2023, Datasea's Chinese operating entity, Guozhong Times (Beijing) Technology Co., Ltd. (hereinafter referred to as the "subsidiary"), has reached an agreement with an important new client, Qingdao Ruicheng Lida Network Technology Co., Ltd. According to the agreement, Ruicheng Lida will purchase 5G message top up cards ranging from RMB10 to RMB500 ($1.38 to $69.4) during the 12-month agreement period. As of September 30, 2023, Shuhai Beijing and its subsidiaries have provided 5G message top up services worth approximately $0.78 million (equivalent to RMB 5.64 million).

Market Results

In terms of customer acquisition and marketing, the Company has taken a series of strong measures to promote sales, which has truly achieved explosive growth in sales.

First, we optimize our products and services. We deliberately start from the needs of customers, and constantly optimize and improve products and services to make them more in line with customer needs. We independently developed internal systems such as the 5G phone charge top-up platform, making the phone charge business more accurate and convenient, and the process more scientific and smoother.

Secondly, through its own sales team, the Company vigorously promotes and publicizes the Company’s research and development results and technology display in 5G sales, actively participates in important seminars and business fairs around the country, and deeply explores the target customers related to 5G news. Through painstaking efforts and keen business acumen, we have obtained a stable customer flow.

Thirdly, the Company also hired a professional 5G news business promotion team, and signed 5G communication marketing service agreements with some marketing companies that have many years of advantages in Internet of Things market development, operation and promotion services, have effective integration with mobile Internet enterprises, Internet of Things industry chain and other resources, and have strong channel expansion and sales and operation capabilities, to carry out in-depth cooperation. Quickly and effectively recruit high-quality partners for the Company to achieve rapid economic value transformation. Third party marketing companies bring us a large number of customers, which is our total sales growth engine.

Finally, we have also carried out some preferential activities and implemented different discount policies for customers. Through preferential activities to attract customers to participate in cooperation, increase customer participation and loyalty, thereby increasing sales artery.

ESG Management

ESG Management Update

Datasea is committed to aligning with global ESG (Environmental, Social, and Governance) standards and best practices, given their growing significance in the business landscape. We understand the importance of this approach in managing risks effectively, identifying opportunities for growth, and fortifying our long-term resilience. Moreover, it enables us to foster positive relations with stakeholders and gain a competitive edge in the ever-evolving high-tech sector, specifically within the field of acoustic intelligence.

As part of our unwavering dedication to ESG, Datasea has adopted a comprehensive SASB framework designed to ensure that our operations remain consistent with our core values and priorities. This framework serves as a guide for our decision-making processes, emphasizing the importance of sustainable growth and enduring success.

Transparency and accountability lie at the heart of our ESG strategy. Starting in 2023, Datasea is committed to providing meaningful and accurate information regarding our ESG practices and performance to our stakeholders. This information will be disclosed through quarterly and annual ESG reports and accompanying sustainability statements.

Our recent ESG initiatives and progress are in line with prevailing ESG evaluation methods in the United States and the unique characteristics of the high-tech sector, particularly within the realm of acoustic intelligence. We have focused on several key ESG areas:

Environmental Responsibility: Datasea places a strong emphasis on energy efficiency, greenhouse gas emissions reduction, sustainable water management, waste minimization, and the responsible handling of hazardous materials. We remain committed to lessening our environmental footprint through innovative, eco-friendly practices.

Social Engagement: Our social commitment includes fostering inclusivity, diversity, and non-discrimination in our workforce. We are dedicated to attracting, developing, and retaining top talent. Ensuring the health and safety of our employees and evaluating the impact of our supply chain are integral aspects of our approach.

Governance Practices: Datasea maintains the highest ethical standards, ensuring robust corporate governance. We prioritize network security, data privacy, and product quality to uphold our commitment to ethical conduct in all aspects of our operations.

Our focus on these ESG priorities aligns with our mission to minimize environmental impact, creating a safer and more conducive living environment, enhance societal well-being, and maintain a resilient governance structure in a technologically advanced industry like acoustic intelligence.

By prioritizing these aspects, our goal is to make a significant and lasting impact on our stakeholders and the broader environment. Datasea remains committed to the effective implementation of our 2023 ESG initiatives to address these priorities and achieve our ESG goals. While no recent ESG reports have been released, we continue to focus on ESG integration, striving for ongoing improvements and increased transparency in our sustainability efforts. We eagerly anticipate sharing our progress and accomplishments with stakeholders in the upcoming ESG reports and communications.

Competition

It is essential to recognize that acoustic technology is a broad and diverse field. Different acoustic attributes find extensive applications in various niche sectors, and distinct competitive landscapes exist across different application areas. Major tech companies like Baidu, Alibaba, Tencent, and others have also invested in acoustic-related technologies, potentially impacting future market dynamics. We anticipate that competition in the markets we engage in will continue to intensify as existing competitors enhance or broaden their product offerings, and as new companies enter the market. Moreover, our ability to compete effectively depends on various factors, including technological innovation, product safety, as well as attributes such as price and brand reputation.

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2023 and 2022, the Company had a net loss of approximately $22,056 and $1.34 million, respectively. The Company had an accumulated deficit of approximately $28.09 million as of September 30, 2023, and negative cash flow from operating activities of approximately $6.74 million and $0.75 million for the three months ended September 30, 2023 and 2022, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of September 30, 2023, the Company had cash of $1,218,748.

We continue to bring in additional investors to support our company’s research and development, marketing and operations. On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 4,760,000 shares of common stock price at a $1.2 per share purchase price. Such shares must be held for a period of 365 days. In accordance with such two agreements, Investor shall pay a total purchase price of $5,712,000 in RMB, at an amount of RMB 40,000,000, no later than September 30, 2023. On September 21, the Company has received all of the payment of RMB 40,000,000. On August 15, 2023, the Company entered into a subscription agreement with a non-U.S. investor to purchase an aggregate of 2,962,963 shares of common stock price at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The shares must be held for a period of 180 days. On September 13, 2023, our Company announced the closing of an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for aggregate gross proceeds of $1,635,000, after deducting underwriting discounts and other offering expenses. We believe these fundings demonstrate our investors’ confidence on our strategy and business.

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

Results of Operations

Comparison of the three Months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the three months ended September 30, 2023 and 2022, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2023	% of Revenues	2022	% of Revenues
Revenues	$6,880,743		$-
Cost of revenues	6,806,008	98.9%	-	-%
Gross profit	74,735	1.1%	-	-%
Selling expenses	84,447	1.2%	104,114	-%
Research and development	155,004	2.3%	106,628	-%
General and administrative expenses	693,060	10.1%	884,960	-%
Total operating expenses	932,511	13.6%	1,095,702	-%
Loss from operations	(857,776)	(12.5)%	(1,095,702)	-%
Non-operating expenses, net	(7,758)	(0.1)%	(1,175)	-%
Loss before income taxes	(865,534)	(12.6)%	(1,096,877)	-%
Income tax expense	-	-%	8	-%
Loss before noncontrolling interest from continuing operation	(865,534)	(12.6)%	(1,096,885)	-%
Income (loss) before noncontrolling interest from discontinued operation	833,546	12.1%	(337,062)	-%
Less: income (loss) attributable to noncontrolling interest from continuing operation	(9,932)	(0.1)%	5,135	-%
Less: income (loss) attributable noncontrolling interest from discontinued operation	-	-%	(101,759)	-%
Net loss to the Company from continuing operation	(855,602)	(12.4)%	(1,102,020)	-%
Net loss to the Company from discontinued operation	833,546	12.1%	(235,303)	-%
Net loss to the Company	$(22,056)	(0.3)%	(1,337,323)	-%

Revenues

We had revenues of $6,880,743 and $nil for the three months ended September 30, 2023 and 2022, respectively, which shows a $6,880,743 increase by comparing with the same period of 2022. The increase in revenues was mainly due to the rapid increase of 5G messaging business in China. For the three months ended September 30, 2023, revenues mainly consisted of service fees from our 5G SMS service.

From July 1, 2023 to September 30, 2023, the Company generated revenue of $6,880,743, including $6,880,463 from the 5G messaging business and $280 from the acoustic intelligence.

Cost of Revenues

We recorded $6,806,008 and $0 cost of revenues for the three months ended September 30, 2023 and 2022, respectively, which shows a $6,806,008 increase by comparing with the same period of 2022. For the three months ended September 30, 2023, cost of revenues was mainly the 5G SMS service platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G SMS. For the three months ended September 30, 2023, the cost of 5G messaging was $6.81 million, and the cost of intelligent acoustics business was $141.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $74,735 compared to $nil for the three months ended September 30, 2022, which shows a $74,735 increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the increase in sales for the three months ended September 30, 2023.

Gross margin is 1.1% for the three months ended September 30, 2023.

From the perspective of market prospects, according to the prediction of GSMA (Global Association for Mobile Communication Systems), by 2025, the number of 5G connections in China will exceed the sum of North America and Europe, ranking first in the world. The number of 5G connections will reach 460 million, accounting for 28% of the total connections in the country. 5G messaging has become an international standard. According to the Global System for Mobile Communications Association, as of September 2020, 90 mobile network operators worldwide have launched RCS, with 473 million global monthly active users; It is expected that the RCS market will be approximately $74 billion by the end of 2021. Mobile squared predicts that by 2023, 74.6% of smartphone users will use RCS channels for communication. China will become one of the largest single contributors to the global growth of mobile internet users in the coming years, accounting for nearly 20% of the total global increase.

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

In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales. The improvement of gross profit margin shows that the Company’s measures to improve gross profit margin are gradually showing effect: 1) costs will be reduced by economic scale over a larger number of customers base and the increase in production; 2) the Company, by adopting the differentiation strategy, grows brand recognition and customer loyalty, strengthening the Company’s pricing power; 3) As the scale of 5G recharge services and the number of serviced customers, along with service quality, continue to improve, customized and value-added services, as well as service fees, will gradually increase. This will boost the profitability of the Company’s related businesses. The Company will continue to increase the share of high gross profit products in the sales while increasing the revenue, so as to further improve the gross profit rate and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $84,447 and $104,114 for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $19,667 or 18.9%. The decrease was mainly due to the decrease in payroll expense of salespersons by $79,798, decreased travel expense by $5,089, and decreased other selling expenses by $1,388, which was partly offset by increased advertising and marketing expense by $66,608.

Currently, we are focusing on expanding the Company’s leading intelligent acoustics technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $155,004 and $106,628 during the three months ended September 30, 2023 and 2022, respectively, which shows a $48,376 or 45.4% increase by comparing with the same period of 2022.

Research and development expenses of $155,004 for three months ended September 30, 2023. The Company’s research and develop results include but are not limited to the following:

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

Leveraging Datasea’s cutting-edge intelligent acoustics technology together with AI technology, we successfully developed a series of ultrasonic disinfection products named the “Hailijia” series air sterilizer products. This lineup includes solutions tailored for indoor (desktop and floor), car use, bathroom and cloakroom sterilization and deodorizer, positioned in the health field of acoustic disinfection, can be widely used in homes and different public places, including offices, educational institutions, transportation, hospitals, etc. We started to launch those new products in the China market in the year of 2023. These products can provide more effective solutions for purifying the environment and protecting health for people. Leading labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col. Meanwhile, this strategic transformation and process not only provide safer and healthier lifestyles for Chinese users, but also for users in the United States and globally.

General and administration expenses decreased $191,900, or 21.7% from $884,960 during the three months ended September 30, 2022 to $693,060 during the three months ended September 30, 2023. The decrease was mainly attributed to decreased rent expense by $113,819, and decreased consulting and director compensation by $123,741, which was partly offset by increased travel expense by $21,833 and increased other G&A expenses by $23,827.

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

Non-Operating Income (Expenses), net

Non-operating expenses were $7,758 for the three months ended September 30, 2023, consisting mainly of interest income of $106 and other expenses of $7,864. Non-operating expenses were $1,175 for the three months ended September 30, 2022, consisting mainly of interest income of $64 and other expenses of $1,239.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $ 833,546, which was the gain on disposal of Zhangxun, and net loss of $337,062 for the three months ended September 30, 2023 and 2022, respectively.

Net Loss from continuing operation

We generated net losses from continuing operation of $855,602 and $1,102,020 for the three months ended September 30, 2023 and 2022, respectively, a $246,418 or 22.4% decrease by comparing with the same period of 2022. The decrease in net loss was mainly due to the decrease in operating expenses and increased gross profit as explained above.

Accounts receivable

The operating revenue of the three months ended September 30, 2023 was $6,880,743, the balance of accounts receivable was $22,158 at September 30, 2023. In the same period last year, the operating revenue was $nil, and the accounts receivable balance was $155,280 at September 30, 2022. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of September 30, 2023, we had a working capital of $3,442,072 or a current ratio of 1.77:1, and our current assets were $7,911,853. As of June 30, 2023, we had a working capital deficit of $3,617,058 or a current ratio of 0.26:1. Our current assets were $1,289,517.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2023 and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(6,744,413)	$(752,697)
Net cash used in investing activities	$(365)	$(102,845)
Net cash provided by financing activities	$8,080,455	$790,302

Cash Flow from Operating Activities

Net cash used in operating activities was $6,744,413 during the three months ended September 30, 2023, compared to net cash used in operating activities of $752,697 during the three months ended September 30, 2022, an increase in cash outflow of $5,991,716. The increase in cash outflow was mainly due to increased cash outflow on prepaid expenses and other current assets by $5,771,784, decreased cash inflow on accounts receivable by $114,947 and decreased cash inflow on accrued expenses and other payables by $249,050, which was partly offset by decreased cash outflow on unearned revenue by $97,291 and decreased cash outflow on payment on operating lease liabilities by $53,288.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $365 for the three months ended September 30, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $330, and cash loss due to disposal of subsidiary of $35. Net cash used in investing activities totaled $102,845 for the three months ended September 30, 2022, which consists of cash paid for the acquisition of office furniture and equipment of $403, cash paid for acquisition and development of software systems of $73,154, and long-term investment into high-tech companies of $29,288.

Cash Flow from Financing Activities

Net cash provided by financing activities was $8,080,455 during the three months ended September 30, 2023, which was the net proceeds from loans payable of $879,422, and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $184,425 and repayment to related party by $675,828. Net cash provided by financing activities was $790,302 during the three months ended September 30, 2022, which was the proceeds of loans payable of $820,508, but partly offset by a repayment to related parties of $30,206.

As of September 30, 2023, the total liabilities of Datasea are $4,508,122, which shows a 28.8% decrease from June 30, 2023. The decrease of liability is due to the repayment to related party by $667,929, decreased accrued expenses and other payables by $767,645, decreased lease liability by $98,941, decreased unearned revenue by $136,114, and decreased accounts payable by $708,882, which was partly offset by increased loan payable by $553,088.

Cash inflows generated from financing activities for the three months ended September 30, 2023 were $8,080,455, compared to $790,302 in the same period last year. This year’s net cash inflows are 922% more than last year’s net cash inflows from financing activities, this is entirely due to the Company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Analysis of several index

For three months ended September 30, 2023 and September 30, 2022, the Company’s revenue was $6,880,743 and $nil respectively. This is mainly due to the Company’s self-developed 5G SMS call pricing and traffic recharge supply platform, which has assisted in the digital transformation and upgrading of enterprises in the Chinese market. And the Company seized the market opportunity, based on this platform, newly developed 5G top up business and made breakthrough progress. At present, the newly added business is steadily growing and has broad prospects for the future.

For three months ended September 30, 2023 and September 30, 2022, the Company’s sales expenses were $84,447 and $104,114 respectively, a decrease of $19,667 over the previous year, with a decline rate of 18.89%. This is mainly due to the Company strengthening budget control of sales expenses, analyzing the market, products, and sales targets, reasonably setting various expense budgets, and strengthening monitoring of budget execution, timely adjusting and optimizing. At the same time, it is also due to the strengthening of the expense approval process, strict control of sales expenses, setting clear accounting periods and approval standards, and strengthening supervision of the expense reimbursement process to prevent unnecessary expense expenditures.

For three months ended September 30, 2023 and September 30, 2022, the Company’s management expenses were $693,060 and $884,960 respectively, a decrease of $191,900 over the previous year, with a decline rate of 21.68%. This is mainly due to the Company’s detailed management expense budget plan, including budget and control objectives for various management expenses, as well as corresponding control measures, which has increased the granularity of management expense management. At the same time, the process has been streamlined, reducing management expenses by simplifying the process and reducing unnecessary links. Moreover, the management structure has been optimized and the organizational structure has been adjusted to improve management efficiency and reduce management expenses.

As of September 30, 2023 and June 30, 2023, the Company’s cash balance was $1,218,748 and $19,728, respectively, an increase of $1,199,020 or 60.78 times compared to the previous year. Mainly due to the increased demand for the Company’s products and services, which has led to an increase in sales revenue, and the expansion of financing channels, which has led to multiple capital inflows, the Company has optimized its asset structure and enhanced its financial capacity and liquidity.

As of September 30, 2023 and June 30, 2023, the balance of capital reserve was $32,194,070 and $24,122,973, respectively, an increase of $8,071,097 over the previous year, with a growth rate of 33.46%, mainly due to the increase in the issuance of shares by the Company. An increase in stock issuance can provide the Company with more capital reserves and help them cope with future challenges. For the Company, this stock issuance has introduced a large amount of high-quality funds, which is conducive to the integration of upstream and downstream enterprises and can promote the Company’s performance growth.

Going forward

Datasea is currently in the phase of transitioning from a China-focused company to a global presence. We are committed to transforming into an international technology company with manufacturing facilities, intellectual property layout, sales networks, and customer bases in the United States. We aim to achieve international leadership in research and development, technological collaborations, talent development, and deepening our presence in the U.S. market. We will provide cutting-edge artificial intelligence solutions, particularly in acoustic intelligence, to contribute to the development of the digital world on a global scale. To accomplish this objective, the Company’s management has outlined the following plans:

●	To strengthen our acoustic intelligence operations in the United States, which includes product safety and functionality testing, establishing production lines, building sales and distribution systems, expanding our portfolio of U.S. and international patents, and identifying potential international merger and acquisition targets. This will solidify our internationalization strategy and maintain our leading position on a global scale;

●	Expanding our range of acoustic intelligence products for broader applications in fields like acoustic engineering, acoustic agriculture, acoustic medicine, acoustic beauty, and acoustic healthcare;

●	Obtaining leading position and greater control over the supply chain for the acoustic intelligence industry through M&A, with a focus on the U.S. market, and ongoing beneficial vertical integration;

●	Continuing to enhance our existing 5G messaging business services, actively pursuing market share capture, and improving gross profit margins;

●	Sustaining collaborations with top-tier domestic and international technical institutions to conduct research and development in the field of acoustic intelligence. We aim to stimulate demand through supply-side innovation, maintaining our growth throughout the industry lifecycle;

●	Expanding global sales, achieving localization of our core products, and better aligning with customer demands;

●	These initiatives are geared towards advancing our internationalization strategy, fostering innovation, and strengthening our position within the acoustic intelligence sector;

●	Enhance the Company’s brand awareness by omni-channel marketing and obtain PCT international patents to boost up the value of intangible assets; and

●	Maintain clients’ loyalty by providing outstanding customer service, exclusive service experience, and appropriate transparency and publicity.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

DATASEA INC.

Date: November 13, 2023	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: November 13, 2023	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)