Form 10-Q
period 2023-12-31
DATASEA INC.
filed 2024-02-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 13, 2024, 2,538,286 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2023 (UNAUDITED)	JUNE 30, 2023

ASSETS
CURRENT ASSETS
Cash	$437,716	$19,728
Accounts receivable	54,123	255,725
Inventory, net	185,806	241,380
Value-added tax prepayment	82,987	71,261
Prepaid expenses and other current assets	3,297,619	701,423
Total current assets	4,058,251	1,289,517

NONCURRENT ASSETS
Long-term investment	56,476	55,358
Property and equipment, net	62,512	85,930
Intangible assets, net	660,080	1,185,787
Right-of-use assets, net	107,329	137,856
Total noncurrent assets	886,397	1,464,931

TOTAL ASSETS	$4,944,648	$2,754,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$339,897	$1,005,059
Unearned revenue	58,456	609,175
Accrued expenses and other payables	670,596	1,409,939
Due to related parties	568,492	1,162,856
Operating lease liabilities	116,594	124,640
Bank loan payable	502,836	594,906
Loan payable	155,308	-
Total current liabilities	2,412,179	4,906,575

NONCURRENT LIABILITIES
Operating lease liabilities	-	26,449
Loan payable		1,310,306
Bank loan payable	672	91,215
Total noncurrent liabilities	672	1,427,970

TOTAL LIABILITIES	2,412,851	6,334,545

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 2,538,286 and 1,852,346 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively *	2,538	1,852
Additional paid-in capital	32,251,708	24,148,905
Accumulated comprehensive income	266,637	393,252
Accumulated deficit	(29,918,353)	(28,063,258)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	2,602,530	(3,519,249)

Noncontrolling interest	(70,733)	(60,848)

TOTAL EQUITY (DEFICIT)	2,531,797	(3,580,097)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,944,648	$2,754,448

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2023	2022	2023	2022

Revenues	$11,348,469	$131,459	$18,229,212	$131,459
Cost of goods sold	11,246,234	96,030	18,052,242	96,030

Gross profit	102,235	35,429	176,970	35,429

Operating expenses
Selling	1,149,944	45,588	1,234,391	149,702
General and administrative	623,456	866,399	1,316,516	1,751,359
Research and development	117,371	148,812	272,375	255,440

Total operating expenses	1,890,771	1,060,799	2,823,282	2,156,501

Loss from operations	(1,788,536)	(1,025,370)	(2,646,312)	(2,121,072)

Non-operating income (expenses)
Other expenses	(46,187)	(34,326)	(54,051)	(35,565)
Interest income	1,623	29	1,729	93

Total non-operating expenses, net	(44,564)	(34,297)	(52,322)	(35,472)

Loss before income tax	(1,833,100)	(1,059,667)	(2,698,634)	(2,156,544)

Income tax	-	-	-	8

Loss before noncontrolling interest from continuing operation	(1,833,100)	(1,059,667)	(2,698,634)	(2,156,552)
Income (loss) before noncontrolling interest from discontinued operation	-	(351,418)	833,546	(688,480)

Less: loss attributable to noncontrolling interest from continuing operation	(61)	(14,002)	(9,993)	(8,867)
Less: loss attributable to noncontrolling interest from discontinued operation	-	(106,093)	-	(207,852)

Net loss attribute to noncontrolling interest	(61)	(120,095)	(9,993)	(216,719)

Net loss to the Company from continuing operation	(1,833,039)	(1,045,665)	(2,688,641)	(2,147,685)
Net income (loss) to the Company from discontinued operation	-	(245,325)	833,546	(480,628)

Net loss to the Company	(1,833,039)	(1,290,990)	(1,855,095)	(2,628,313)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	34,601	(61,105)	(126,615)	(48,767)
Foreign currency translation gain attributable to noncontrolling interest	116	32,426	29,850	28,736

Comprehensive loss attributable to the Company	$(1,798,438)	$(1,352,095)	$(1,981,710)	$(2,677,080)

Comprehensive income (loss) attributable to noncontrolling interest	$55	$(87,669)	$19,857	$(187,983)

Basic and diluted net loss per share	$(0.72)	$(0.80)	$(0.82)	$(1.62)

Weighted average shares used for computing basic and diluted loss per share *	2,538,286	1,621,642	2,250,711	1,621,642

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2023	1,852,346	$1,852	$24,148,905	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(22,056)	-	(22,056)	(9,932)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	-	-	20,100	-	-	20,100	-

Foreign currency translation loss	-	-	-	-	(161,216)	(161,216)	(8)

Balance at September 30, 2023	2,538,286	2,538	32,229,605	(28,085,314)	232,036	4,378,865	(70,788)

Net loss	-	-	-	(1,833,039)	-	(1,833,039)	(61)

Shares issued for stock compensation expense	-	-	22,103	-	-	22,103	-

Foreign currency translation gain	-	-	-	-	34,601	34,601	116

Balance at December 31, 2023	2,538,286	$2,538	$32,251,708	$(29,918,353)	$266,637	$2,602,530	$(70,733)

Balance at July 1, 2022	1,621,642	$1,622	$20,752,262	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss	-	-	-	(1,337,323)	-	(1,337,323)	(96,624)

Shares issued for stock compensation expense	-	-	116,250	-	-	116,250	-

Foreign currency translation gain (loss)	-	-	-	-	12,338	12,338	(3,690)

Balance at September 30, 2022	1,621,642	1,622	20,868,512	(19,920,889)	295,925	1,245,170	(954,587)

Net loss	-	-	-	(1,290,990)	-	(1,290,990)	(120,095)

Shares issued for stock compensation expense	-	-	117,000	-	-	117,000	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation gain (loss)	-	-	-	-	(61,105)	(61,105)	32,426

Balance at December 31, 2022	1,621,642	$1,622	$20,003,498	$(21,211,879)	$234,820	$(971,939)	$(60,242)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31
	2023	2022

Cash flows from operating activities:
Loss including noncontrolling interest	$(1,865,088)	$(2,845,032)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	(833,546)	(7)
Depreciation and amortization	276,116	367,616
Operating lease expense	107,355	371,871
Stock compensation expense	42,203	233,250
Changes in assets and liabilities:
Accounts receivable	(52,805)	(138,565)
Inventory	59,809	(49,886)
Value-added tax prepayment	(25,932)	(12,561)
Prepaid expenses and other current assets	(2,589,743)	(46,374)
Accounts payable	(138,820)	434,637
Unearned revenue	(462,043)	(156,533)
Accrued expenses and other payables	(39,242)	391,950
Payment on operating lease liabilities	(111,547)	(316,856)

Net cash used in operating activities	(5,633,283)	(1,766,490)

Cash flows from investing activities:
Acquisition of property and equipment	(3,683)	(2,276)
Acquisition of intangible assets	(68,098)	(1,985)
Cash disposed due to disposal of subsidiary	(35)	-
Long-term investment	-	(28,764)

Net cash used in investing activities	(71,816)	(33,025)

Cash flows from financing activities:
Due to related parties	116,841	(1,387)
Proceeds from loan payables	153,659	1,684,595
Repayment of loan payables	(2,090,005)	-
Net proceeds from issuance of common stock	8,061,286	-

Net cash provided by financing activities	6,241,781	1,683,208

Effect of exchange rate changes on cash	(118,694)	(4,601)

Net increase (decrease) in cash	417,988	(120,908)

Cash, beginning of period	19,728	164,217

Cash, end of period	$437,716	$43,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,535	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$124,824	$172,612
Transfer of debt owing to the Company’s’ CEO to Mr. Wanli Kuai	$727,503	-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 (UNAUDITED) AND JUNE 30, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Datasea Inc. (the “Company,” “Datasea,” or “we,” “us,” “our”) was incorporated in the State of Nevada on September 26, 2014 under the name Rose Rock Inc. and changed its name to Datasea Inc. on May 27, 2015. On May 26, 2015, the Company’s founder, Xingzhong Sun, sold 6,666,667 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to Zhixin Liu (“Ms. Liu”), an owner of Shuhai Skill (HK) as defined below. On October 27, 2016, Mr. Sun sold his remaining 1,666,667 shares of Common Stock of the Company to Ms. Liu. As a holding company with no material operations, the Company conducts a majority of its business activities through organizations established in the People’s Republic of China (“PRC), primarily by variable interest entity (the “VIE”). The Company does not have any equity ownership of its VIE, instead it controls and receives economic benefits of the VIE’s business operations through certain contractual arrangements.

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

On November 16, 2020, Guohao Century formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. In November 2023, the Company dissolved Zhangqi as a result of disposal of Zhuangxun  in July 2023, Zhangqi had no operations but only serves as a holding company of Zhagnxun.

On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G Multimodal communication technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun. On December 20, 2022, Guohao Century acquired a 30% ownership interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). After the transaction, Guohao Century owns 81% of Zhangxun, and Zhangqi owns 19% of Zhangxun; On February 15, 2023, Guohao Century acquired a 9% ownership interests of Zhangxun from the Zhangqi at the price of $130,434 (RMB 900,000). After the transaction, Guohao Century owns 90% of Zhangxun, and Zhangqi owns 10% of Zhangxun; as a result, Guohao Century ultimately owns 99.9 % of Zhangxun. On July 20, 2023, the Company sold Zhangxun to a third party for RMB 2 ($0.28).

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

On July 31, 2023, Datasea established a wholly owned subsidiary Datasea Acoustic, LLC (“Datasea Acoustic”) in the state of Delaware for expanding the products to the market in North America.

On January 10, 2024, the Company’s Board of Directors approved a reverse stock split of its authorized and issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-15, which become legal effective on January 19, 2024. After the reverse stock split, every 15 issued and outstanding shares of the Company’s Common Stock will be converted automatically into one share of the Company’s Common Stock without any change in the par value per share. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion from 375,000,000 shares to 25,000,000 shares of Common Stock. All share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended December 31, 2023 and 2022, the Company had a net loss of approximately $1.83 million and $1.29 million, respectively. For the six months ended December 31, 2023 and 2022, the Company had a net loss of approximately $1.86 million and $2.63 million, respectively. The Company had an accumulated deficit of approximately $29.92 million as of December 31, 2023, and negative cash flow from operating activities of approximately $5.63 million and $1.77 million for the six months ended December 31, 2023 and 2022, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended December 31, 2023, the Company made total prepayments of $3.76 million for marketing and promoting the sale of acoustic intelligence series products and 5G Multimodal communication in oversea and domestic markets. For the three and six months ended December 31, 2023, the Company recorded an amortization of prepaid expense of $0.94 million  in the selling expense. The Company expects significant revenue that can be generated from these marketing and promoting activities.

If deemed necessary, management could seek to raise additional funds by way of admitting strategic investors, or private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s research and development (“R&D”), procurement, marketing and daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations.

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, previously filed with the Securities Exchange Commission (“SEC”) on September 27, 2023.

The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary–- Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of December 31, 2023.

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
90%
99%
Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd. (a PRC Limited Liability Company)
10%
Shenzhen Acoustic Effect Management Partnership (Limited Partnership )

VARIABLE INTEREST ENTITY

Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, “Consolidation” (“ASC 810”), the Company is required to include in its CFS, the financial statements of Shuhai Beijing, its VIE. ASC 810 requires a VIE to be consolidated if the Company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. A VIE is an entity in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards of such entity, and therefore the Company is the primary beneficiary of such entity.

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

As of this report date, there were no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of December 31, 2023 and June 30, 2023, and for the three and six months ended December 31, 2023 and 2022, respectively.

	December 31, 2023	June 30, 2023
Cash	$165,176	$13,717
Accounts receivable	54,123	255,725
Inventory	192,465	241,380
Other current assets	150,453	649,433
Total current assets	562,217	1,160,255
Property and equipment, net	32,269	42,886
Intangible asset, net	420,642	757,700
Right-of-use asset, net	24,023	60,348
Other non-current assets	56,476	55,358
Total non-current assets	533,410	916,292
Total assets	$1,095,627	$2,076,547

Accounts payable	$112,002	$650,406
Accrued liabilities and other payables	679,971	1,480,947
Lease liability	26,097	39,223
Loans payable	502,835	594,906
Other current liabilities	483,735	1,639,410
Total current liabilities	1,804,640	4,404,892
Lease liability - noncurrent	-	26,449
Long term long payable	672	1,401,521
Total non-current liabilities	672	1,427,970
Total liabilities	$1,805,312	$5,832,862

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Revenues	$11,279,181	$425,710
Gross profit	$101,581	$54,330
Net loss	$(486,358)	$(63,805	)*

	For the Six Months Ended December 31, 2023	For the Six Months Ended December 31, 2022
Revenues	$18,159,924	$1,519,015
Gross profit	$176,316	$204,527
Net income (loss)	$66,885	$(704,763	)*

*	Include the operation of Zhangxun (see Note 13 Disposal of Subsidiary)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2023 and June 30, 2023, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of December 31, 2023 and June 30, 2023, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,984 and $52,915 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of December 31, 2023 and June 30, 2023, respectively.

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

As of December 31, 2023 and June 30, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three and six months ended December 31, 2023 and 2022, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2023 and June 30, 2023.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
5G Multimodal communication	$11,276,319	$-
5G Multimodal communication	11,276,319	-
Cloud platform construction cooperation project	-	-
Acoustic Intelligence Business	2,862	85,161
Ultrasonic Sound Air Disinfection Equipment	2,862	85,161
Smart City business	-	42,700
Smart community	-	42,700
Other	69,288	3,598
Total revenue	$11,348,469	$131,459

	For the Six Months Ended December 31, 2023	For the Six Months Ended December 31, 2022
5G Multimodal communication	$18,156,782	$-
5G Multimodal communication	18,156,782	-
Cloud platform construction cooperation project	-	-
Acoustic Intelligence Business	3,142	85,161
Ultrasonic Sound Air Disinfection Equipment	3,142	85,161
Smart City business	-	42,700
Smart community	-	42,700

Other	69,288	3,598
Total revenue	$18,229,212	$131,459

SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined the Company’s current operations constitutes a single reportable segment in accordance with ASC 280. The Company’s only business and industry segment is high technology and advanced information systems (“TAIS”). TAIS includes smart city solutions that meet the security needs of residential communities, schools and commercial enterprises, and 5G messaging services including 5G SMS, 5G MMCP and 5G multi-media video messaging.

All of the Company’s customers are in the PRC and all revenues for the three and six months ended December 31, 2023 and 2022 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of December 31, 2023, the Company had no unrecognized tax positions and no charges during the three and six months ended December 31, 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended December 31, 2023 and 2022, the Company had loss of $61 and $120,095 attributable to the noncontrolling interest, respectively. During the six months ended December 31, 2023 and 2022, the Company had loss of $9,993 and $216,719 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $403,921 and $17,432 as of December 31, 2023 and June 30, 2023, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of December 31, 2023 and June 30, 2023, cash of $32,548 and $1,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of December 31, 2023 and June 30, 2023, the cash balance of $1,247 and $809 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	December 31,	December 31,	June 30,
	2023	2022	2023
Period-end date USD: RMB exchange rate	7.0827	6.9646	7.2258
Average USD for the reporting period: RMB exchange rate	7.1587	6.9531	6.9415

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and six months ended December 31, 2023 and 2022, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 87,188 and 87,592 warrants (post-reverse stock split) were anti-dilutive and were therefore excluded from EPS for the three and six months ended December 31, 2023, respectively. 87,997 warrants (post-reverse stock split) were anti-dilutive and was therefore excluded from EPS for the three and six months ended December 31, 2022, respectively.

STATEMENT OF CASH FLOWS

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

RECLASSIFICATION

Certain prior period accounts have been reclassified to be in conformity with current period presentation, including reclassification of non-current loan payable to non-current bank loan payable.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2023	June 30, 2023
Furniture and fixtures	$86,789	$84,014
Vehicle	494	484
Leasehold improvement	221,315	216,932
Office equipment	239,853	261,658
Subtotal	548,451	563,088
Less: accumulated depreciation	485,939	477,158
Total	$62,512	$85,930

Depreciation for the three months ended December 31, 2023 and 2022 was $7,802 and $30,808, respectively. Depreciation for the six months ended December 31, 2023 and 2022 was $18,464 and $71,669, respectively.

The Company disposed $29,148 property and equipment with related accumulated depreciation of $19,136 resulting from the disposal of Zhangxun (see Note 13).

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2023	June 30, 2023
Software registration or using right	$1,713,942	$1,635,307
Patent	14,821	14,527
Software and technology development costs	11,844	631,250
Value-added telecommunications business license	15,685	15,374
Subtotal	1,756,292	2,299,458
Less: Accumulated amortization	1,096,212	1,110,671
Total	$660,080	$1,185,787

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the three months ended September 30, 2023 and 2022 was $130,441 and $147,044, respectively. Amortization for the six months ended December 31, 2023 and 2022 was $257,652 and $295,947, respectively. The amortization expense for the next five years as of December 31, 2023 will be $388,297, $149,800, $91,716 and $30,267.

The Company disposed $0.62 million intangible assets with related accumulated amortization of $0.28 million resulting from the disposal of Zhangxun (see Note 13).

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	June 30, 2023
Security deposit	$80,858	$15,615
Prepaid expenses	2,983,077	563,203
Other receivables – Heqin	470,160	460,850
Advance to third party individuals, no interest, payable upon demand	30,708	11,764
Others	202,976	110,841
Total	3,767,778	1,162,273
Less: allowance for other receivables – Heqin	470,160	460,850
Total	$3,297,619	$701,423

As of December 31, 2023, prepaid expenses mainly consisted of prepaid marketing expense of $2,858,550, prepaid rent and property management fees of $27,402 and other prepayments of $97,125. As of June 30, 2023, prepaid expenses mainly consisted of prepayment of 5G Messaging service fee recharge of $500,395, prepaid rent and property management fee of $48,200 and other prepayments of $14,608.

Prepaid marketing expense

On September 14, 2023, Tianjin Information entered into a service agreement with Beijing Guorui Innovation Enterprise Management Consulting Co., Ltd (“Guorui Innovation”) for a duration of three years from September 15, 2023 to September 14, 2026. Under this agreement, Guorui Innovation is responsible for generating annual revenue of at least RMB 2 billion during the service period through various activities, including but not limited to, the sale of 5G Multimodal communication phone recharge, 5G Multimodal communication gas card recharge, 5G Multimodal communication digital products, and other related products. The total market developing fee is 2% of the revenue generated by Guorui Innovation. In September 2023, the Company made a prepayment of RMB 13,000,600 ($1,810,719) to Guorui Innovation, which is 32.5% of market developing fee of target annual revenue for the first year. However, on October 9, 2023, both parties mutually agreed to terminate this service agreement. As a result of this termination, parties enter into a debt transfer agreement, in which Guorui returned the prepayment to Mr. Wanli Kuai on Company’s behalf for settling the debt that the Company owed to Mr. Kuai (See Note 8).

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of December 31, 2023, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and six months ended December 31, 2023, the Company recorded an amortization of prepaid expense of $ 0.52 million in the selling expense.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of December 31, 2023, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and six months ended December 31, 2023, the Company recorded an amortization of prepaid expense of $ 0.42 million in the selling expense.

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

The cooperation term is from February 20, 2020 through March 1, 2023; however, Heqin is the exclusive distributor of the Company’s face Recognition Payment Processing products for the period to July 30, 2020. During March and April 2020, Guozhong Times provided operating funds to Heqin, together with a credit line provided by Guozhong Times to Heqin from May 2020 through August 2020, for a total borrowing of RMB 10 million ($1.41 million) for Heqin’s operating needs. As of March 31, 2023, Guozhong Times had an outstanding receivable of RMB 3.53 million ($513,701) from Heqin and was recorded as other receivables. The Company would not charge Heqin any interest, except for two loans of RMB 200,000 ($28,250) each, due on June 30, 2020 and August 15, 2020, respectively, for which the Company charges 15% interest if Heqin did not repay by the due date.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). As of December 31, 2023 and June 30, 2023, Heqin made $48,438 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $470,160 and $460,850 as of December 31, 2023 and June 30, 2023, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company Nanjing Dutao Intelligence Technology Co., Ltd in Nanjing City specializing on internet security equipment.

In August 2022, Shuhai Nanjing invested RMB 200,000 ($28,717) for 1% stock ownership of a high-tech company Nanjing Jinjizhihui Technology Co. Ltd in Nanjing City specializing in software and system development.

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company elects the measurements alternative and records investment in equity securities at the historical cost in its consolidated financial statements and subsequently records any dividends received from the net accumulated earrings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2023	June 30, 2023
Other payables	$291,969	$308,841
Due to third parties	80,207	175,354
Social security payable	219,494	537,964
Salary payable– employees	78,926	387,780
Total	$670,596	$1,409,939

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three and six months ended December 31, 2023, the Company made a repayment of $17,995 and $35,920 to this loan. For the three and six months ended December 31, 2023, the Company recorded and paid $2,278 and $5,061 interest expense for this loan. As of December 31, 2023, $72,612 was recorded as current liabilities.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three and six months ended December 31, 2023, the Company made a repayment of $1,999 and $3,991 to this loan. For the three and six months ended December 31, 2023, the Company recorded and paid $220 and $485 interest expense for this loan. As of December 31, 2023, $8,068 was recorded as current liabilities and $672 was recorded as non-current liabilities.

On April 25, 2023, Shuhai Beijing  entered a loan agreement with China Bank Co., Ltd for the amount of RMB 2,990,000 ($422,156) with a term of 12 months with a preferential annual interest rate of 2.35% to be paid every 21st of each month. For the three and six months ended December 31, 2023, the Company recorded and paid $2,486 and $4,989 interest expense for this loan. As of December 31, 2023, $422,156 was recorded as current liabilities.

The following table summarizes the loan balance as of December 31, 2023:

	Loan	Borrowing	Loan term	Interest	Balance due
Lender	amount	date	in month	rate	Current	Non-current
Shenzhen Qianhai WeBank Co., Ltd	14,119	1/13/2023	24	8.68%	8,068	672
Shenzhen Qianhai WeBank Co., Ltd	127,070	12/20/2022	24	10.73%	72,612	-
China Bank Co., Ltd	422,156	4/25/2023	12	2.35%	422,156	-
Total	563,345				502,836	672

Loan from the unrelated parties

On April 24, 2022, the Company entered a loan agreement with an unrelated party Mr. Wanli Kuai for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. On September 15, 2023, the Company, its CEO and Mr. Wanli Kuai entered a Debt Transfer Agreement, wherein the Company’s CEO transferred the Company’s debt of RMB 5,207,962 ($0.73 million) that was owed to her to Mr. Wanli Kuai.  On October 9, 2023, the Company entered into a Debt Transfer and Offset Agreement with Mr. Wanli Kuai and Guorui Innovation. This agreement was resulted from the termination of a Marketing and Promotion agreement among the Company and Guorui Innovation, which Guorui Innovation needs to repay the Company in full for RMB 13,000,600 ($1,810,719) due to cancellation of the agreement. Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5). During the three and six months ended December 31, 2023, the Company repaid $1.8 million and $2.0 million to this unrelated party. As of December 31, 2023 and June 30, 2023, the outstanding loan balance to the unrelated party was $nil and $1,310,306, respectively as a result of the Debt Transfer and Offset Agreement.

On September 21, 2023, the Company entered a loan agreement with another unrelated party for $155,308, the loan had no interest, and was required to be repaid any time before December 31, 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay it yet as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The rental expense for this office location was $9,792 and $8,320, respectively, for the three months ended December 31, 2023 and 2022. The rental expense for this office location was $19,756 and $16,950, respectively, for the six months ended December 31, 2023 and 2022.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. The rental expense for those agreements was $15,956 and $34,293, respectively, for the three months ended December 31, 2023 and 2022. The rental expense for those agreements was $31,849 and $65,044, respectively, for the six months ended December 31, 2023 and 2022.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. The rental expense for this lease was $5,250 and $6,438 for the three months ended December 31, 2023 and 2022, respectively. The rental expense for this lease was $11,231 and $13,116 for the six months ended December 31, 2023 and 2022, respectively.

Due to related parties

As of December 31, 2023 and June 30, 2023, the Company had due to related parties of $568,492 and $1,162,856, respectively, mainly was for the payable of an office lease from the Company’s CEO, accrued salary payable and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), due to related parties bore no interest and payable upon demand.

NOTE 10 – COMMON STOCK AND WARRANTS

Registered Direct Offering and Concurrent Private Placement in July 2021

On July 20, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell to such investors an aggregate of 2,436,904 shares (pre-reverse stock split) of the common stock of the Company at a purchase price of $3.48 per share. The offering of the common stock is pursuant to a shelf registration statement on Form S-3 (File No. 333-239183), which was declared effective by the SEC on June 25, 2020.

Concurrently with the sale of the shares of the common stock, the Company also sold warrants to purchase 1,096,608 shares of common stock (pre-reverse stock split) to such investors. The Company sold the shares of the common stock and the warrants for aggregate gross proceeds of approximately $8,480,426, before commissions and expenses. Subject to certain beneficial ownership limitations, the warrants were immediately exercisable at an exercise price equal to $4.48 per share (pre-reverse stock split), and will terminate on the two- and one-half-year anniversary following the initial exercise date of the warrants. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $1,986,880.

In addition, the Company has also agreed to issue to its placement agent for offering above warrants to purchase a number of shares of the common stock equal to 5.0% of the aggregate number of shares of the common stock sold in this offering (121,845 warrants), the warrants have an exercise price of $4.48 per share (pre-reverse stock split) and will terminate on the two and one-half-year anniversary of the closing of the offering. The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $225,964. The warrants issued in this financing were classified as equity instruments.

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

Registered Direct Offering in August and September 2023

On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company sold aggregate of 4,760,000 shares of common stock (pre-reverse stock split) at a $1.2 per share purchase price. On September 21, 2023, the Company received full payment of RMB 40,000,000 ($5.71 million) from the investor.

On August 15, 2023, the Company entered into a subscription agreement with another non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 2,962,963 shares of common stock (pre-reverse stock split) at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The investor paid the amount of $714,286 to the Company and the Company issued 529,101 shares (pre-reverse stock split) as of the date of this report, and promised to pay the remaining balance in full by March 2024.

On September 13, 2023, the Company closed an underwritten public offering of 5,000,000 shares of common stock (pre-reverse stock split) at a public offering price of $0.40 per share. The gross proceeds to the Company from this offering are approximately $2 million, before deducting any fees or expenses. The Company received $1.6 million net proceeds from this offering.

Following is a summary of the activities of warrants (post stock split) for the period ended December 31, 2023:

	Number of Warrants *	Average Exercise Price *	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2023	87,997	$69.00	0.63
Exercisable as of June 30, 2023	87,997	$69.00	0.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of September 30, 2023	87,997	69.00	0.31
Exercisable as of September 30, 2023	87,997	69.00	0.31
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	6,767	90.00	-
Outstanding as of December 31, 2023	81,230	$67.20	0.06
Exercisable as of December 31, 2023	81,230	$67.20	0.06

*	Retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

Shares to Independent Directors as Compensation

During the three months ended December 31, 2023 and 2022, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the six months ended December 31, 2023 and 2022, the Company recorded $9,000 and $9,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 15,000 shares of the Company’s common stock (pre-reverse stock split) to its CEO each month and 10,000 shares (pre-reverse stock split) to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended December 31, 2023 and 2022, the Company recorded $17,603 and $111,750 stock compensation expense to the Company’s CEO and one of the board members for the quarter. During the six months ended December 31, 2023 and 2022, the Company recorded $33,203 and $111,750 stock compensation expense to the Company’s CEO and one of the board members for the quarter.

Shares to Employee and consultants under the 2018 Equity Incentive Plan

During the year ended June 30, 2023, the Company issued 3,459,500 shares of the Company’s common stock (pre-reverse stock split) to the Company’s employees and consultants for the services that were provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 3,459,500 shares (pre-reverse stock split) at issuance date was $3,976,362 and was recorded as the Company’s stock compensation expense during the year ended June 30, 2023.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of December 31, 2023 and June 30, 2023, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $2.84 million and $2.70 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of December 31, 2023 and June 30, 2023, the Company has approximately $16.75 million and $17.10 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2023 and June 30, 2023.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2023 and 2022:

	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.5)%	(2.4)%
Effect of PRC tax holiday	2.0%	0.2%
Valuation allowance	22.5%	23.2%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2023 and 2022:

	2023	2022
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(3.0)%	(2.9)%
Effect of PRC tax holiday	2.2%	1.5%
Valuation allowance	21.8%	22.4%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of December 31, 2023 and June 30, 2023 is as follows:

	December 31, 2023	June 30, 2023
Deferred tax asset
Net operating loss	$3,900,034	$3,986,827
R&D expense	123,750	123,750
Depreciation and amortization	87,093	180,522
Bad debt expense	116,292	119,932
Social security and insurance accrual	47,566	149,196
Inventory impairment	13,353	13,771
ROU, net of lease liabilities	(2,087)	20,171
Total	4,286,001	4,594,168
Less: valuation allowance	(4,286,001)	(4,594,168)
Net deferred tax asset	$-	$-

NOTE 12 – COMMITMENTS

Leases

On July 30, 2019, the Company entered into an operating lease for its office in Beijing. Pursuant to the lease, the delivery date of the property was August 8, 2019 but the lease term started on October 8, 2019 and expires on October 7, 2022, and has a monthly rent of RMB 207,269 without value added tax (“VAT”) (or $29,250). The lease required a security deposit of three months’ rent of RMB 677,769 (or $96,000). The Company received a six-month rent abatement, which was considered in calculating the present value of the lease payments to determine the ROU asset which is being amortized over the term of the lease. On October 8, 2022, the Company renewed this lease for another year but for half space of the previous lease, with a monthly rent of RMB 107,714 ($15,787). The Company received a one-month rent abatement. The lease expired at maturity without renewal.

On November 8, 2023, Shuhai Beijing entered into a new lease agreement for its office in Beijing. Pursuant to the agreement, the agreement commenced on November 8, 2023 and will expire on December 7, 2024, and has a monthly rent of RMB 17,358 (or $2,425). The deposit was RMB 56,762 (or $7,929). The Company received a one-month rent abatement.

On November 8, 2023, Tianjin information entered into a lease agreement for its office in Beijing. Pursuant to the agreement, the agreement commenced on November 8, 2023 and will expire on December 7, 2024, and has a monthly rent of RMB 60,195 (or $8,409). The deposit was RMB 196,838 (or $27,496). The Company received a one-month rent abatement.

In August 2020, the Company entered into a lease for an office in Shenzhen City, China for three years from August 8, 2020 through August 7, 2023, with a monthly rent of RMB 209,911 ($29,651) for the first year. The rent will increase by 3% each year starting from the second year. The lease expired at maturity without renewal.

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

On September 30, 2023, the lease was early terminated due to the management’s decision of transferring operations in Hangzhou to Beijing headquarter office for maximizing the efficiency and cost saving.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Operating lease expense	$33,174	$168,760

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Operating lease expense	$107,355	$371,871

	December 31, 2023	June 30, 2023
Right-of-use assets	$107,329	$137,856
Lease liabilities - current	116,594	124,640
Lease liabilities - noncurrent	-	26,449
Weighted average remaining lease term	0.85 years	0.67 years
Weighted average discount rate	6.25%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of December 31, 2023:

12 Months Ending December 31,	Minimum Lease Payment
2024	$116,594
Total undiscounted cash flows	116,594
Less: imputed interest	-
Present value of lease liabilities	$116,594

NOTE 13 – DISPOSAL OF SUBSIDIARY

On July 20, 2023, the Company’s shareholders decided to sell Zhangxun to a third party at a price of RMB 2 (US $0.28). There was no material transactions for Zhangxun for the period from July 1, 2023 through July 20, 2023, and for the purpose of complying with the Company’s monthly accounting cut-off date, the Company used Zhangxun’s financial statements as of June 30, 2023 as the date of disposal. The Company recorded $0.83 million gain on disposal of the subsidiary, which was the difference between the selling price of US$0.28 and the carrying value of the negative net assets of $2.34 million of the disposal entity, and further netting off the inter-company receivables from Zhangxun of $1.48 million due to uncertainty of the repayment from Zhangxun. In addition, the Company incurred additional $32,236 intercompany receivables from Zhangxun during the three months ended September 30,  2023, for which, the Company also netted off with gain on disposal of Zhangxun. The following table summarizes the carrying value of the assets and liabilities of Zhangxun at June 30, 2023.

Cash	$34
Accounts receivable	254,988
Other current assets	50,406
Fixed assets, net	10,012
Intangible assets, net	344,629

Total assets	660,069

Accounts payable	$530,260
Advance from customers	94,126
Accrued liability and other payables	749,156
Loan payables	153,045
Intercompany payables to existing entities	1,475,216

Total liabilities	3,001,803

Non-controlling interest	$(7,079)

The following table shows the results of operations relating to discontinued operations Zhangxun for the three months ended December 31, 2023 and 2022, respectively.

	THREE MONTHS ENDED DECEMBER 31,
	2023	2022

Revenues	$-	$294,251
Cost of goods sold	-	275,350

Gross profit	-	18,900

Operating expenses
Selling	-	84,127
General and administrative	-	283,892
Research and development	-	246

Total operating expenses	-	368,265

Loss from operations	-	(349,365)
Gain on disposal	-	-
Other income, net	-	(2,054)

Gain (loss) before income tax	-	(351,419)

Income tax	-	-

Gain (loss) before noncontrolling interest	-	(351,419)

Less: loss attributable to noncontrolling interest	-	(106,093)

Net gain (loss) to the Company	$-	$(245,325)

The following table shows the results of operations relating to discontinued operations Zhangxun for the six months ended December 31, 2023 and 2022, respectively.

	SIX MONTHS ENDED DECEMBER 31,
	2023	2022

Revenues	$-	$1,458,556
Cost of goods sold	-	1,289,458

Gross profit	-	169,097

Operating expenses
Selling	-	273,077
General and administrative	-	449,377
Research and development	-	156,950

Total operating expenses	-	879,404

Loss from operations	-	(710,307)
Gain on disposal	833,546	-
Other income, net	-	21,826

Gain (loss) before income tax	833,546	(688,481)

Income tax	-	-

Gain (loss) before noncontrolling interest	833,546	(688,481)

Less: loss attributable to noncontrolling interest	-	(207,852)

Net gain (loss) to the Company	$833,546	$(480,628)

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

Overview

Company Structure

Datasea Inc. (“Datasea,” the VIE, as defined below, and our subsidiaries, collectively, the “Company” or “we” or “us” or “our”) is a global technology company incorporated in Nevada USA on September 26, 2014, with subsidiaries and operating entities located in Delaware and China, that provides intelligent acoustics (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G messaging and other products and services to various corporate and individual customers. The acoustic business offers a wide range of cutting-edge precision manufacturing products including high-quality sound air disinfection solutions, sound sleep-aid devices, as well as skin repair and beauty solutions. Our products find extensive applications across various industries and sectors, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, acoustic Internet of Things. Our common stocks currently listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies which instead enable us to consolidate the financial results of the VIE and its subsidiaries with Datasea’s corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes.

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

As of the date of this report, its revenue for the first six months, ended December 31, 2023, of its fiscal year ended June 30, 2024, was $18,229,212. This would represent an increase of $18,097,753 and growth of approximately 13,766.84% as compared to $131,459 in revenue that the Company recorded for the first half of its fiscal year ended June 30, 2023. This is also approximately 160% higher than the approximately $7.0 million in revenue recorded for the full fiscal year ended June 30, 2023.

The Company is one of the pioneers in introducing the global concept of “acoustic effects.” And our intelligent acoustics products business represents where we want to go as a company. Our acoustic effects are derived by reverse engineering sound characteristics and developing processing mechanisms from the perspective of how sound impacts on people and objects. This has led us to develop acoustic products that address real-world problems across a range of industries, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, acoustic Internet of Things. During the reporting period, the company continued to upgrade its existing series of soundwave disinfection products, including the HAILIJIA sound waves smart Clokroom (physical/electronic) dehumidifier and degerming, bathroom model deodorizing and sterilizing special and the HAILIJIA Sleep Assurance (Non-contact assistance for sleep). Currently, the HAILIJIA series comprises nine flagship products, started promoting in the Chinese market through direct sales, channel agents, and live streaming.

Internationalization of acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, acoustic Internet of Things has always been a crucial strategy for the Company. In July 2023, Datasea established a wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware, in a strategic move to mark its global presence. This underlies Datasea’s commitment to intelligent acoustics and its intent to offer leading-edge acoustic solutions to the U.S. market. As of the date of this report, the Company collaborated with the globally renowned testing organization, Intertek Inc., to conduct ETL safety and functional certifications for the air disinfection products intended for sale in the United States. This included certifications related to ozone and Aspergillus flavus. We anticipate completing these certifications in the next quarter and commencing the sales of these products in the U.S. market on a larger scale. Furthermore, we entered into cooperation agreements with several well-known American local distributors of smart products. We successfully registered and established an online sales store on the Amazon platform. Additionally, in partnership with the renowned U.S. intellectual property firm, Paul & Paul, we actively pursued various U.S. patents and international patents. We aim to build a strong intellectual property portfolio in the United States and even internationally through patent applications and the acquisition of high-quality patents. With a focus on the primary track of acoustic intelligence, we are seeking potential merger and acquisition targets in areas of acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical healthy, acoustic Internet of Things, such as acoustic disinfection, acoustic medical aesthetics, acoustic health, acoustic agriculture, and acoustic industrial applications. This is part of our strategy for international expansion through mergers and acquisitions.

Technology and Innovation

Datasea is the global initiator, promoter and practitioner of the concept of acoustic intelligence. Our commitment to technological advancement and global reach positions us at the forefront of delivering cutting-edge intelligent acoustics solutions, especially focusing on ultrasound, infrasound, directional sound and Schumann resonance technology, to meet the evolving needs of our customers and communities worldwide. The research and development of intelligent acoustics technology plays a vital role for the Company and is what makes us different. The Company has non-visual intelligent algorithms and techniques, intelligent acoustics technologies such as ultrasound and directional sound, and 5G messaging related technology, etc. Combined with artificial intelligence (AI), machine learning and data analytics, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises of all types (over 99% are small and medium enterprises (“SMEs”)) and households in China. Acoustic technology and products will also create a healthy living environment for approximately 30.7 million businesses of various types and over 130 million households in the United States.

As of the date of this report, Shuhai Beijing and its subsidiaries own 27 patents and 116 software copyrights in the PRC, which include 13 pending patent applications in core technologies, to empower and grow the business. In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

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

Operational goals

The primary operational goals for the Company, its subsidiaries, and VIE include:

Sustained Revenue Growth: Implement strategic initiatives such as expanding the sales team, enhancing distribution networks, exploring new markets in both domestic and U.S. regions, and offering value-added services to drive continuous revenue expansion.

Technological Innovation: Continuously improve the technological capabilities of the ultrasonic antivirus product line and services. Proactively introduce innovations like sound sleep monitors and other acoustic technologies in various health-related fields to meet global market demands and establish an International Patent Matrix.

Customer Satisfaction: Provide customers with high-quality acoustic products and exceptional services to foster loyalty and maintain a positive reputation.

International Expansion: Focus on international growth, particularly in the U.S. market. Leverage the operations of U.S. subsidiaries, engage in mergers and acquisitions, ensure compliance, adapt to market dynamics, and practice effective cross-cultural management.

Partnerships and Collaborations: Cultivate strategic partnerships, collaborating with suppliers, partners, and research institutions to enhance overall business capabilities.

Risk Management: Diligently identify, evaluate, and manage various risks, including those related to the market, legal compliance, and the supply chain.

Shareholder Returns: Generate robust cash flow and provide satisfactory returns to shareholders through effective and sustainable business operations.

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

Acoustic intelligence is a new field that integrates fundamental acoustic theory with artificial intelligence to gather and process acoustic data and solve problems. Datasea leverages cutting-edge technologies, precision manufacturing in the realm of intelligent acoustics, especially harnessing the power of ultrasonic sterilization to combat viruses and prevent human infections. This technology capitalizes on the mechanical, thermal, and cavitation effects of ultrasound. When stimulated by ultrasound, microorganisms, including the coronavirus, undergo significant vibration strains, disrupting the virus’s outer shell and internal RNA. The rapid movement of protons in the ultrasound eventually devastates microbial structures, annihilating harmful pathogens.

Leveraging Datasea’s cutting-edge intelligent acoustics technology together with AI technology, we successfully developed a series of ultrasonic disinfection products named the “Hailijia” series air sterilizer products. We continue to develop new technologies and new products in the acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, acoustic Internet of Things. Existing product includes solutions tailored for in-door (Desktop and Floor), in-vehicle, bathroom and cloakroom sterilization and deodorizer, positioned in the health field of acoustic disinfection, can be widely used in homes and different public places, including hospitals, educational institutions and Elderly Care and Healthcare Institutions. We started to launch those new products in the China market in the year of 2023. These products can provide more effective solutions for purifying the environment and protecting health for people. Leading labs such as the Wuhan Institute of Virology have proven this ultrasonic disinfection technology to have 99.83% efficacy in nine seconds against Covid-19 and 99.99% efficacy against Staphylococcus Albus and E-col. Meanwhile, this strategic shift and process are aimed at offering people more effective solutions for purifying their environments and healthier lifestyles for people not only in China, but also the United States and globally, particularly in the post-pandemic era when people have raised higher demands for protection and quality of life.

Besides, the Company makes innovations in Schumann frequency, directional sound and others acoustic technology, launching ultrasonic Skin Repair with artificial intelligence diagnosis and Schumann frequency sleep monitors and further creating more industry applications for customers in application fields such as acoustic beauty, acoustic agriculture and acoustic industry. Also, with a diverse technological innovation and precision manufacturing product lineup, we strive to achieve a global market brand, with a certain proportion of market share within three years.

To showcase the Company’s technology and products on the global market, Datasea, through its wholly-owned subsidiary, Datasea Acoustics LLC, based in Delaware, U.S., operates as the primary entity to offer advanced intelligent acoustic precision manufacturing products and solutions, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical healthy, acoustic Internet of Things, and more. After obtaining certification from internationally renowned testing organizations for our sound disinfection products, we will launch large-scale sales of these products in the U.S. market. This strategy aims to tap into the continuously growing consumer audience worldwide. Additionally, the establishment of sales channels, collaboration with local U.S. channels, emphasis on technological advancements, partnerships with international technology laboratories, production assembly and the pursuit of multiple channels for obtaining US patents and potential acquisitions are conducive to the sustainable development of Datasea Acoustics LLC.

5G Multimodal communication:

Ⅰ. Definition of 5G multimodal communication

5G Multimodal communication refers to a technology that transmits information through a variety of signal transmission methods. In other words, it is different from the traditional single means of communication, but in many different ways to transmit, receive and process information. 5G Multimodal communication technology integrates sound, image, text, touch and other information to realize information exchange across media platforms.

5G multi-modal communication is an upgrade of 5G messaging services and an extension of RCS (Rich Communication Suite). It features high connectivity, rich media, strong interactivity, convenient services, and high security.

The applications of 5G multi-modal communication technology primarily focus on the following areas:

Cross-modal Information Processing: This involves integrating signals of different forms to facilitate cross-media information exchange. It encompasses various domains such as speech, image, text, and tactile communication; Human-Machine Interaction Technology: Multi-modal communication technology plays a crucial role in enhancing interactions between humans and machines, enabling more intuitive and seamless communication interfaces; Multi-language Processing: With globalization, multi-language processing has become a critical direction and core functionality of multi-modal communication technology. It enables efficient communication and understanding across different languages and cultures; Large language models, including models with enormous parameter sizes and complex structures like the GPT (Generative Pre-trained Transformer) series. These large language models are primarily utilized for natural language understanding and generation tasks such as text generation, language comprehension, and more. These applications demonstrate the versatility and significance of 5G multi-modal communication technology in facilitating diverse forms of communication and interaction across various domains.

Ⅱ. The application trend of 5G multimodal communication

With the rapid development of 5G multimodal communication in the Chinese market, its application trend will show the characteristics of intelligence, strong connectivity, immersive experience, enabling thousands of industries, personalized service and border blurring, and promote the digital transformation and intelligent development of all walks of life. Includes: Intelligence and automation:、 Internet of Things and edge computing、Augmented Reality and virtual reality、 Personalized and customized services、Boundary blurring. In addition, with the popularization of mobile communication technology, people need to realize real-time communication and remote collaboration more and more. The main application of 5G multimodal communication technology enables industries in many scenarios: such as smart home, smart agriculture, medical field, education, enterprise production, smart city and Internet of things entertainment and media: retail and consumer consumption, transportation and logistics, as well as finance and payments. To sum up, 5G multimodal communication technology has a wide range of industry application prospects, can bring more efficient and intelligent solutions to various industries, and promote digital transformation and intelligence in all areas of society

Ⅲ. Datasea's industry position and existing products

As one of the leading service providers in the field of 5G multimodal communications in China, Datasea has several major products and services for different customers and needs. 1, including 5G multi-modal smart agriculture (digital countryside) service platform 2, 5G multi-modal small and medium-sized enterprises service platform 3, 5G multi-modal logistics express service platform 4, 5G multi-modal new media marketing service platform; 5, 5G integrated messaging marketing cloud platform (" 5G IMMCP "), Smart Push (precision marketing solution) 6. 5G message top up platform of the three major operators; 7. Sinopec 5G fuel card consumption platform, 5G multi-modal communication business applications applicable to various industries in China, and payment system applications combined with artificial intelligence (AI), big prediction mode and data analysis capabilities.

Ⅳ. Application and empowerment of the company's existing 5G multimodal communication products in segmented industries

1. 5G multi-modal new media marketing service platform: Using the Internet, mobile communication, social media and other new media platforms to promote brand image and product sales through diversified content communication and interactive marketing means, and help enterprises transform and upgrade. The platform can do online brand building, short video marketing, and promote online sales of products. It mainly targets the retail, entertainment, tourism, education and automotive industries

2.5G Multi-modal Smart Agriculture (Digital Rural) Service Platform: This platform utilizes sensors for agricultural data collection (including monitoring agricultural environmental parameters such as soil moisture, temperature, and sunlight), precision agriculture management (integrating 5G multi-modal communication technology and data analysis to achieve precise fertilization, irrigation, and prevention of pests and diseases, thereby enhancing crop yield and quality), traceability and traceability of agricultural products (realizing the traceability and traceability of agricultural products to ensure product quality and safety, and enhance consumer trust), data analysis, and characteristic sales of agricultural products. This platform typically covers multiple areas, including but not limited to agricultural production, rural e-commerce, rural education, healthcare, and cultural entertainment. Through the application of digital technology, it provides more convenient and intelligent services for rural areas, promoting the sustainable development of rural social economy.

3. 5G multi-modal service platform for micro, small and medium-sized enterprises: This product is a product independently developed by the company, comprehensively empowering micro, small and medium-sized enterprises, and providing services such as product promotion, brand building, data analysis and traffic collection for micro, small and medium-sized enterprises. The scope of application can cover micro, small and medium-sized enterprises in basically all industries.

4, The three major operators 5G phone charge recharge platform: the company independently developed 5G message phone charge recharge system, after a series of technical debugging, has been put into practical use. The 5G message charge top-up system is a network-based voice charge transaction analysis and management system, which can provide fast, safe and convenient voice charge management services, and analyze the data records of terminal customers of agents for risk prevention and control and big data analysis through the technical interface, so as to further obtain more precise customers.

With the company's production, operation and development, through the steady channel construction, continue to increase product development and increase industry applications, for the sustainable development of enterprises to obtain a broader market space.

Ⅴ. 5G multimodal communication sustainable development

5G multi-modal communication has garnered significant attention due to its wide-ranging applicability, marking the true starting point of the commercial ambition in the AI era. It enables interconnection, real-time communication, and remote collaboration across different forms. In the future, 5G multi-modal communication technology and its application functionalities will become integral components of technologies such as artificial intelligence, deep learning, virtual reality, and augmented reality. Furthermore, as society develops and people's needs continue to grow, the scope of 5G multi-modal communication technology will expand, bringing more convenience and innovation to people's lives.5G multi-modal communication is more aligned with the real-world production needs and is expected to enhance productivity in industries such as e-commerce, marketing, finance, and education. It truly aids enterprises in reducing costs and increasing efficiency, allowing them to allocate saved resources towards improving product/service quality or technological innovation, thus further driving productivity.

Ⅵ. The future can be gradually realized with multi-industry market application product and sales development

A wide range of industry application potential, including smart agriculture, smart home, health care, smart city, industrial manufacturing, education and training, entertainment media, retail consumption, etc. As a result, the company can develop customized products and solutions for different industries to meet the needs of customers in various industries.

Technology innovation and product differentiation: Companies can continuously innovate and optimize the application end of 5G multi-modal communication technology, developing more advanced, reliable, and competitive products and solutions. This will help the company establish a brand image in the market and attract more customers.

Datasea's leading industry position in 5G multimodal communications is made possible by Datasea's deep cooperation with the three major operators in China. The relationship between Datasea 5G multimodal communication and the three major operators is not only a simple business cooperation, but a more closely related business closed-loop, including close cooperation in technology, business model, resource sharing and so on. Datasea based on 5G multimodal communication field and telecom operator network for our acoustic intelligent technology and precision manufacturing products are able to provide digital and intelligent services and various value-added services with 5G multimodal communication intelligent product solutions for China's smart agriculture and more than 48.42 million various enterprises and enterprises and institutions (more than 99% for micro, small and medium-sized enterprises) as well as families Service.

Recent Developments

Our Products and Future Plans of Intelligent Acoustics

General Information

As of the date of this report, we continued to enhance our range of nine acoustic products, including a series of ultrasonic air disinfection machine products. the company continued to upgrade its existing series of soundwave disinfection products, including the HAILIJIA sound waves smart Cloakroom physical dehumidification, deodorization and sterilization special, bathroom deodorization and fresh air special dehumidifier, and the HAILIJIA Sleep Assurance (Non-contact assistance for sleep). Currently, the HAILIJIA series comprises nine flagship products, started promoting in the Chinese market through direct sales, channel agents, and live streaming.

HAILIJIA sound waves smart Cloakroom (physical/electronic) dehumidifier

●	Key Feature: Mite remover, Effective Sterilization, Dampness remover, intimidated by AI, Warm Light and Colors

HAILIJIA Sleep Assurance

●	Key Features: Non-contact assistance for sleep, No wearing assistance for sleep, IA Warm Light accompaniment

Sales and Distribution

Domestic channels and sales

As of the date of this report, our acoustic products are mainly developed and produced in China, and the products we sell in China are mainly through multi-modal communication platforms and extensively cooperating with new media. We have established marketing channels and increased revenue capacity.

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

International Business Expansion

October 16, 2023, the Company’s Delaware operating subsidiary, Datasea Acoustics LLC, has entered into a marketing promotion and sales cooperation agreement with Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia, to develop, promote and distribute the Company’s intelligent acoustics products in the U.S.

Meglio has sales channels that include Atlanta, Dallas and New Jersey and broad experience in increasing sales for its clients in the U.S. Meglio has know-how in business development, marketing, sales, branding, and channel development in the U.S. furniture market, which the Company believes is an ideal fit for the Company’s home health products that include air disinfection machines, bathroom and wardrobe deodorization devices, as well as sleep-enhancing products. The Agreement is designed to increase our penetration into new markets worldwide and introduce our products to consumers that effectively address everyday health and living needs. Increase market influence for the Company’s subsequent acoustic industry development including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical healthy, acoustic Internet of Things.

Key Customers and Agreements

In September 2023, Shuhai Jingwei (Shenzhen) Information Technology Co, Ltd signed a procurement and sales agreement with Hunan Jimei Biotechnology Development Co., Ltd. (hereinafter referred to as “Jimei”), aiming to expand the online sales of Shuhai’s “Hailijia” brand’s acoustic Air Disinfection Machine, Disinfectant and Odor Eliminator series products in China through Jimei’s innovative e-commerce platform and user base. Jimei is a high-tech product research and development, production, and sales enterprise. At the same time, it also has a direct sales license issued by the Ministry of Commerce of China. Its Yunchuang Space APP is a comprehensive e-commerce product intelligent shopping platform that combines private domain traffic and public domain traffic, with a million level user base, providing a rich e-commerce sales channel and options.

5G Mutimodal Communication

Key Customers and Agreements

As of December 31, 2023, Datasea’s Chinese operating entities, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), and Heilongjiang Xurui Technology Co., Ltd. (“Xurui Technology”) Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”) and Guozhong Times (Beijing) Technology Co., Ltd. (“Guozhong Times”) have reached agreements with two important new clients: Hainuo Xintong (Qingdao) Network Technology Co., Ltd. (hereinafter referred to as “Hainuo”) and Xiamen Duoqiao Mai Network Technology Co., Ltd. (hereinafter referred to as “Xiamen Duoqiao”). These agreements allow Hainuo Xintong and Xiamen Duoqiao to purchase various denominations of 5G Multimodal communication top up cards within 12 months of the agreement, ranging from RMB10 to RMB500 ($1.38 to $69.4). In just a few months after signing agreements with Hainuo Xintong and Xiamen Duoqiao, Shuhai Beijing and its subsidiaries provided a 5G Multimodal communication service worth approximately $10.49 million (equivalent to RMB 75.07 million). From May 2023 to December 2023, the revenue from Maiduoqiao is $5.54million (equivalent to RMB 39.68 million). From August 2023 to December 2023, the revenue from Hainuo Xintong is $4.95 million (equivalent to RMB 35.40 RMB).

As of December 31, 2023, Datasea’s Chinese operating entity, Guozhong Times (Beijing) Technology Co., Ltd. (hereinafter referred to as the “subsidiary”), has reached an agreement with an important new client, Qingdao OSaidi Network Technology Co., LTD. According to the agreement, Qingdao OSaidi will purchase 5G Multimodal communication top up cards ranging from RMB10 to RMB500 ($1.38 to $69.4) during the 12-month agreement period. As of December 31, 2023, Shuhai Beijing and its subsidiaries have provided 5G multimodal communication services worth approximately $4.66 million (equivalent to RMB33.35 million).

On December 8, 2023, Datasea’s Chinese operating entity, Guozhong Times (Beijing) Technology Co., Ltd. (hereinafter referred to as the “subsidiary”), has reached an agreement with an important new client, Weihai Hongyun Shi Hao Information Technology Co., Ltd. According to the agreement, Ruicheng Lida will purchase 5G Multimodal communication top up cards ranging from RMB10 to RMB500 ($1.38 to $69.4) during the 12-month agreement period. As of December 31, 2023, Guozhong Times has provided 5G multimodal communication services worth approximately $0.91 million (equivalent to RMB6.52 million).

On December 8, 2023, Datasea’s Chinese operating entity, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd (hereinafter referred to as the “subsidiary”), has reached an agreement with an important new client, Qingdao Kapu Information Co., Ltd. According to the agreement, Ruicheng Lida will purchase 5G Multimodal communication top up cards ranging from RMB10 to RMB500 ($1.38 to $69.4) during the 12-month agreement period. As of December 31, 2023, Shuhai Jingwei has provided 5G multimodal communication services worth approximately $0.78 million (equivalent to RMB 5.59 million).

Market Results

In terms of customer acquisition and marketing, the Company has continuously taken a series of strong measures to promote sales, which has truly achieved explosive growth in sales.

First, we optimize our products and services. We deliberately start from the needs of customers, and constantly optimize and improve products and services to make them more in line with customer needs. We independently developed internal systems such as the 5G multimodal communication service platform, one of them works with the three major carriers, making the 5G Multimodal communication business more accurate and convenient, and the process more scientific and smoother.

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

Transparency and accountability are at the core of our ESG strategy. Datasea is committed to providing meaningful and accurate information about our ESG practices and performance to our stakeholders. This information will be disclosed through regular ESG reports along with accompanying sustainability statements. In line with this commitment, Ms. Zhixin Liu, the CEO of the Company, has been honored as an Integrity Entrepreneur and Integrity Manager in 2020, serving as a representative.

Supporting Employee Growth

The Company consistently strengthens employee hiring standards, improves the talent development management system, establishes a platform for employee development, and helps outstanding talents enhance their skills and create extraordinary results, enabling each employee to find their personal value within the company. Additionally, the company emphasizes safeguarding employee rights, creating a positive work environment and corporate atmosphere, and collaborating with all employees to share development achievements and jointly create a better future.

The Company respects and values employees of different ages, ethnicities, regions, political affiliations, religions, sexual orientations, marital and reproductive statuses, educational backgrounds, work styles, work experiences, and personal viewpoints. With an attitude of “diversity, fairness, and inclusiveness,” the Company attracts and gathers talents. It strictly adheres to the Labor Law of the People’s Republic of China and the Labor Contract Law of the People’s Republic of China, establishing internal regulations such as the “Onboarding Management System” and “Labor Contract Management System.” The Company signs labor contracts in accordance with the law, pays social insurance and housing provident fund, and respects and protects everyone’s legitimate rights and interests. In 2023, the Company conducted a review based on the latest revision of the “Law of the People’s Republic of China on the Protection of Women’s Rights and Interests” to ensure the legal and compliant implementation of internal policies. It aims to create an equal, respectful, healthy, safe, and harmonious working environment, fostering collective growth together. Compared to 2022, the proportion of female employees in the company increased by 11% in 2023. Ms. Zhixin Liu, the CEO of the Company, as a representative, was elected as the Vice President of the Women Entrepreneurs Association in Jinghai District, Tianjin, and became a member of the China Women Entrepreneurs Association.

Employment and Rights Protection

Diversity and Equality. We have established a top-down talent attraction system for different groups. In 2023, the company provided employment opportunities for tens of thousands of people in three cities, including recent graduates and retired veterans. Additionally, the company actively leveraged its technological advantages to develop a series of systems and platforms dedicated to improving the efficiency of talent recruitment. Through internal and external channels and with a focus on the differences in various industries and talent distribution maps, the company strengthened talent attraction and reserves to enhance recruitment efficiency in line with the company’s strategy.

Compensation and Benefits

The company has formulated regulations such as the “Performance Bonus Assessment Management Measures,” “Performance Incentive Management Measures,” and “Stock and Shareholding Platform Incentive Management Measures,” providing employees with competitive compensation and benefits. The employee compensation system consists of basic salary, performance salary, position salary, welfare subsidies, and bonuses. Based on regional competitive conditions, local economic development levels, and considering factors such as employees’ work experience, knowledge and skill levels, job responsibilities, and performance levels, the Company has comprehensively constructed the compensation system.

In 2023, the Company implemented a team stock incentive plan, where a total of more than 70 people, including R&D, marketing, and management department employees, enjoyed stock incentives from the listed company. This effectively retained core employees, attracted more high-end talents, deeply stimulated the vitality of corporate development, and formed a “value co-creation, risk sharing, and benefit sharing” community of interests and business community.

Public Welfare Activities, Giving Back to Society

The Company has been actively involved in various public welfare activities, including the “Love to Send You to School” charity assistance program, Sunshine Volunteer Charity Club, and other charitable activities. Ms. Zhixin Liu, the CEO of the Company, as a representative, was awarded the title of Charity Ambassador for the year 2020 by the China Charity Federation and received the title of Loving Entrepreneur for her participation in the “Love to Send You to School” charity assistance program and the Sunshine Volunteer Charity Club in 2021.

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

New software Copyright acquired from July 1, 2023 to December 31, 2023

Software Copyright Owned by Shuhai Beijing

No.	Certification	Certificate No.
1	Big data precise analysis sales promotion system	Ruan Zhu Deng Zi No. 11933115
2	Multimodal Customer Relationship Management System	Ruan Zhu Deng Zi No. 11938599
3	5G Multimodal communication Data Exchange Center System	Ruan Zhu Deng Zi No. 11893684
4	Enterprise Digital Employee Management System	Ruan Zhu Deng Zi No. 11548880

Software Copyright owned by Xunrui Technology

No.	Certification	Certificate No.
1	Xunrui IoT Terminal Service Gateway Platform V1.0	Ruan Zhu Deng Zi No. 10357761
2	Xunrui Smart Community Comprehensive Management Platform V2.0	Ruan Zhu Deng Zi No. 10357535
3	Xunrui Smart Community Comprehensive Management Client Platform V1.0	Ruan Zhu Deng Zi No. 10312678
4	“CoAI CPaaS”Interactive Artificial Intelligence Precision Touch Analysis Platform v1.0	Ruan Zhu Deng Zi No. 11659754
5	Cloud Customer Resource Management System v1.0	Ruan Zhu Deng Zi No. 11652683
6	Big data attribute label analysis marketing push system	Ruan Zhu Deng Zi No. 11877356

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended December 31, 2023 and 2022, the Company had a net loss of approximately $1.83 million and $1.29 million, respectively. For the six months ended December 31, 2023 and 2022, the Company had a net loss of approximately $1.86 million and $2.63 million, respectively. The Company had an accumulated deficit of approximately $29.92 million as of December 31, 2023, and negative cash flow from operating activities of approximately $5.63 million and $1.77 million for the six months ended December 31, 2023 and 2022, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of December 31, 2023, the Company had cash of $437,716.

We continue to bring in additional investors to support our company’s research and development, marketing and operations. On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 4,760,000 shares of common stock price at a $1.2 per share purchase price. Such shares must be held for a period of 365 days. In accordance with such two agreements, Investor shall pay a total purchase price of $5,712,000 in RMB, at an amount of RMB 40,000,000, no later than September 30, 2023. On September 21, the Company has received all of the payment of RMB 40,000,000. On August 15, 2023, the Company entered into a subscription agreement with a non-U.S. investor to purchase an aggregate of 2,962,963 shares of common stock price at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The shares must be held for a period of 180 days. On September 13, 2023, our Company announced the closing of an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for aggregate gross proceeds of $1,635,000, after deducting underwriting discounts and other offering expenses. We believe these fundings demonstrate our investors’ confidence in our strategy and business.

The Company recorded $0.83 million gain on disposal of the subsidiary, which was the difference between the selling price of US$0.28 and the carrying value of the negative net assets of $2.34 million of the disposal entity, and further netting off the inter-company receivables from Zhangxun of $1.48 million due to uncertainty of the repayment from Zhangxun. In addition, the Company incurred an additional $32,236 intercompany receivables from Zhangxun during the three months ended September 30, 2023,  for which, the Company also netted off with gain on disposal of Zhangxun.

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

Sustainable operation can help enterprises improve operating efficiency, enhance the competitiveness of enterprises, and enhance the market share of enterprises.

Sustainable operation can help enterprises better control risks, reduce operating costs, and ensure the safety of enterprises.

Sustainable operation can help enterprises enhance their social image and enhance their sense of social responsibility.

Sustainable operation can help enterprises better grasp market opportunities, grasp market trends, and achieve a win-win situation between enterprises and society.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our consolidated financial statements included in this report.

Results of Operations

Comparison of the three Months ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended December 31, 2023 and 2022, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2023	% of Revenues	2022	% of Revenues
Revenues	$11,348,469		$131,459
Cost of revenues	11,246,234	99.1%	96,030	73.0%
Gross profit	102,235	0.9%	35,429	27.0%
Selling expenses	1,149,944	10.1%	45,588	34.7%
Research and development	117,371	1.0%	148,812	113.2%
General and administrative expenses	623,456	5.5%	866,399	659.1%
Total operating expenses	1,890,771	16.7%	1,060,799	806.9%
Loss from operations	(1,788,536)	(15.8)%	(1,025,370)	(780.0)%
Non-operating expenses, net	(44,564)	(0.4)%	(34,297)	(26.1)%
Loss before income taxes	(1,833,100)	(16.2)%	(1,059,667)	(806.1)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest from continuing operation	(1,833,100)	(16.2)%	(1,059,667)	(806.1)%
Income (loss) before noncontrolling interest from discontinued operation	-	-%	(351,418)	(267.3)%
Less: income (loss) attributable to noncontrolling interest from continuing operation	(61)	(0.001)%	(14,002)	(10.7)%
Less: income (loss) attributable noncontrolling interest from discontinued operation	-	-%	(106,093)	(80.7)%
Net loss to the Company from continuing operation	(1,833,039)	(16.2)%	(1,045,665)	(795.4)%
Net loss to the Company from discontinued operation	-	-%	(245,325)	(186.6)%
Net loss to the Company	$(1,833,039)	(16.2)%	(1,290,990)	(982.0)%

Revenues

We had revenues of $11,348,469 and $131,459 for the three months ended December 31, 2023 and 2022, respectively, which shows a $11,217,010 increase by comparing with the same period of 2022. The increase in revenues was mainly due to the rapid increase of 5G messaging business in China. For the three months ended December 31, 2023, revenues mainly consisted of service fees from our 5G Multimodal communication service.

From October 1, 2023 to December 31, 2023, the Company generated revenue of $11,348,469, including $11,276,319 from the 5G messaging business, $2,862 from the acoustic intelligence and $69,288 from other. From October 1, 2022 to December 31, 2022, the Company generated revenue of $131,459, including $42,700 from Smart Public broadcasting projects, $85,161 from Hailijia series air purification and sterilizers, and $3,598 from others.

Cost of Revenues

We recorded $11,246,234 and $96,030 cost of revenues for the three months ended December 31, 2023 and 2022, respectively, which shows a $11,150,204 increase by comparing with the same period of 2022. For the three months ended December 31, 2023, cost of revenues was mainly the 5G Multimodal communication service platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G Multimodal communication. For the three months ended December 31, 2023, the cost of 5G Multimodal communication was $11.18 million, the cost of intelligent acoustics business was $1,719, and the cost of other was $68,142.  For the three months ended December 31, 2022, the cost of Smart Public broadcasting projects was $35,906, and the cost of Hailijia series air purification and sterilizers was $60,124.

Gross Profit

Gross profit for the three months ended December 31, 2023 was $102,235 compared to $35,429 for the three months ended December 31, 2022, which shows a $66,806 increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the increase in sales for the three months ended December 31, 2023.

Gross margin is 0.9% and 27.0% for the three months ended December 31, 2023 and 2022. The decrease in gross profit margin was mainly due to the lower gross profit margin of 5G Multimodal communication service.

Measures to improve the gross profit margin of enterprises:

1.	Reasons for the Company’s choice of temporary cost leadership strategy: Due to the fierce competition in the 5G Multimodal communication business market, the Company has established a good cooperative relationship with major customers in order to quickly occupy the market, promote the Company’s 5G Multimodal communication business, and temporarily yield profits at this stage, which is a period of market expansion.

2.	Sales rebate and marketing reasons: In the marketing of 5G Multimodal communication business, centralized procurement is made for customers’ prepaid accounts to ensure the security of the Company’s funds. At this stage, sales to customers have a certain amount of sales rebates and marketing expenses. In order to reduce the simplicity of financial accounting and the simplicity of settlement, the Company has reached an agreement with customers and directly included in the cost.

3.	According to the progress of the Company’s strategic development, the cost of marketing promotion and sales rebate will be reduced and the gross profit rate will gradually increase after the customer group is stable and competitive.

4.	The Company vigorously expands 5G related businesses, the most important purpose is to obtain market traffic and improve market brand influence. It can let more people know about the Company, and increase its exposure and visibility. 5G related services have become a tool to attract traffic and improve brands, which can drive revenue of other projects.

5.	Actively carrying out 5G Multimodal communication related business can attract more users’ attention and establish a good interactive relationship with users, which can firmly obtain a large number of loyal long-term user groups for the company, which has great potential for us to expand other revenue businesses and obtain new profit growth. It can drive business and revenue expansion in 5G refueling cards, 5G Internet of Things and other fields.

6.	Upgrade the business model, add new acoustic intelligent products, different industry application fields, and high additional fields to improve the gross profit margin.

From the perspective of market prospects, according to the prediction of Global Association for Mobile Communication Systems, by 2025, the number of 5G connections in China will exceed the sum of North America and Europe, ranking first in the world. The number of 5G connections will reach 460 million, accounting for 28% of the total connections in the country. 5G messaging has become an international standard. According to the Global System for Mobile Communications Association, as of September 2020, 90 mobile network operators worldwide have launched RCS, with 473 million global monthly active users; it is expected that the RCS market will be approximately $74 billion by the end of 2021. Mobile squared predicts that by 2023, 74.6% of smartphone users will use RCS channels for communication. China will become one of the largest single contributors to the global growth of mobile internet users in the coming years, accounting for nearly 20% of the total global increase.

Combining the advantages of “Internet of Things+” intelligent terminals and 5G messaging industry chain, Shuhai Beijing  is advancing with the time, taking the train of the 5G era, and developing 5G Multimodal communication/phone top up business. At this stage, Shuhai Beijing is carrying out the development, operation and promotion services of the Internet of Things market and increasing the effective combination of resources with Mobile Internet enterprises and the Internet of Things industrial chain.

In 2023, the 5G Multimodal communication business of Shuhai Beijing  accounts for a relatively big proportion of the total revenue, because, at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the phone charge recharging business is generally low. As a result, the annual gross profit margin decreased from the previous year. The Company’s focus in this business is to integrate new resources, expand new businesses related to 5G, combine the Company’s years of deep cultivation and accumulation in 5G news, and take this opportunity to open up more 5G-related businesses to increase the Company’s revenue and new business.

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $1,149,944 and $45,588 for the three months ended December 31, 2023 and 2022, respectively, representing an increase of $1,104,356 or 2,422.5%. The increase was mainly due to the increased advertising and marketing expenses by $1,129,550, which was partly offset by a decrease in payroll expense of salespersons by $22,484 and decreased meal and entertainment expense by $3,326.

Currently, we are focusing on expanding the Company’s leading intelligent acoustics technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $117,371 and $148,812 during the three months ended December 31, 2023 and 2022, respectively, which shows a $31,441 or 21.1% decrease by comparing with the same period of 2022.

Research and development expenses of $117,371 for three months ended December 31, 2023. The Company’s research and develop results include but are not limited to the following:

As one of the leading service providers in China’s 5G communication field, Datasea has several primary products and services targeting different customers and needs, including 5G Integrated Messaging Marketing Cloud Platform (“5G IMMCP”), Smart Push (precision marketing solution) and 5G Multimodal communication business related applications applicable to various industries in China. Together with artificial intelligence (AI), machine learning and data analytic capability, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises and businesses of all types (over 99% are SMEs) and households in China with digital and intelligent services.

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

General and administration expenses decreased $242,943, or 28.0% from $866,399 during the three months ended December 31, 2022 to $623,456 during the three months ended December 31, 2023. The decrease was mainly attributed to decreased rent expense by $74,406, decreased consulting and director compensation by $158,255, and decreased auto expense by $11,993.

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

We are treating human capital as a key indicator to drive the business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating expenses were $44,564 for the three months ended December 31, 2023, consisting mainly of interest income of $1,623 and other expenses of $46,187. Non-operating expenses were $34,297 for the three months ended December 31, 2022, consisting mainly of interest income of $29 and other expenses of $34,326.

Net Loss from Discontinued Operation

We generated net loss from discontinued operation of $ nil and net loss of $245,325 for the three months ended December 31, 2023 and 2022, respectively.

Net Loss from continuing operation

We generated net losses from continuing operation of $1,833,039 and $1,045,665 for the three months ended December 31, 2023 and 2022, respectively, an $787,374 or 75.3% increase by comparing with the same period of 2022. The increase in net loss was mainly due to the increase in operating expenses as explained above.

Comparison of the Six Months ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the six months ended December 31, 2023 and 2022, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2023	% of Revenues	2022	% of Revenues
Revenues	$18,229,212		$131,459
Cost of revenues	18,052,242	99.0%	96,030	73.0%
Gross profit	176,970	1.0%	35,429	27.0%
Selling expenses	1,234,391	6.8%	149,702	113.9%
Research and development	272,375	1.5%	255,440	194.3%
General and administrative expenses	1,316,516	7.2%	1,751,359	1,332.2%
Total operating expenses	2,823,282	15.5%	2,156,501	1,640,4%
Loss from operations	(2,646,312)	(14.5)%	(2,121,072)	(1,613.5)%
Non-operating expenses, net	(52,322)	(0.3)%	(35,472)	(27.0)%
Loss before income taxes	(2,698,634)	(14.8)%	(2,156,544)	(1,640.5)%
Income tax expense	-	-%	8	(0.01)%
Loss before noncontrolling interest from continuing operation	(2,698,634)	(14.8)%	(2,156,552)	(1,640.5)%
Income (loss) before noncontrolling interest from discontinued operation	833,546	4.6%	(688,480)	(523.7)%
Less: loss attributable to noncontrolling interest from continuing operation	(9,993)	(0.1)%	(8,867)	(6.7)%
Less: loss attributable noncontrolling interest from discontinued operation	-	-%	(207,852)	(158.1)%
Net loss to the Company from continuing operation	(2,688,641)	(14.7)%	(2,147,685)	(1,633.7)%
Net income (loss) to the Company from discontinued operation	833,546	4.6%	(480,628)	(365.6)%
Net loss to the Company	$(1,855,095)	(10.2)%	(2,628,313)	(1,999.3)%

Revenues

We had revenues of $18,229,212 and $131,459 for the six months ended December 31, 2023 and 2022, respectively, which shows a $18,097,753 increase by comparing with the same period of 2022. The increase in revenues was mainly due to the rapid increase of 5G messaging business in China. For the six months ended December 31, 2023, revenues mainly consisted of service fees from our 5G Multimodal communication.

From July 1, 2023 to December 31, 2023, the Company generated revenue of $18,229,212, including $18,156,782 from the 5G messaging business, $69,288 from other services and $3,142 from the acoustic intelligence. From July 1, 2022 to December 31, 2022, the Company generated revenue of $131,459, including $42,700 from Smart Public broadcasting projects, $85,161 from Hailijia series air purification and sterilizers, and $3,598 from others.

This is inseparable from the Company’s research and development support and personnel support over the years, the Company’s upstream and downstream chain maintenance and experience accumulation and precipitation eventually formed a huge loyal customer base, but also closely related to the thriving vitality of the 5G market.

Through its own sales team, the Company vigorously promotes and publicizes its research and development results and technology display in 5G sales, actively participates in important seminars and business fairs around the country, and deeply explores the target customers related to 5G news. Through painstaking efforts and keen business acumen, we have actually obtained a stable customer flow.

The Company’s top five customers for 5G Multimodal communication business at this stage are Xiamen Duoqiao Mai Network Technology Co., LTD., Hainuo Xintong (Qingdao) Network Technology Co., LTD., Qingdao Osaidi Network Technology Co., LTD., Qingdao Ruicheng Lida Network Technology Co., LTD., and Weihai Hongyun Shihao Information Technology Co., LTD.. Through close business cooperation, the above customers have become stable and loyal partners of the Company, and will work together in the future.

In terms of marketing promotion, the Company has hired a professional cooperative marketing team to introduce and recruit suitable and high-quality stable customers for the Company. From the fourth quarter of 2023, the sales of the Company’s 5G Multimodal communication business has witnessed explosive growth, and the sales in the second quarter of 2024 have significantly increased compared with the previous quarter.

At present, the Company’s research and development technology in 5G Multimodal communication is leading in the industry. After long-term expansion of customer groups, it has formed a stable customer group. At present, the Company has also hired a professional 5G Multimodal communication business promotion team. We signed 5G communication marketing service agreements with some marketing companies that have many years of advantages in iot market development, operation and promotion services, have effective integration with mobile Internet enterprises, iot industry chain and other resources, and have strong channel expansion and sales and operation capabilities to carry out in-depth cooperation. This business segment belongs to the stable growth of the company’s business, and in the future, the company will continue to grow steadily, steadily and rapidly in the 5G Multimodal communication business segment.

Cost of Revenues

We recorded $18,052,242 and $96,030 cost of revenues for the six months ended December 31, 2023 and 2022, respectively, which shows a $17,956,212 increase by comparing with the same period of 2022. For the six months ended December 31, 2023, cost of revenues was mainly the 5G Multimodal communication platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G Multimodal communication. For the six months ended December 31, 2023, the cost of 5G Multimodal communication was $17.98 million, the cost of other services was $68,142 and the cost of intelligent acoustics business was $141. For the six months ended December 31, 2022, the cost of Smart Public broadcasting projects was $35,906, and the cost of Hailijia series air purification and sterilizers was $60,124.

Gross Profit

Gross profit for the six months ended December 31, 2023 was $176,970 compared to $35,429 for the six months ended December 31, 2022, which shows a $141,541 increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the increase in sales for the six months ended December 31, 2023.

Gross margin is 1.0% and 27.0% for the six months ended December 31, 2023 and 2022. The decrease in gross margin was mainly due to the lower gross profit margin of 5G Multimodal communication service.

In 2023, the 5G Multimodal communication business of Shuhai Information accounts for a relatively big proportion of the total revenue, because, at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the phone charge recharging business is generally low. As a result, the annual gross profit margin decreased from the previous year. The Company’s focus in this business is to integrate new resources, expand new businesses related to 5G, combine the Company’s years of deep cultivation and accumulation in 5G news, and take this opportunity to open up more 5G-related businesses to increase the Company’s revenue and new business.

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $1,234,391 and $149,702 for the six months ended December 31, 2023 and 2022, respectively, representing an increase of $1,084,689 or 724.6%. The increase was mainly due to the increased advertising and marketing expenses by $1,196,158, which was partly offset by decreased in payroll expense of salespersons by $102,283, and decreased service fee by $9,647.

Currently, we are focusing on expanding the Company’s leading intelligent acoustics technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $272,375 and $255,440 during the six months ended December 31, 2023 and 2022, respectively, which shows a $16,935 or 6.6% increase by comparing with the same period of 2022.

Research and development expenses of $272,375 for six months ended December 31, 2023. The Company’s research and develop results include but are not limited to the following:

As one of the leading service providers in China’s 5G Multimodal communication field, Datasea has several primary products and services targeting different customers and needs, including 5G Integrated Messaging Marketing Cloud Platform (“5G IMMCP”), Smart Push (precision marketing solution) and 5G messaging Top Up business related applications applicable to various industries in China. Together with artificial intelligence (AI), machine learning and data analytic capability, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises and businesses of all types (over 99% are SMEs) and households in China with digital and intelligent services.

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

General and administration expenses decreased $434,843, or 24.8% from $1,751,359 during the six months ended December 31, 2022 to $1,316,516 during the six months ended December 31, 2023. The decrease was mainly attributed to decreased rent expense by $188,226, and decreased consulting and director compensation by $281,996, decreased payroll expense by $15,180 and decreased leaseholder improvement expense by $29,054, which was partly offset by increased legal expenses by $84,733.

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

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Expenses, net

Non-operating expenses were $52,322 for the six months ended December 31, 2023, consisting mainly of interest income of $1,729 and other expenses of $54,051. Non-operating expenses were $35,472 for the six months ended December 31, 2022, consisting mainly of interest income of $93 and other expenses of $35,565.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546, which was the gain on disposal of Zhangxun, and net loss of $688,480 for the six months ended December 31, 2023 and 2022, respectively.

Net Loss from continuing operation

We generated net loss from continuing operation of $2,688,641 and $2,147,685 for the six months ended December 31, 2023 and 2022, respectively, an $540,956 or 25.1% increase by comparing with the same period of 2022. The increase in net loss was mainly due to the increase in operating expenses which was partly offset by increased gross profit as explained above.

Accounts receivable

The operating revenue of the six months ended December 31, 2023 was $18,229,212, the balance of accounts receivable was $54,123 at December 31, 2023. In the same period last year, the operating revenue was $131,459, and the accounts receivable balance was $388,316 at December 31, 2022. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of December 31, 2023, we had a working capital of $1,646,072 or a current ratio of 1.68:1, and our current assets were $4,058,251. As of June 30, 2023, we had a working capital deficit of $3,617,058 or a current ratio of 0.26:1. Our current assets were $1,289,517.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2023 and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(5,633,282)	$(1,766,490)
Net cash used in investing activities	$(71,816)	$(33,025)
Net cash provided by financing activities	$6,241,781	$1,683,208

Cash Flow from Operating Activities

Net cash used in operating activities was $5,633,282 during the six months ended December 31, 2023, compared to net cash used in operating activities of $1,766,490 during the six months ended December 31, 2022, an increase in cash outflow of $3,866,792. The increase in cash outflow was mainly due to increased cash outflow on prepaid expenses and other current assets by $2,543,369, decreased cash inflow on accounts payable by $573,457, decreased cash inflow on accrued expenses and other payables by $431,192, increased cash outflow on unearned revenue by $305,510, which was partly offset by decreased net loss by $979,944 with noncash adjustments to net loss from decreased stock compensation expense by $191,047 and gain on sale of Zhangxun of $833,546.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $71,816 for the six months ended December 31, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $3,683, cash paid for acquisition of intangible assets by $68,098, and cash loss due to disposal of subsidiary of $35. Net cash used in investing activities totaled $33,025 for the six months ended December 31, 2022, which consisted of cash paid for the acquisition of office furniture and equipment of $2,276, cash paid for acquisition and development of software systems of $1,985, and payment of long-term investment into high-tech companies of $28,764.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,241,781 during the six months ended December 31, 2023, which was the net proceeds from loans payable of $153,659, net proceeds from due to related parties of $116,841 and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $2,090,005. Net cash provided by financing activities was $1,683,208 during the six months ended December 31, 2022, which was the net proceeds of loans payable of $1,684,595, but partly offset by a decrease in due to related parties of $1,387.

Loan from the unrelated parties

On April 24, 2022, the Company entered a loan agreement with an unrelated party Mr. Wanli Kuai for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. On September 15, 2023, the Company, its CEO and Mr. Wanli Kuai entered a Debt Transfer Agreement, wherein the Company’s CEO transferred the Company’s debt of RMB 5,207,962 ($0.73 million) that was owed to her to Mr. Wanli Kuai.  On October 9, 2023, the Company entered into a Debt Transfer and Offset Agreement with Mr. Wanli Kuai and Guorui Innovation. This agreement was resulted from the termination of a Marketing and Promotion agreement among the Company and Guorui Innovation, which Guorui Innovation needs to repay the Company in full for RMB 13,000,600 ($1,810,719) due to cancellation of the agreement (see Note 5). Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5). During the three and six months ended December 31, 2023, the Company repaid $1.8 million and $2.0 million to this unrelated party. As of December 31, 2023 and June 30, 2023, the outstanding loan balance to the unrelated party was $nil and $1,310,306, respectively as a result of the Debt Transfer and Offset Agreement.

On September 21, 2023, the Company entered a loan agreement with another unrelated party for $155,308, the loan had no interest, and was required to be repaid any time before December 31, 2024.

As of December 31, 2023, the total liabilities of Datasea are $2,412,851, which shows a 61.9% decrease from June 30, 2023. The decrease of liability is due to the repayment to related party by $594,364, decreased accrued expenses and other payables by $739,343, decreased lease liability by $34,495, decreased unearned revenue by $550,719, and decreased accounts payable by $665,162, and decreased loan payable by $1,337,611.

Cash inflows generated from financing activities for the six months ended December 31, 2023 were $6,241,781, compared to $1,683,208 in the same period last year. This year’s net cash inflows are 271% more than last year’s net cash inflows from financing activities, this is entirely due to the Company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Analysis of several index

For the six months ended December 31, 2023 and 2022, revenue was $18,229,212 and $131,459, respectively. Operating income increased by $18,097,753 over the same period of last year, an increase of 13,766.84% over the same period of last year, the growth rate is mainly due to the fact that the company is currently leading in the research and development of 5G Multimodal communication technology, and has formed a stable customer base after long-term expansion of customer base. This is related to the Company’s technological research and development achievements over the years, personnel support, market promotion, the Company’s upstream and downstream chain opening up, customer maintenance and technical experience accumulation, and ultimately the formation of a huge loyal customer base, but also closely related to the thriving vitality of the 5G market.

For the six months ended December 31, 2023 and 2022, the Company’s administrative expenses were $1,316,516 and $1,751,359, respectively, a decrease of $434,843 or 24.83%, compared to the same period last year. The main reason is that the Company continues to optimize the management structure, strengthen administrative expenses, improve the efficiency and competitiveness of the enterprise, improve operational efficiency, reduce expenses, reduce unnecessary administrative expenses, and improve the granularity of management expenses to improve management efficiency and reduce management expenses.

For the six months ended December 31, 2023 and the six months ended December 31, 2022, the Company’s research and development expenses were $272,375 and $255,440, respectively, an increase of $16,935, an increase of 6.63%, compared with the same period last year. During the period, the Company increased its investment in research and development, enhanced its core competitiveness, and contributed to new products and technologies, laying the foundation for the layout of new products and technologies.

As of December 31, 2023 and June 30, 2023, the Company’s cash balance was $437,716 and $19,728, respectively, an increase of $417,988, or 21.19 times, from the previous period. The main reason is that the Company absorbs social funds, expands the scale of the enterprise, enhances the visibility of the enterprise, enhances the competitiveness of the enterprise, provides strong financial support for the company’s business expansion and projects, and is used for technology research and development, market expansion, corporate brand building, etc., laying a solid foundation for the sustainable development of the enterprise. The increased demand for products and services brought about by the Company’s increased sales revenue and the expansion of financing channels brought about by a number of capital inflows, the Company to optimize the asset structure, enhance the corporate capital capacity and liquidity.

As of December 31, 2023 and June 30, 2023, the Company’s accounts receivable balance was $54,123 and $255,725, respectively, a decrease of $201,602 and 78.84% from the prior period. Mainly, the Company reduces the occurrence of bad debts by strengthening the credit evaluation of customers, and strengthens the collection work of customers, improving the collection efficiency, shortening the account period, increasing cash liquidity, and improving the management efficiency of accounts receivable.

As of December 31, 2023 and June 30, 2023, the Company’s inventory balance was $185,806 and $241,380, respectively, a decrease of $55,574 or 23.02% from the previous period, mainly due to the expansion of the Company’s sales market. By developing new sales channels, expanding new markets, strengthening advertising and other ways, the Company expands the sales scale of products, so that the inventory can be quickly realized and the efficiency of capital use can be improved.

As of December 31, 2023 and June 30, 2023, the capital reserve balance was $32,251,708 and $24,148,905, respectively, an increase of $8,102,803 from the prior year or an increase of 33.55% from the prior period, primarily due to an increase in the Company’s share issuance. An increase in stock issuance can provide a company with more capital reserves to help it meet future challenges. For the Company, the increase in stock issuance has introduced a large number of high-quality funds, which is conducive to the integration of upstream and downstream enterprises and can promote the growth of the Company’s performance. The Company’s financial strength, market competitiveness and corporate reputation have also been greatly improved.

As of December 31, 2023 and June 30, 2023, the Company’s operating lease liabilities were $116,594 and $124,640, respectively, a decrease of $8,046 or 6.46% from the previous period, mainly due to the Company’s actual operating needs in order to achieve the purpose of saving resources, reducing expenses and reducing liabilities. Reasonable overall planning has been made for the operating leasing area and leasing cost of each parent and subsidiary company of the Company, so as to reduce the use area as much as possible, reduce unnecessary expenses, optimize resource allocation and improve efficiency while meeting the daily office needs, which save costs and improve the overall profits of the Company.

As of December 31, 2023 and June 30, 2023, the Company’s accounts payable were $339,897 and $1,005,059, respectively, a decrease of $665,162 or 66.18% from the previous period, mainly due to the Company’s optimization of liabilities and reduction of debt ratio according to the capital situation. The Company maintains a good and stable relationship with suppliers, enhances the capital turnover ability and supplies chain management ability.

Going forward

Datasea is currently in the process of transitioning from a China-centric company to a global entity. Our commitment is to evolve into an international technology firm, with manufacturing facilities, intellectual property presence, sales networks, and customer bases strategically positioned in the United States. We aspire to attain international leadership in research and development, technological collaborations, talent development, and solidify our footprint in the U.S. market. Our primary objective is to deliver cutting-edge artificial intelligence solutions, particularly in acoustic intelligence, contributing to the advancement of the global digital landscape. To realize this vision, the Company’s management has outlined the following plans:

●	Continuing Advancements in 5G Multimodal Communication Business:

●	Actively pursuing market share capture.

●	Improving gross profit margins.

●	Expansion of Acoustic Intelligence Products:

●	Diversifying applications in acoustic engineering, agriculture, medicine, beauty, and healthcare.

●	Strategic Mergers and Acquisitions (M&A):

●	Obtaining a leading position and greater control over the supply chain in the acoustic intelligence industry, with a focus on the U.S. market.

●	Facilitating ongoing beneficial vertical integration.

●	Collaborations with Technical Institutions:

●	Sustaining partnerships with top-tier domestic and international technical institutions.

●	Conducting research and development in acoustic intelligence to stimulate demand through supply-side innovation.

●	Global Sales Expansion:

●	Achieving localization of core products.

●	Aligning with diverse customer demands on a global scale.

●	Advancing Internationalization Strategy:

●	Fostering innovation.

●	Strengthening our position within the acoustic intelligence sector.

●	Brand Enhancement:

●	Elevating the Company’s brand awareness through omni-channel marketing.

●	Obtaining PCT international patents to enhance the value of intangible assets.

●	Client Loyalty and Customer Service:

●	Maintaining client loyalty through outstanding customer service.

●	Offering an exclusive service experience with appropriate transparency and publicity.

These initiatives collectively drive our commitment to internationalization, innovation, and fortifying our leadership in the dynamic field of acoustic intelligence.

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

Further Enhancements Include:

1.	Personnel Training: We are committed to training our staff to ensure the proper execution of internal control policies and procedures.

2.	Regular Reporting to the Audit Committee: We will continue to provide quarterly summaries of internal control and audit reports to the Audit Committee.

3.	Quarterly Review with U.S. CPA: Each quarter, we will conduct a trial balance review in collaboration with a U.S. Certified Public Accountant (CPA) after their review or audit.

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

3. HR Management, Responsibility, Rewards and Penalties System:

We have strict control over talents and their efficiency, from the probation period to the conversion to regular employees. After the employees pass the strict evaluation, they will be included in the regular employees pool and sign the job responsibility letter and performance commitment letter. They will go through monthly performance assessment and evaluation as the basis for salary settlement. We will give rewards to employees with excellent performance from time to time, and the rewards are not limited to cash and stocks. We also give certain penalty measures for employees’ work mistakes, such as deduction of performance-based salary.

4. Budget Management:

The internal control department organizes all departments to participate in the full budget formulation and budget implementation, and comprehensively develop and implement the annual full budget data according to funds, assets, project initiation, business line revenue, and costs. The internal control center strictly controls the budget. The execution department, the finance department, the CEO and the chairman of the board jointly approve and execute the budget. In the process of budget implementation, we adopt the monthly rolling budget system, and the Company’s financial management internal control center makes statistical analysis of the implementation results to help each business unit complete the performance targets and strive to achieve the annual target of the Company.

5. Operation Management:

We combine centralized and decentralized management styles according to the business line types and operating characteristics of each subsidiary of the Company. We will give our subsidiaries certain management rights so that we will not miss any business opportunities. In terms of production and operation, from project initiation, procurement to sales, we have a complete control process. For example, before purchasing, we need to look around in the market and select high-quality suppliers after the audit of the Company’s financial management internal control center. We are willing to build long-term stable and friendly cooperation with high-quality suppliers. We will develop a complete process from the product check-in to check-out. After the approval of all parties, the procedure of product check-out will be completed to avoid risks.

6. Business Development Personnel Management:

For excellent business development personnel, we formulate relevant royalty management measures with comprehensive considerations about different lines of business, different products combined with different market conditions. We distribute salary and bonus according to performance. Business development personnel who successfully complete the sales target can get generous remuneration. These measures actively motivate business development personnel to complete the Company’s annual performance goals.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

DATASEA INC.

Date: February 13, 2024	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: February 13, 2024	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)