Form 10-Q
period 2024-03-31
DATASEA INC.
filed 2024-05-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 3,057,944 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2024 (UNAUDITED)	JUNE 30, 2023

ASSETS
CURRENT ASSETS
Cash	$52,529	$19,728
Accounts receivable	17,044	255,725
Inventory, net	184,137	241,380
Value-added tax prepayment	99,269	71,261
Prepaid expenses and other current assets	2,264,583	701,423
Total current assets	2,617,562	1,289,517

NONCURRENT ASSETS
Long-term investment	56,378	55,358
Property and equipment, net	53,730	85,930
Intangible assets, net	568,307	1,185,787
Right-of-use assets, net	78,610	137,856
Total noncurrent assets	757,025	1,464,931

TOTAL ASSETS	$3,374,587	$2,754,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$266,755	$1,005,059
Unearned revenue	54,061	609,175
Accrued expenses and other payables	579,370	1,409,939
Due to related parties	714,492	1,162,856
Operating lease liabilities	96,079	124,640
Bank loan payable	482,499	594,906
Total current liabilities	2,193,256	4,906,575

NONCURRENT LIABILITIES
Operating lease liabilities	-	26,449
Bank loan payable- non-current	-	91,215
Loan payable- non-current	-	1,310,306
Total noncurrent liabilities	-	1,427,970

TOTAL LIABILITIES	2,193,256	6,334,545

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,017,944 and 1,889,315 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	3,018	1,889
Additional paid-in capital	35,058,598	24,148,868
Accumulated comprehensive income	250,668	393,252
Accumulated deficit	(34,060,073)	(28,063,258)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	1,252,211	(3,519,249)

Noncontrolling interest	(70,880)	(60,848)

TOTAL EQUITY (DEFICIT)	1,181,331	(3,580,097)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,374,587	$2,754,448

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2024	2023	2024	2023

Revenues	$1,383,001	$84,555	$19,612,213	$216,014
Cost of goods sold	1,373,130	12,914	19,425,372	108,944

Gross profit	9,871	71,641	186,841	107,070

Operating expenses
Selling	970,443	45,002	2,204,834	194,704
General and administrative	3,075,941	755,334	4,392,457	2,506,693
Research and development	71,178	144,054	343,553	399,494

Total operating expenses	4,117,562	944,390	6,940,844	3,100,891

Loss from operations	(4,107,691)	(872,749)	(6,754,003)	(2,993,821)

Non-operating income (expenses)
Other income (expenses)	(34,351)	17,324	(88,402)	(18,241)
Interest income	217	19	1,946	112

Total non-operating income (expenses), net	(34,134)	17,343	(86,456)	(18,129)

Loss before income tax	(4,141,825)	(855,406)	(6,840,459)	(3,011,950)

Income tax	-	-	-	8

Loss before noncontrolling interest from continuing operation	(4,141,825)	(855,406)	(6,840,459)	(3,011,958)
Income (loss) before noncontrolling interest from discontinued operation	-	(441,659)	833,546	(1,130,139)

Less: loss attributable to noncontrolling interest from continuing operation	(105)	(57)	(10,098)	(8,924)
Less: loss attributable to noncontrolling interest from discontinued operation	-	(1,849)	-	(209,701)

Net loss attribute to noncontrolling interest	(105)	(1,906)	(10,098)	(218,625)

Net loss to the Company from continuing operation	(4,141,720)	(855,349)	(6,830,361)	(3,003,034)
Net income (loss) to the Company from discontinued operation	-	(439,810)	833,546	(920,438)

Net loss to the Company	(4,141,720)	(1,295,159)	(5,996,815)	(3,923,472)

Other comprehensive item
Foreign currency translation loss attributable to the Company	(15,969)	(20,782)	(142,584)	(69,549)
Foreign currency translation gain attributable to noncontrolling interest	(42)	2,012	66	30,748

Comprehensive loss attributable to the Company	$(4,157,689)	$(1,315,941)	$(6,139,399)	$(3,993,021)

Comprehensive income (loss) attributable to noncontrolling interest	$(147)	$106	$(10,032)	$(187,877)

Basic and diluted net loss per share	$(1.55)	$(0.80)	$(2.49)	$(2.42)

Weighted average shares used for computing basic and diluted loss per share *	2,666,438	1,621,642	2,413,014	1,621,642

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2023	1,889,315	$1,889	$24,148,868	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(22,056)	-	(22,056)	(9,932)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	-	-	20,100	-	-	20,100	-

Foreign currency translation loss	-	-	-	-	(161,216)	(161,216)	(8)

Balance at September 30, 2023	2,575,255	2,575	32,229,568	(28,085,314)	232,036	4,378,865	(70,788)

Net loss	-	-	-	(1,833,039)	-	(1,833,039)	(61)

Shares issued for stock compensation expense	-	-	22,103	-	-	22,103	-

Foreign currency translation gain	-	-	-	-	34,601	34,601	116

Balance at December 31, 2023	2,575,255	2,575	32,251,671	(29,918,353)	266,637	2,602,530	(70,733)

Net loss	-	-	-	(4,141,720)	-	(4,141,720)	(105)

Shares issued for stock compensation expense	340,545	341	2,447,431	-	-	2,447,772	-

Shares issued for paying officers’ accrued salary and bonus	102,144	102	359,496	-	-	359,598	-

Foreign currency translation loss	-	-	-	-	(15,969)	(15,969)	(42)

Balance at March 31, 2024	3,017,944	$3,018	$35,058,598	$(34,060,073)	$250,668	$1,252,211	$(70,880)

Balance at July 1, 2022	1,621,642	$1,622	$20,752,262	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss	-	-	-	(1,337,323)	-	(1,337,323)	(96,624)

Shares issued for stock compensation expense	-	-	116,250	-	-	116,250	-

Foreign currency translation gain (loss)	-	-	-	-	12,338	12,338	(3,690)

Balance at September 30, 2022	1,621,642	1,622	20,868,512	(19,920,889)	295,925	1,245,170	(954,587)

Net loss	-	-	-	(1,290,990)	-	(1,290,990)	(120,095)

Shares issued for stock compensation expense	-	-	117,000	-	-	117,000	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation gain (loss)	-	-	-	-	(61,105)	(61,105)	32,426

Balance at December 31, 2022	1,621,642	1,622	20,003,498	(21,211,879)	234,820	(971,939)	(60,242)

Net loss	-	-	-	(1,295,159)	-	(1,295,159)	(1,906)

Shares issued for stock compensation expense	-	-	96,000	-	-	96,000	-

Foreign currency translation gain (loss)	-	-	-	-	(20,782)	(20,782)	2,012

Balance at March 31, 2023	1,621,642	$1,622	$20,099,498	$(22,507,038)	$214,038	$(2,191,880)	$(60,136)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31
	2024	2023
Cash flows from operating activities:
Loss including noncontrolling interest	$(6,006,913)	$(4,142,097)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	(833,546)	(7)
Bad debt reversal	-	(21,679)
Depreciation and amortization	412,333	532,272
Loss on disposal of fixed assets	589	-
Operating lease expense	137,703	495,160
Stock compensation expense	2,849,572	329,250
Changes in assets and liabilities:
Accounts receivable	(16,190)	(716,695)
Inventory	61,298	(44,690)
Value-added tax prepayment	(42,318)	(37,239)
Prepaid expenses and other current assets	(1,575,526)	200,625
Accounts payable	(210,979)	1,021,759
Unearned revenue	(467,475)	(185,477)
Accrued expenses and other payables	(129,164)	666,482
Payment on operating lease liabilities	(133,736)	(426,033)

Net cash used in operating activities	(5,954,352)	(2,328,369)

Cash flows from investing activities:
Acquisition of property and equipment	(3,692)	(2,168)
Acquisition of intangible assets	(105,184)	(2,335)
Cash received from disposal of fixed assets	-	694
Cash disposed due to disposal of subsidiary	(35)	-
Long-term investment	-	(28,905)

Net cash used in investing activities	(108,911)	(32,714)

Cash flows from financing activities:
Due to related parties	417,174	551,072
Proceeds from loan payables	-	1,692,853
Repayment of loan payables	(2,269,329)	-
Net proceeds from issuance of common stock	8,061,286	-

Net cash provided by financing activities	6,209,131	2,243,925

Effect of exchange rate changes on cash	(113,067)	(3,904)

Net increase (decrease) in cash	32,801	(121,062)

Cash, beginning of period	19,728	164,217

Cash, end of period	$52,529	$43,155

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,019	$-
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$125,138	$173,455
Transfer of debt owing to the Company’s’ CEO to Mr. Wanli Kuai	$729,338	$-
Shares issued for paying officers' accrued salary and bonus	$359,598	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED) AND JUNE 30, 2023

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

On October 24, 2023, Guozhong Times formed Shuhai Yiyun (Shenzhen) digital technology Co, Ltd (“Yiyun”) with 66% ownership interest, the remaining 34% ownership interest is held by a third party. As of the report date, Yiyun did not have any operations.

On January 10, 2024, the Company’s Board of Directors approved a reverse stock split of its authorized and issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-15, which become legal effective on January 19, 2024. After the reverse stock split, every 15 issued and outstanding shares of the Company’s Common Stock was converted automatically into one share of the Company’s Common Stock without any change in the par value per share. The total number of shares of Common Stock authorized for issuance was then reduced by a corresponding proportion from 375,000,000 shares to 25,000,000 shares of Common Stock. All share amounts have been retroactively restated to reflect the reverse stock split for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2024 and 2023, the Company had a net loss of approximately $4.14 million and $1.30 million, respectively. For the nine months ended March 31, 2024 and 2023, the Company had a net loss of approximately $6.00 million and $3.92 million, respectively. The Company had an accumulated deficit of approximately $34.06 million as of March 31, 2024, and negative cash flow from operating activities of approximately $5.95 million and $2.33 million for the nine months ended March 31, 2024 and 2023, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended March 31, 2024, the Company made total prepayments of $3.78 million for marketing and promoting the sale of acoustic intelligence series products and 5G Multimodal communication in oversea and domestic markets. For the three and nine months ended March 31, 2024, the Company recorded an amortization of prepaid expense of $0.95 million and $ 1.89 million in the selling expense.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments, unless otherwise indicated) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, previously filed with the Securities Exchange Commission (“SEC”) on September 27, 2023.

The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary–- Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of March 31, 2024.

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

As of this report date, there were no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of March 31, 2024 and June 30, 2023, and for the three and nine months ended March 31, 2024 and 2023, respectively.

	March 31, 2024	June 30, 2023
Cash	$43,076	$13,717
Accounts receivable	17,044	255,725
Inventory	190,784	241,380
Other current assets	76,049	649,433
Total current assets	326,953	1,160,255
Property and equipment, net	29,642	42,886
Intangible asset, net	423,247	757,700
Right-of-use asset, net	17,595	60,348
Other non-current assets	56,378	55,358
Total non-current assets	526,862	916,292
Total assets	$853,815	$2,076,547

Accounts payable	$68,290	$650,406
Accrued liabilities and other payables	631,621	1,480,947
Lease liability	21,359	39,223
Loans payable	482,499	594,906
Due to related party	211,664	-
Other current liabilities	53,596	1,639,410
Total current liabilities	1,469,029	4,404,892
Lease liability - noncurrent	-	26,449
Long term long payable	-	1,401,521
Total non-current liabilities	-	1,427,970
Total liabilities	$1,469,029	$5,832,862

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Revenues	$1,382,827	$1,787,677
Gross profit	$9,920	$96,527
Net loss	$(335,151)	$(567,490	)*

	For the Nine Months Ended March 31, 2024	For the Nine Months Ended March 31, 2023
Revenues	$19,542,751	$3,377,692
Gross profit	$186,236	$301,054
Net income (loss)	$(268,266)	$(2,477,321	)*

*	Include the operation of Zhangxun (see Note 13 Disposal of Subsidiary)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2024 and June 30, 2023, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of March 31, 2024 and June 30, 2023, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,891 and $52,915 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of March 31, 2024 and June 30, 2023, respectively.

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

As of March 31, 2024 and June 30, 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three and nine months ended March 31, 2024 and 2023, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2024 and June 30, 2023.

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

FASB ASC Topic 606 requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
5G AI Multimodal communication	$1,381,986	$1,545,758
5G AI Multimodal communication	1,381,986	627,490
Cloud platform construction cooperation project	-	918,268
Acoustic Intelligence Business	841	115,470
Ultrasonic Sound Air Disinfection Equipment	841	8,760
Other		106,710
Smart City business	-	126,449
Smart community broadcasting system		126,449
Other	174	-
Total revenue	$1,383,001	$1,787,677	*

	For the Nine Months Ended March 31, 2024	For the Nine Months Ended March 31, 2023
5G AI Multimodal communication	$19,538,768	$2,992,189
5G AI Multimodal communication	19,538,768	2,063,376
Aggregate messaging platform		10,545
Cloud platform construction cooperation project	-	918,268
Acoustic Intelligence Business	3,983	216,354
Ultrasonic Sound Air Disinfection Equipment	3,983	93,921
Other		122,433
Smart City business	-	169,149
Smart community	-	39,953
Smart community broadcasting system		122,913
Smart agriculture		6,282

Other	69,462	-
Total revenue	$19,612,213	$3,377,692	*

*	include the revenue from discontinued entities

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

All of the Company’s customers are in the PRC and all revenues for the three and nine months ended March 31, 2024 and 2023 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of March 31, 2024, the Company had no unrecognized tax positions and no charges during the three and nine months ended March 31, 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended March 31, 2024 and 2023, the Company had loss of $105 and $1,906 attributable to the noncontrolling interest, respectively. During the nine months ended March 31, 2024 and 2023, the Company had loss of $10,098 and $218,625 attributable to the noncontrolling interest, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $49,299 and $17,432 as of March 31, 2024 and June 30, 2023, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of March 31, 2024 and June 30, 2023, cash of $1,983 and $1,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of March 31, 2024 and June 30, 2023, the cash balance of $1,247 and $809 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	March 31,	March 31,	June 30,
	2024	2023	2023
Period-end date USD: RMB exchange rate	7.0950	6.8717	7.2258
Average USD for the reporting period: RMB exchange rate	7.1407	6.9193	6.9415

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three and nine months ended March 31, 2024 and 2023, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 17,853 and 64,023 warrants (post-reverse stock split) were anti-dilutive and were therefore excluded from EPS for the three and nine months ended March 31, 2024, respectively. 1,319,953 warrants (post-reverse stock split) were anti-dilutive and was therefore excluded from EPS for the three and nine months ended March 31, 2023, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, the amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2024	June 30, 2023
Furniture and fixtures	$85,098	$84,014
Vehicle	493	484
Leasehold improvement	220,930	216,932
Office equipment	239,438	261,658
Subtotal	545,959	563,088
Less: accumulated depreciation	492,229	477,158
Total	$53,730	$85,930

Depreciation for the three months ended March 31, 2024 and 2023 was $7,134 and $15,955, respectively. Depreciation for the nine months ended March 31, 2024 and 2023 was $25,598 and $87,624, respectively.

The Company disposed $29,148 property and equipment with related accumulated depreciation of $19,136 resulting from the disposal of Zhangxun in July 2023 (see Note 13).

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2024	June 30, 2023
Software registration or using right	$1,751,063	$1,635,307
Patent	14,795	14,527
Software and technology development costs	11,823	631,250
Value-added telecommunications business license	15,657	15,374
Subtotal	1,793,338	2,299,458
Less: Accumulated amortization	1,225,031	1,110,671
Total	$568,307	$1,185,787

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the three months ended March 31, 2024 and 2023 was $129,083 and $148,701, respectively. Amortization for the nine months ended March 31, 2024 and 2023 was $386,735 and $444,648, respectively. The amortization expense for the next five years as of March 31, 2024 will be $295,138, $142,563, $69,697 , $60,909 and $ 0.

The Company disposed $0.62 million intangible assets with related accumulated amortization of $0.28 million resulting from the disposal of Zhangxun in July 2023 (see Note 13).

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	June 30, 2023
Security deposit	$65,104	$15,615
Prepaid expenses	1,993,794	563,203
Other receivables – Heqin	469,345	460,850
Advance to third party individuals, no interest, payable upon demand	155,039	11,764
Others	50,646	110,841
Total	2,733,928	1,162,273
Less: allowance for other receivables – Heqin	469,345	460,850
Total	$2,264,583	$701,423

As of March 31, 2024, prepaid expenses mainly consisted of prepaid marketing expense of $1,902,396, prepaid rent and property management fees of $4,559 and other prepayments of $86,839. As of June 30, 2023, prepaid expenses mainly consisted of prepayment of 5G Messaging service fee recharge of $500,395, prepaid rent and property management fee of $48,200 and other prepayments of $14,608.

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

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of March 31, 2024, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and nine months ended March 31, 2024, the Company recorded an amortization of prepaid expense of $0.58 million and $1.1 million in the selling expense.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of March 31, 2024, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and nine months ended March 31, 2024, the Company recorded an amortization of prepaid expense of $0.42 million and $0.84 million in the selling expense.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). As of March 31, 2024 and June 30, 2023, Heqin made $48,438 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $469,345 and $460,850 as of March 31, 2024 and June 30, 2023, respectively.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2024	June 30, 2023
Other payables	$237,103	$308,841
Due to third parties	60,709	175,354
Social security payable	219,113	537,964
Salary payable– employees	62,445	387,780
Total	$579,370	$1,409,939

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three and nine months ended March 31, 2024, the Company made a repayment of $18,097 and $54,017 to this loan. For the three and nine months ended March 31, 2024, the Company recorded and paid $1,807 and $6,868 interest expense for this loan. As of March 31, 2024, $54,364 was recorded as current liabilities.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three and nine months ended March 31, 2024, the Company made a repayment of $2,011 and $6,002 to this loan. For the three and nine months ended March 31, 2024, the Company recorded and paid $177 and $662 interest expense for this loan. As of March 31, 2024, $6,712 was recorded as current liabilities.

On April 25, 2023, Shuhai Beijing  entered a loan agreement with China Bank Co., Ltd for the amount of RMB 2,990,000 ($422,156) with a term of 12 months with a preferential annual interest rate of 2.35% to be paid every 21st of each month. For the three and nine months ended March 31, 2024, the Company recorded and paid $2,501 and $7,490 interest expense for this loan. As of March 31, 2024, $421,424 was recorded as current liabilities. As of report date, the loan was paid in full.

The following table summarizes the loan balance as of March 31, 2024:

	Loan	Borrowing	Loan term	Interest	Balance due
Lender	amount	date	in month	rate	Current	Non-current
Shenzhen Qianhai WeBank Co., Ltd	14,119	1/13/2023	24	8.68%	6,712	-
Shenzhen Qianhai WeBank Co., Ltd	127,070	12/20/2022	24	10.73%	54,363	-
China Bank Co., Ltd	422,156	4/25/2023	12	2.35%	421,424	-
Total	563,345				482,499	-

Loan from the unrelated parties

On April 24, 2022, the Company entered a loan agreement with an unrelated party Mr. Wanli Kuai for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. On September 15, 2023, the Company, its CEO and Mr. Wanli Kuai entered a Debt Transfer Agreement, wherein the Company’s CEO transferred the Company’s debt of RMB 5,207,962 ($0.73 million) that was owed to her to Mr. Wanli Kuai.  On October 9, 2023, the Company entered into a Debt Transfer and Offset Agreement with Mr. Wanli Kuai and Guorui Innovation. This agreement was resulted from the termination of a Marketing and Promotion agreement among the Company and Guorui Innovation, which Guorui Innovation needs to repay the Company in full for RMB 13,000,600 ($1,810,719) due to cancellation of the agreement. Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5). During the three and nine months ended March 31, 2024, the Company repaid $nil and $2.1 million to this unrelated party. As of March 31, 2024 and June 30, 2023, the outstanding loan balance to the unrelated party was $nil and $1,310,306, respectively as a result of the Debt Transfer and Offset Agreement.

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay the rent yet which was due on April 30, 2023 as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The Company did not pay the rent yet which was due on April 30, 2024 as of this report date. The rental expense for this office location was $9,953 and $8,599, respectively, for the three months ended March 31, 2024 and 2023. The rental expense for this office location was $29,709 and $25,549, respectively, for the nine months ended March 31, 2024 and 2023.

On July 1, 2021, the Company’s CEO entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s CEO for a monthly rent of RMB 18,000 ($2,800), or total payment of $33,400, was paid in full at once. On July 1, 2022, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. The rental expense for those agreements was $16,046 and $26,005, respectively, for the three months ended March 31, 2024 and 2023. The rental expense for those agreements was $47,895 and $91,050, respectively, for the nine months ended March 31, 2024 and 2023.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. The rental expense for this lease was $4,524 and $4,458 for the three months ended March 31, 2024 and 2023, respectively. The rental expense for this lease was $15,755 and $17,574 for the nine months ended March 31, 2024 and 2023, respectively.

Due to related parties

As of March 31, 2024 and June 30, 2023, the Company had due to related parties of $714,492 and $1,162,856, respectively, mainly consisted of 1) $559,453 and $1,162,856, respectively, payable of an office lease from the Company’s CEO, accrued salary payable, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand, and 2) $155,039 and nil, respectively, loan payable to a related party (who is the shareholder of the Company), with no interest, and can be repaid any time before December 31, 2024.

NOTE 10 – COMMON STOCK AND WARRANTS

Registered Direct Offering and Concurrent Private Placement in July 2021

On July 20, 2021, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell to such investors an aggregate of 162,460 shares of the common stock of the Company at a purchase price of $52.2 per share. The offering of the common stock is pursuant to a shelf registration statement on Form S-3 (File No. 333-239183), which was declared effective by the SEC on June 25, 2020.

Concurrently with the sale of the shares of the common stock, the Company also sold warrants to purchase 73,107 shares of common stock to such investors. The Company sold the shares of the common stock and the warrants for aggregate gross proceeds of approximately $8,480,426, before commissions and expenses. Subject to certain beneficial ownership limitations, the warrants were immediately exercisable at an exercise price equal to $67.2 per share, and will terminate on the two- and one-half-year anniversary following the initial exercise date of the warrants. The warrants issued in this financing were classified as equity instruments. The Company accounted for the warrants issued in this financing based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $1,986,880.

In addition, the Company has also agreed to issue to its placement agent for offering above warrants to purchase a number of shares of the common stock equal to 5.0% of the aggregate number of shares of the common stock sold in this offering (8,123 warrants), the warrants have an exercise price of $67.2 per share and will terminate on the two and one-half-year anniversary of the closing of the offering. The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 2.5 years, volatility of 150%, risk-free interest rate of 0.37% and dividend yield of 0%. The FV of the warrants issued at grant date was $225,964. The warrants issued in this financing were classified as equity instruments.

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

Registered Direct Offering in August and September 2023

On August 1, 2023, the Company entered into two separate subscription agreements with a certain non-U.S. investor, pursuant to which the Company sold aggregate of 317,333 shares of common stock at a $18 per share purchase price. On September 21, 2023, the Company received full payment of RMB 40,000,000 ($5.71 million) from the investor.

On August 15, 2023, the Company entered into a subscription agreement with another non-U.S. investor, pursuant to which the Company agreed to sell and the investor agreed to purchase an aggregate of 197,531 shares of common stock at a $20.25 per share purchase price, with a total subscription price of $4,000,000. The investor paid the amount of $714,286 to the Company and the Company issued 35,273 shares as of the date of this report, and promised to pay the remaining balance in full by March 2024.

On September 13, 2023, the Company closed an underwritten public offering of 333,333 shares of common stock at a public offering price of $6.0 per share. The gross proceeds to the Company from this offering are approximately $2 million, before deducting any fees or expenses. The Company received $1.6 million net proceeds from this offering.

Following is a summary of the activities of warrants (post stock split) for the period ended March 31, 2024:

	Number of Warrants *	Average Exercise Price *	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2023	87,997	$69.00	0.63
Exercisable as of June 30, 2023	87,997	$69.00	0.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of September 30, 2023	87,997	69.00	0.31
Exercisable as of September 30, 2023	87,997	69.00	0.31
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	6,767	90.00	-
Outstanding as of December 31, 2023	81,230	67.20	0.06
Exercisable as of December 31, 2023	81,230	67.20	0.06
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	81,230	67.20	-
Outstanding as of March 31, 2024	-	$-	-
Exercisable as of March 31, 2024	-	$-	-

*	Retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

Shares to Independent Directors as Compensation

During the three months ended March 31, 2024 and 2023, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the nine months ended March 31, 2024 and 2023, the Company recorded $13,500 and $13,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended March 31, 2024 and 2023, the Company recorded $28,272 and $91,500 stock compensation expense to the Company’s CEO and one of the board members for the quarter. During the nine months ended March 31, 2024 and 2023, the Company recorded $61,475 and $315,750 stock compensation expense to the Company’s CEO and one of the board members for the quarter.

Shares to Officers in Lieu of Salary Payable

On December 31, 2023, the Board of Directors approved to issue 102,144 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $359,598.

Shares to Employee and consultants under the 2018 Equity Incentive Plan

During the three and nine months ended March 31, 2024, the Company issued 300,000 shares of the Company’s common stock to the Company’s employees for the services they provided to the Company, these shares were fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 300,000 shares at issuance date was $2,415,000 and was recorded as the Company’s stock compensation expense during the three and nine months ended March 31, 2024.

During the year ended June 30, 2023, the Company issued 230,633 shares of the Company’s common stock to the Company’s employees and consultants for the services they provided, the shares were fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 230,633 shares at issuance date was $3,976,362 and was recorded as the Company’s stock compensation expense during the year ended June 30, 2023.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of March 31, 2024 and June 30, 2023, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $2.93 million and $2.70 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of March 31, 2024 and June 30, 2023, the Company has approximately $17.30 million and $17.10 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of March 31, 2024 and June 30, 2023.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2024 and 2023:

	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(1.4)%	(3.2)%
Permanent difference	12.8%	-%
Effect of PRC tax holiday	0.0%	2.6%
Valuation allowance	9.6%	21.6%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2024 and 2023:

	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.0)%	(3.0)%
Permanent difference	7.8%	-%
Effect of PRC tax holiday	0.9%	1.9%
Valuation allowance	14.3%	22.1%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of March 31, 2024 and June 30, 2023 is as follows:

	March 31, 2024	June 30, 2023
Deferred tax asset
Net operating loss	$2,966,807	$3,986,827
R&D expense	123,750	123,750
Depreciation and amortization	88,849	180,522
Bad debt expense	116,586	119,932
Social security and insurance accrual	47,686	149,196
Inventory impairment	13,387	13,771
ROU, net of lease liabilities	(3,966)	20,171
Total	3,353,099	4,594,168
Less: valuation allowance	(3,353,099)	(4,594,168)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease expense	$30,348	$123,289

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Operating lease expense	$137,703	$495,160

	March 31, 2024	June 30, 2023
Right-of-use assets	$78,610	$137,856
Lease liabilities - current	96,079	124,640
Lease liabilities - noncurrent	-	26,449
Weighted average remaining lease term	0.61 years	0.67 years
Weighted average discount rate	6.25%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2024:

12 Months Ending March 31,	Minimum Lease Payment
2025	$96,079
Total undiscounted cash flows	96,079
Less: imputed interest	-
Present value of lease liabilities	$96,079

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

The following table shows the results of operations relating to discontinued operations Zhangxun for the three months ended March 31, 2024 and 2023, respectively.

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Revenues	$-	$1,703,122
Cost of goods sold	-	1,678,235

Gross profit	-	24,887

Operating expenses
Selling	-	84,588
General and administrative	-	212,073
Research and development	-	162,146

Total operating expenses	-	458,807

Loss from operations	-	(433,920)
Gain on disposal	-	-
Other expense, net	-	(-7,739)

Gain (loss) before income tax	-	(441,659)

Income tax	-	-

Gain (loss) before noncontrolling interest	-	(441,659)

Less: loss attributable to noncontrolling interest	-	(1,849)

Net gain (loss) to the Company	$-	$(439,810)

The following table shows the results of operations relating to discontinued operations Zhangxun for the nine months ended March 31, 2024 and 2023, respectively.

	NINE MONTHS ENDED MARCH 31,
	2024	2023

Revenues	$-	$3,161,678
Cost of goods sold	-	2,967,693

Gross profit	-	193,985

Operating expenses
Selling	-	357,665
General and administrative	-	661,450
Research and development	-	319,096

Total operating expenses	-	1,338,211

Loss from operations	-	(1,144,225)
Gain on disposal	833,546	-
Other income, net	-	14,087

Gain (loss) before income tax	833,546	(1,310,138)

Income tax	-	-

Gain (loss) before noncontrolling interest	833,546	(1,310,138)

Less: loss attributable to noncontrolling interest	-	(209,700)

Net gain (loss) to the Company	$833,546	$(920,438)

NOTE 14 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had following subsequent events need to be disclosed.

On April 5, 2024, the board of directors of Datasea Inc. approved a plan by Ms. Zhixin Liu, the Company’s Chief Executive Officer and Chairman of the Board, to purchase, with her personal funds, from time to time over the next 12 months, on the open market or otherwise, up to $3,000,000 of shares of the Company’s common stock at prevailing market prices (the “Share Purchase Plan”). Ms. Liu intends to establish a trading plan with respect to potential repurchases of the Company’s shares to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

Overview

Company Structure

Datasea Inc. (“Datasea,” the VIE, as defined below, and our subsidiaries, collectively, the “Company” or “we” or “us” or “our”) is a global technology company incorporated in Nevada USA on September 26, 2014, with subsidiaries and operating entities located in Delaware and China, that provides acoustics high tech (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G AI multimodal communication and other products and services to various corporate and individual customers. The acoustic business offers a wide range of cutting-edge precision manufacturing products including high-quality sound air disinfection solutions, sound sleep-aid devices, as well as skin repair and beauty solutions. Our products find extensive applications across various industries and sectors, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, acoustic Internet of Things. Datasea serves enterprises and individual users in China with digital and intelligent services utilizing its AI, machine learning and data analytic capabilities that result in an array of 5G application products and solutions. Our common stocks currently listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies which instead enable us to consolidate the financial results of the VIE and its subsidiaries with Datasea’s corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes.

Datasea is not a Chinese operating company, but a Nevada-based holding company. Its subsidiary, Datasea Acoustics LLC, located in Delaware, serves as the global hub for our acoustic business operations, catering to the U.S. and international markets by providing acoustic technologies and application products, and there is no sales outside of PRC yet as of the report date. Additionally, the Company conducts business activities in China through its subsidiary, Tianjin Information Sea Information Technology Co., Ltd. (“Shuhai Tianjin”), and its VIE entity, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), along with their subsidiary entities. Shuhai Beijing offers cutting-edge products and solutions in acoustics high tech and 5G Multimodal Communication applications, catering to a wide spectrum of commercial enterprises, households, and individuals in China.

The revenue for the nine months ended March 31, 2024 was $19,612,213. This would represent an increase of $19,396,199 and growth of approximately 8,879.14% as compared to $216,014 revenue that the Company recorded for the nine months ended March 31, 2023. This is also approximately 178% higher than the approximately $7.0 million in revenue recorded for the full fiscal year ended June 30, 2023.

The Company is one of the pioneers in introducing the global concept of “acoustic effects.” And our acoustics high tech products business represents where we want to go as a company. Our acoustic effects are derived by reverse engineering sound characteristics and developing processing mechanisms from the perspective of how sound impacts on people and objects. This has led us to develop acoustic products that address real-world problems across a range of industries, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health. During the reporting period, the company continued to upgrade its existing series of soundwave disinfection products, including the HAILIJIA soundwave smart Cloakroom (physical/electronic) dehumidification and disinfection, bathroom model deodorization and disinfection products; as well as the STAR DREAM Sleep Aid (non-contact sleep assistance for sleep) - a refreshing product developed for long-distance buses, long-distance trucks, and workplace individuals; and non-contact soundwave beauty products developed for household use. Currently, the HAILIJIA series comprises over nine flagship products, which are being promoted and sold in the Chinese market through various channels such as direct sales, agents, e-commerce and live streaming.

Internationalization of acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, has always been a crucial strategy for the Company. In July 2023, Datasea established a wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware, in a strategic move to mark its global presence. This underlies Datasea’s commitment to acoustics high tech and its intent to offer leading-edge acoustic solutions to the U.S. market. As of the date of this report, the Company collaborated with iPower Inc. (NASDAQ: IPW) to expand the distribution of acoustic-related products in the U.S. online market. Furthermore, we continue working with several well-known American local distributors of smart products to actively promot the deployment of acoustic-related products in major clients and store networks in the United States. Additionally, in partnership with the renowned U.S. intellectual property firm, Paul & Paul, we actively pursued various U.S. patents and international patents. We aim to build a strong intellectual property portfolio in the United States and even internationally through patent applications and the acquisition of high-quality patents. With a focus on the primary track of acoustic intelligence, we are seeking potential merger and acquisition targets in areas of acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical healthy, such as acoustic disinfection, acoustic medical aesthetics, acoustic health, acoustic agriculture, and acoustic industrial applications. This is part of our strategy for international expansion through mergers and acquisitions.

Datasea serves enterprises and individual users in China with digital and intelligent services utilizing its AI, machine learning and data analytic capabilities that result in an array of 5G application products and solutions.

Technology and Innovation

The Company has non-visual Artificial intelligent algorithms and techniques, acoustics high tech technologies such as ultrasound and directional sound, and 5G Multimodal Communication related technologies.

Datasea is the global initiator, promoter and practitioner of the concept of acoustic. The acoustic effect refers to the interaction between sound waves and organisms when sound waves propagate within a biological system, causing physical, chemical, or physiological responses in the organisms. It specifically denotes the phenomena of “resonance,” “convergence,” and “traction” triggered when sound waves resonate with the inherent vibrational frequencies of the organisms themselves.Our commitment to technological advancement and global reach positions us at the forefront of delivering cutting-edge intelligent acoustics solutions, especially focusing on ultrasound, infrasound, directional sound and Schumann resonance technology, to meet the evolving needs of our customers and communities worldwide. The research and development of intelligent acoustics technology plays a vital role for the Company and is what makes us different. The Company has non-visual intelligent algorithms and techniques, intelligent acoustics technologies such as ultrasound and directional sound, and 5G messaging related technology, etc. Combined with artificial intelligence (AI), machine learning and data analytics, our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises of all types (over 99% are small and medium enterprises (“SMEs”)) and households in China. Acoustic technology and products will also create a healthy living environment for approximately 30.7 million businesses of various types and over 130 million households in the United States.

As of the date of this report, Shuhai Beijing and its subsidiaries own 27 patents and 131 software copyrights in the PRC, which include 13 pending patent applications in core technologies, to empower and grow the business. On April 26, 2024, Shuhai Beijing was awarded the “Specialized, and New” Enterprise Certification by the relevant departments of the Beijing municipal government, indicating that the company’s core competitive advantages in its professional field have been recognized by industry and government agencies.In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

The Company holds an outstanding position in the field of acoustics, particularly in the areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities such as Institute of Acoustics at the Chinese Academy of Sciences ,to enhance the integration and collaboration of research resources. The Company, in collaboration with the Ministry of Industry and Information Technology (MIIT), the Key Laboratory of Artificial Intelligence Key Technology and Application Evaluation, and the China Academy of Information and Communications Technology (CAICT) Cloud Computing & Big Data Research Institute, has jointly unveiled China’s inaugural “White Paper on the Acoustic Intelligence Industry.” This groundbreaking document presents compelling analyses and factual insights into the realm of acoustics high tech technology, its commercialization, and the industry’s future prospects. The white paper extensively explores the applications of acoustic intelligence at an industry level and underscores the expectation that Datasea will take the lead in driving initiatives within the Chinese acoustic applications field. It also emphasizes the Company’s prominent position within the broader acoustic industry landscape.

Datasea serves enterprises and individual users in China with digital and intelligent services utlilizing its AI, machine learning and data analytic capabilities that result in an array of 5G application products and solutions. Datasea’s 5G multimodal communication represent a technological breakthrough based on the Company’s original 5G messaging service. Leveraging the world’s largest 5G network, computational power network, and middleware capabilities, the Company achieves multimodal data transmission through technological iterations and upgrades. Datasea has completed a revolutionary upgrade of its core 5G multimodal communication business with AI processing technology. Currently, it can achieve AI creation and generation of various information forms including sound, text, images, and videos, as well as efficient transmission and AI digital human marketing functions. This capability can empower numerous industries and clients with potent marketing and video matrix capabilities. It can contribute to clients in brand enhancement, customer acquisition, market promotion, and revenue uplift.

Operational goals

The primary operational goals for the Company, its subsidiaries, and VIE include:

Technological Innovation: Continuously enhance innovation in acoustic-related technologies, increase investment in research and development to ensure the competitiveness of products and services, and maintain a leading position in the industry. Additionally, acquire more patents through acquisitions, technology collaborations, and other means to meet global market demands and establish an international patent portfolio

Market Expansion and Customer Service: Expand market share, Focus on international growth, particularly in the U.S. market. Leverage the operations of U.S. subsidiaries, engage in mergers and acquisitions. Explore new business areas and customer segments, enhance customer satisfaction, and maintain good customer relationships.

Financial Performance and Profit Growth: Achieve robust financial performance, including stable revenue and profit growth, improve gross profit margin and net profit margin, ensuring investor returns.

Cost Control and Efficiency Improvement: Optimize enterprise operational processes, reduce costs, enhance production efficiency and resource utilization efficiency to strengthen profitability.

Brand Building and Reputation Management: Strengthen corporate brand image, enhance brand awareness and influence, maintain good corporate reputation, ensure the company’s competitive position and sustainable development in the market.

Risk Management: Diligently identify, evaluate, and manage various risks, including those related to the market, legal compliance, and the supply chain.

Shareholder Returns: Generate robust cash flow and provide satisfactory returns to shareholders through effective and sustainable business operations.

Our Business Summary

Datasea is a global digital technology company providing Acoustics high tech products and 5G AI multimodal communications services.

Acoustics high tech Segment:

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

Acoustic intelligence is a new field that integrates fundamental acoustic theory with artificial intelligence to gather and process acoustic data and solve problems. Datasea is a leading developer of intelligent acoustics and is committed to its technological advancement. The Company focuses on ultrasound, infrasound, directional sound and Schumann resonance technology to meet the evolving needs of its customers and communities worldwide. We continue to develop new technologies and new products in the acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health, acoustic Internet of Things.

The core products include a series of acoustic products under the “Hailijia” brand, equipped with ultrasonic core modules, featuring powerful functions such as sterilization, odor elimination, and air purification. These products can be widely used in various spaces including bedrooms, closets, bathrooms, and various public spaces, providing households and businesses with clean, hygienic, and secure environments. The “Star Dream” brand’s acoustic sleep aid products utilize specific ultrasonic wavelengths to provide users with a quiet and comfortable sleep environment.

To showcase the Company’s technology and products on the global market, Datasea, through its wholly-owned subsidiary, Datasea Acoustics LLC, based in Delaware, U.S., operates as the primary entity to offer advanced intelligent acoustic precision manufacturing products and solutions, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical healthy, and more. After obtaining certification from internationally renowned testing organizations for our sound disinfection products, we will launch large-scale sales of these products in the U.S. market. This strategy aims to tap into the continuously growing consumer audience worldwide. The company has already established partnerships with various online and offline channels in the United States, laying out the market plan for acoustic-related products. Additionally, measures such as collaborations with universities and research institutions in the United States, obtaining patents through multiple channels, production assembly planning, and potential acquisitions contribute to the sustainable development of Datasea Acoustics LLC.

5G AI Multimodal communication Segment:

Ⅰ. Definition of 5G AI multimodal communication

5G AI Multimodal communication refers to a technology that transmits information through a variety of signal transmission methods. In other words, it is different from the traditional single means of communication, but in many different ways to transmit, receive and process information. 5G Multimodal communication technology integrates sound, image, text, touch and other information to realize information exchange across media platforms. 5G AI multimodal communication is an upgrade of 5G message services and an extension of RCS (Rich Communication Suite).

Ⅱ. The application trend of 5G AI multimodal communication

The application of 5G AI multimodal communication technology is extensive, including cross-modal information processing, human-computer interaction, multilingual processing, and large-scale language models. These applications demonstrate the versatility and importance of 5G multimodal communication technology in facilitating diversified communication and interaction across various domains.

5G AI multimodal communication technology serves as the primary gateway for China’s 1.6 billion mobile internet users. As China’s demographic dividend gradually diminishes, the country’s mobile internet has reached a bottleneck period, with both user numbers and growth rates significantly declining. In the battle for existing users’ time, enterprises and merchants are facing increased costs for acquiring traffic due to extensive advertising promotion and high user subsidies. 5G multimodal communication technology functions as a “communication internet” built upon the foundation of SMS entry. With the decrease in traffic dividends from mobile internet products such as WeChat public accounts, mini-programs, and apps, the advantages of 5G-AI multimodal communication, which are built upon the SMS entry’s shallower, more direct, and more convenient access, will become the super gateway of the mobile internet.

Ⅲ. Datasea’s core advantages and existing 5G AI multimodal communication products

As one of the leading service providers in the field of 5G AI multimodal communication in China, Datasea’s 5G AI multimodal communication products efficiently integrate text messages, multimedia messages, session messages, value-added services, and more into one, supporting a wide range of application services. Users do not need to install any apps or mini-programs, enjoying features such as no need for attention, download, or installation. Based on users’ phone numbers, the system utilizes the native SMS application channel to reach users’ mobile terminals, ensuring high reachability, rich media content, strong interactivity, and convenient service capabilities. The intelligent customer service system incorporates personalized dialogue bots, supporting simultaneous service to multiple users. Datasea’s 5G multimodal communication products feature one-click activation of chatbots, automated conversation interactions, multi-scenario templates, compatibility with multiple business channels, and support for brand and enterprise accounts, serving as a powerful tool for private domain marketing. With easy operation, users can effortlessly complete service discovery, search, payment, and other business experiences within the SMS page.

Datasea has completed a revolutionary upgrade of its core 5G AI multimodal communication business with AI processing technology. Currently, it can achieve AI creation and generation of various information forms including sound, text, images, and videos, as well as efficient transmission and AI digital human marketing functions. This capability can empower numerous industries and clients with potent marketing and video matrix capabilities. It can contribute to clients in brand enhancement, customer acquisition, market promotion, and revenue uplift.

Datasea utilizes its 5G AI multimodal platform products as an entry point, while also integrating various scenario-based private domain operation solutions to achieve a complete closed-loop from entry to management. The internal loop empowers precise connection capabilities across various matrices, while the external loop supports the management of the user’s entire lifecycle, bringing new services, new methods, new tools, and new business models to service enterprises, institutions, and organizations, thereby creating commercial value.

Ⅳ. Application and advantaged fuction of the company’s existing 5G AI multimodal communication products in segmented industries

Datasea has several major products and services for different customers and needs, including 5G AI multimodal new media marketing service platform,5G AI multimodal Smart Agriculture (Digital Rural) Service Platform, 5G AI multimodal platform for small and micro-enterprise services platform and 5G AI multimodal traffic top up platform. 5G AI multimodal communication business applications applicable to various industries in China, and payment system applications combined with artificial intelligence (AI), big prediction mode and data analysis capabilities.

1. 5G AI multimodal new media marketing service platform: Using the Internet, mobile communication, social media and other new media platforms to promote brand image and product sales through diversified content communication and interactive marketing means, and help enterprises transform and upgrade. The platform can provide precision marketing services by generating new advertising materials through AI technology, enabling advertising subjects to manage ad distribution, targeting regions, and demographic attributes. This facilitates precise targeting in new media marketing. Additionally, it supports online brand building, short video marketing, and the promotion of products for online sales, primarily targeting retail, entertainment, tourism, education, and automotive industries.

2.5G AI multimodal Smart Agriculture (Digital Rural) Service Platform:

The product positioning aims to utilize the digital capabilities of 5G AI multimodal technology to support rural economic development, increase farmers’ income, and enhance the digital governance level in rural areas. The platform typically covers multiple domains, including but not limited to agricultural production, rural e-commerce, rural education, healthcare, and cultural entertainment. Through precise prediction, data analysis, and other technological means, AI models provide more convenient and intelligent services for rural areas, driving sustainable socioeconomic development in rural communities.

AI models play a significant role in rural revitalization platforms, promoting intelligent agricultural management, upgrading rural governance, enhancing the competitiveness of agricultural products, and supporting rural innovation and entrepreneurship. Rural revitalization digital economy platforms are generally based on cloud computing and SaaS models, allowing customization and expansion according to actual needs to adapt to the changes and requirements of rural revitalization development. This ensures the flexibility and scalability of the platform, providing more possibilities for future rural revitalization efforts. Datasea’s 5G multimodal rural revitalization digital economy platform comprehensively supports rural digital upgrades through connectivity, linkage, interaction, AI, large-scale markets, security, convenience, and big data, offering eight major capabilities.

3. 5G AI multimodal platform for small and micro-enterprise services platform

The product positioning of the 5G AI multimodal platform for small and micro-enterprise services is to provide convenient, efficient, and secure communication channels and service platforms, assisting small and micro-enterprises in achieving digital transformation and improving service quality. The target market for this product primarily consists of small and micro-enterprises, including but not limited to e-commerce, catering, retail, logistics, and other industries.

Product Features:

Diverse Communication Channels: 5G AI multimodal supports various communication methods including text, voice, images, and videos, meeting the communication needs of different types of small and micro-enterprises.

Rich Service Functions: Based on the 5G AI multimodal format, the platform offers a wide range of tool-based cloud applications to support merchants in online usage and management, such as AI drawing, AI text generation, and big data marketing management.

4, 5G AI multimodal traffic top up platform

The company’s independently developed 5G AI multimodal communication traffic top up platform, after a series of technical adjustments, has been put into practical use. The system includes the following features:

Leveraging Datasea’s unique 5G-AI technology, the platform is built upon the Data Center and AI Billing Service Desk, creating a digital intelligent recharge service platform. It is a network-based voice recharge transaction analysis and management system that provides agents with fast, secure, and convenient voice recharge management services. Through technical interfaces, it records and analyzes terminal customer data for agents, enabling risk control and big data analysis for more accurate customer insights.

Product Features

Message Sending

Interactive, real-time push notifications

End-to-End Tracking

Record viewing, data statistics, click feedback.

Operational Analysis

Financial reports, performance evaluation, strategy optimization.

Carrier Services

China Mobile, China Telecom, China Unicom, and other major Chinese carriers

With the company’s production, operation and development, through the steady channel construction, continue to increase product development and increase industry applications, for the sustainable development of enterprises to obtain a broader market space.

V. The sustainable application trend of 5G AI multimodal communication

With the rapid development of 5G AI multimodal communication in the Chinese market, its application trend will show the characteristics of intelligence, strong connectivity, immersive experience, enabling thousands of industries, personalized service and border blurring, and promote the digital transformation and intelligent development of all walks of life. Includes: Intelligence and automation:、 Internet of Things and edge computing、Augmented Reality and virtual reality、 Personalized and customized services、Boundary blurring. In addition, with the popularization of mobile communication technology, people need to realize real-time communication and remote collaboration more and more. The main application of 5G AI multimodal communication technology enables industries in many scenarios: such as smart home, smart agriculture, medical field, education, enterprise production, smart city and Internet of things entertainment and media: retail and consumer consumption, transportation and logistics, as well as finance and payments. To sum up, 5G AI multimodal communication technology has a wide range of industry application prospects, can bring more efficient and intelligent solutions to various industries, and promote digital transformation and intelligence in all areas of society

Recent Developments

Our Products and achivments of Acoustics Segment

General Information

As of the date of this report, the company continued to upgrade its existing series of soundwave products, including the “HAILIJIA” sound waves smart Cloakroom physical dehumidification, deodorization and sterilization special, bathroom deodorization and fresh air special dehumidifier, and the “Star Dream” Sleep Relief (Non-contact aid for sleep). Currently, the HAILIJIA series comprises nine flagship products, started promoting in the Chinese market through direct sales, channel agents, and live streaming.

HAILIJIA Smart Air Sterilizer

●	Key Feature:

Sound Wave Sterilization Eliminates Odors AI Light Sensing Fresh and comfortable Enjoyable Music

This is an efficient sleep aid device. It induces deep sleep brain waves by causing brain resonance through specific frequencies and regular infrasonic waves, improving sleep by controlling infrasound in the body. It synchronously regulates the central nervous system and the heart, increasing the duration of moderate deep and rapid eye movement (REM) sleep.

●	Key Features:

Mambo sleep aid Relieve fatigue AI Voice commands Intelligent Light Sensing A relaxing, joyful experience

Sales and Distribution

As of the date of this report, our acoustic products are mainly developed and produced in China, and the products we sell in China are mainly through multi-channels and extensively cooperating with new media. We have established new marketing channels both domestic and internationally.

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

2) Online Distributors and Living Stream

The Company expands its coverage and increases market penetration by collaborating with multiple online distributors, living stream platform and selling innovative products on major e-commerce platforms. For example, in the last quarter, after signing a sales cooperation agreement with the well-known Chinese e-commerce platform Hunan Jiamei to expand coverage and increase market penetration, Datasea also separately entered into sales agreements worth approximately $6.91 million (RMB 50 million) each with Shenzhen Xiaoranfang Marketing Co., Ltd. (“Xiaoranfang Marketing”) and Hangzhou Fubozhonglian Technology Co., Ltd., planning to sell Datasea’s “Hailijia” and “Xingmeng” series of acoustic products through mainstream e-commerce channels such as Douyin, Kuaishou, and Xiaohongshu.

3）Sales Channels

Shuhai Beijing and its subsidiaries have established cooperative relationships with multiple domestic sales and channel merchants and established a nationwide marketing channel network through a partnership system.

4）Market Promotion Team

The company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the company and facilitate the signing of contracts with these new clients.

International Market Expansion

On April 19, 2024, the company entry into a Framework Agreement with iPower Inc. (NASDAQ: IPW) for Product Cooperation, marking the commencement of a joint effort to bolster product distribution within the US online market. iPower Inc., an esteemed data and tech-driven online merchandiser with robust logistics capabilities, stands ready to harness its strengths within the online market. This agreement underscores the shared vision and commitment of both companies to leverage their synergies and collaborate in distributing Datasea’s advanced products across the burgeoning US online market. As part of the agreement, Datasea will introduce a diverse range of acoustic intelligence products in the United States, while also providing essential technical support to facilitate their expansion into the American market.

Key Customers and Agreements

On April 4, 2024 , Company’s wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into a Sales Agreement (the “Agreement”) with Shenzhen Xiaoranfang Marketing Co., Ltd. (“Xiaoranfang Marketing”) for the sale of up to approximately $8.45 million (RMB 60 million) of the Company’s acoustic high tech products. The signing of this Agreement signifies a new milestone for Datasea in promoting the domestic and international sales of its acoustic high tech products and it is expected to be a key driver of the Company’s future revenue growth. According to the Agreement, Xiaoranfang Marketing has agreed to conduct online sales of the Company’s “Hailiji”’ brand’s air disinfection machines and closet and bathroom deodorization and disinfection products, and its “Star Dream” brand of sleep aids, among other series of acoustic high tech products, in both the Chinese and international markets. This includes traditional mainstream e-commerce platforms such as Taobao, JD.com, and PDD in China, and emerging new media platforms, such as Douyin, Kuaishou, and Little Red Book. Xiaoranfang Marketing will also access international channels like Amazon in the U.S. to promote the Company’s products. Xiaoranfang Marketing is a prominent marketing and promotion firm in China with extensive experience in e-commerce, new media marketing and product sales. They have substantial expertise in online sales channels through mainstream Chinese internet platforms and new media platforms as well as experience in operating and managing international Amazon platforms. The Company believes that Xiaoranfang Marketing is a perfect fit for the promotion and sales of the Company’s high tech acoustic products in both the domestic and the international markets.

On April 16, 2024 ,the Company’s wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into a Sales Agreement (the “Agreement”) with Hangzhou Fubo Zhonglian Technology Co., Ltd. (“Fubo Zhonglian Technology”) for the sale of up to $6.91 million (RMB 50 million) of the Company’s acoustic high tech products. This represents a sustained expansion of the Company’s sales strategy following the Shuhai Jingwei’s signing of an acoustic product sales agreement worth approximately $8.45 million in early April with Shenzhen Xiaoranfang Marketing Co., Ltd. The Agreement is expected to drive sales of Datasea’s innovative acoustic products. According to the Agreement, Fubo Zhonglian Technology plans to sell Datasea’s “Hailijia” and “Star Dream” series of acoustic products, including air disinfection machines, bathroom deodorant disinfection and sleep aid products through mainstream ecommerce channels including Douyin, Kuaishou and Little Red Book. Fubo Zhonglian Technology’s sales methods include digital human sales, livestreaming ecommerce, short video sales and online purchasing agents, with its goal to promote the sales of Datasea’s high-tech acoustic products.Fubo Zhonglian Technology is a renowned internet promotion and marketing service provider that focuses on providing customized intelligent marketing services such as mobile internet channel development, comprehensive new media marketing, brand building and targeted customer penetration. Its team has extensive experience in ecommerce and new media marketing promotion and product sales and also provides core AI digital marketing functions to create virtual anchors for livestreaming sales events. These promotion efforts includes highly realistic virtual digital human images with simulated human language and behavior that combines AI, virtual reality, and real-time rendering technology to provide a real marketing experience that can generates product sales.

5G AI Multimodal Communication Segment

Our Products and achivments of 5G AI Multimodal Communication

General Information

As of the date of this report, we have completed a revolutionary upgrade of its core 5G AI multimodal communication business with AI processing technology. Currently, it can achieve AI creation and generation of various information forms including sound, text, images, and videos, as well as efficient transmission and AI digital human marketing functions. This capability can empower numerous industries and clients with highly effective marketing and video matrix capabilities by our 5G Multimodal Communication products. It can confer highly positive benefits to our clients in terms of brand enhancement, customer acquisition, market promotion and revenue uplift.

Sales and Distribution

Continuously bringing in client signings through the business development team

At this stage, it is the golden period for the company to seize market share using 5G AI multimodal platforms, and it is also a crucial period for enhancing market position. Therefore, the company has collaborated with three professional marketing agencies. Regardless of time costs, economic costs, or sunk costs, partnering with professional business development teams for marketing is the optimal choice. In this quarter, one of the promotional partners has already generated 10.08 million yuan (including tax) in revenue from 5G multimodal traffic top up services for the client introduced by the company (Xiamen Duoqiao). With the company’s AI technology upgrades in the 5G AI multimodal business and the continuous improvement of product competitiveness, we have also successively facilitated sales agreements with new clients such as Xiamen Star Miracle.

Key Customers and Agreements

As of March 31, 2024, Datasea’s Chinese operating entities, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), and Heilongjiang Xurui Technology Co., Ltd. (“Xurui Technology”) Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”) Guozhong Haoze (Beijing) Technology Co., Ltd. (“Guozhong Haoze”)and Guozhong Times (Beijing) Technology Co., Ltd. (“Guozhong Times”) have reached agreements with two important new clients: Hainuo Xintong (Qingdao) Network Technology Co., Ltd. (hereinafter referred to as “Hainuo”) and Xiamen Duoqiao Mai Network Technology Co., Ltd. (hereinafter referred to as “Xiamen Duoqiao”). These agreements allow Hainuo Xintong and Xiamen Duoqiao to purchase various denominations of 5G AI multimodel traffic top up card within 12 months of the agreement, ranging from RMB10 to RMB500 ($1.38 to $69.4). In just a few months after signing agreements with Hainuo Xintong and Xiamen Duoqiao, Qingdao OSaidi, Shuhai Beijing and its subsidiaries provided a 5G AI multimodel traffic top up service worth approximately $16.52 million (equivalent to RMB 117.93 million). From May 2023 to March 31 2024,the revenue from Maiduoqiao is $6.89million (equivalent to RMB49.19 million). From August 2023 to March 31 2024,the revenue from Hainuo Xintong is $4.96 million(equivalent to RMB 35.40 RMB).

As of March 31, 2024, Datasea’s Chinese operating entity, Guozhong Times (Beijing) Technology Co., Ltd. (hereinafter referred to as the “subsidiary”), has reached an agreement with an important new client, Qingdao OSaidi Network Technology Co., LTD According to the agreement,Qingdao OSaidi will purchase 5G AI multimodel traffic top up card ranging from RMB10 to RMB500 ($1.38 to $69.4) during the 12-month agreement period. From August 2023 to March 31 2024, revenue from Qingdao Osaidi’s was 4.67 million US dollars (equivalent to 33.35 million yuan).

As of March 31, 2024, Datasea’s Chinese operating entity, Guozhong Times (Beijing) Technology Co., LTD. (hereinafter referred to as the “Subsidiary”), re-entered into an agreement with an important customer, Xiamen Duoqiao Mai Network Technology Co., LTD. According to the agreement, Xiamen Duoqiao will purchase 5G AI multi-mode traffic top up cards ranging from 10 yuan to 500 yuan ($1.38 to $69.4) during the 12-month agreement period. As of March 31, 2024, Shuhai Beijing and its subsidiaries have provided 5G AI multimodel traffic top up services worth approximately $1.33 million (equivalent to RMB 9.51 million ).

Market Results

In terms of customer acquisition and marketing, the Company has continuously taken a series of strong measures to promote sales, which has truly achieved explosive growth in sales.

First, Datasea has several major products and services for different customers and needs, including 5G AI multimodal new media marketing service platform,5G AI multimodal Smart Agriculture (Digital Rural) Service Platform, 5G AI multimodal platform for small and micro-enterprise services platform and 5G AI multimodal traffic top up platform. 5G AI multimodal communication business applications applicable to various industries in China, and payment system applications combined with artificial intelligence (AI), big prediction mode and data analysis capabilities.

Secondly, Datasea has completed a revolutionary upgrade of its core 5G AI multimodal communication business with AI processing technology. Currently, it can achieve AI creation and generation of various information forms including sound, text, images, and videos, as well as efficient transmission and AI digital human marketing functions. This capability can empower numerous industries and clients with potent marketing and video matrix capabilities. It can contribute to clients in brand enhancement, customer acquisition, market promotion, and revenue uplift.

Thirdly, through its own sales team, the Company vigorously promotes and publicizes the Company’s research and development results and technology display in 5G sales, actively participates in important seminars and business fairs around the country, and deeply explores the target customers related to 5G news. Through painstaking efforts and keen business acumen, we have obtained a stable customer flow.

Furthermore, the Company also hired a professional 5G news business promotion team, and signed 5G communication marketing service agreements with some marketing companies that have many years of advantages in Internet of Things market development, operation and promotion services, have effective integration with mobile Internet enterprises, Internet of Things industry chain and other resources, and have strong channel expansion and sales and operation capabilities, to carry out in-depth cooperation. Quickly and effectively recruit high-quality partners for the Company to achieve rapid economic value transformation. Third party marketing companies bring us a large number of customers, which is our total sales growth engine.

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

Transparency and accountability are at the core of our ESG strategy. Datasea is committed to providing meaningful and accurate information about our ESG practices and performance to our stakeholders. This information will be disclosed through regular ESG reports along with accompanying sustainability statements. In line with this commitment, Ms. Zhixin Liu, the CEO of the Company, has been honored as an Integrity Entrepreneur and Integrity Manager in 2020, and elected as Vice President of the Shenzhen Female Entrepreneurs Association and Business Environment Supervisor in Heilongjiang Province in 2024, serving as a representative.

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

In 2024, the company continued to implement its team stock incentive plan, granting equity incentives to key members of the core R&D team who made significant contributions to the AI upgrade of the company’s 5G multimodal communication business and projects. This effectively retained core employees, attracted more high-end talents, deeply stimulated the vitality of corporate development, and formed a “value co-creation, risk sharing, and benefit sharing” community of interests and business community.

Public Welfare Activities, Giving Back to Society

The Company has been actively involved in various public welfare activities, including the “Love to Send You to School” charity assistance program, Sunshine Volunteer Charity Club, and other charitable activities. Ms. Zhixin Liu, the CEO of the Company, as a representative, was awarded the title of Charity Ambassador for the year 2020 by the China Charity Federation and received the title of Loving Entrepreneur for her participation in the “Love to Send You to School” charity assistance program and the Sunshine Volunteer Charity Club in 2021, and In 2023, elected as CEO, and Vice President of the Shenzhen Female Entrepreneurs Association.

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

New software Copyright and Patent acquired from July 1, 2023 to March 31, 2024

Software Copyright Owned by Shuhai jingwei

No.	Certification	Certificate No.
1	5G message comprehensive traceability analysis and data display system	Ruan Zhu Deng Zi No.12782739
2	The AI semantic copy generation system	Ruan Zhu Deng Zi No. 12664881
3	Multi-channel integrated payment management system	Ruan Zhu Deng Zi No.12779467
4	Voice interaction test system based on customer robot	Ruan Zhu Deng Zi No. 12777940
5.	Interactive accurate touch analysis platform	Ruan Zhu Deng Zi No. 12817101
6	Customer information security management system	Ruan Zhu Deng Zi No. 12782733
7	Customer marketing management system	Ruan Zhu Deng Zi No.12780563
8	ShuhaiJingwei 5G message call fee aggregation channel service platform	Ruan Zhu Deng Zi No.12779116
9	Satellite remote sensing integrated intelligent observation system	Ruan Zhu Deng Zi No.12778719
10	The Internet of Things interconnection service system	Ruan Zhu Deng Zi No. 12785025
11	Comprehensive marketing e-commerce platform	Ruan Zhu Deng Zi No.12782647
12	The Internet of Things terminal edge service form gateway platform	Ruan Zhu Deng Zi No.12821324
Software Copyright owned by Xunrui Technology
1.	Xunrui Internet of Things cloud platform V1.0	Ruan Zhu Deng Zi No.12450190
2.	Xunrui smart canteen security system V1.0	Ruan Zhu Deng Zi No.12576381

Patents Owned by Shuhai Beijing
1
1	CN2024100443501	An information interaction method and system based on 5G messages	Granted

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2024 and 2023, the Company had a net loss of approximately $4.14 million and $1.30 million, respectively. For the nine months ended March 31, 2024 and 2023, the Company had a net loss of approximately $6.0 million and $3.92 million, respectively. The Company had an accumulated deficit of approximately $34.06 million as of March 31, 2024, and negative cash flow from operating activities of approximately $5.95 million and $2.33 million for the nine months ended March 31, 2024 and 2023, respectively. The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of March 31, 2024, the Company had cash of $52,529.

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

Results of Operations

Comparison of the three Months ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 31, 2024 and 2023, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2024	% of Revenues	2023	% of Revenues
Revenues	$1,383,001		$84,555
Cost of revenues	1,373,130	99.3%	12,914	15.3%
Gross profit	9,871	0.7%	71,641	84.7%
Selling expenses	970,443	70.2%	45,002	53.2%
Research and development	71,178	5.1%	144,054	170.4%
General and administrative expenses	3,075,941	222.4%	755,334	893.3%
Total operating expenses	4,117,562	297.7%	944,390	1,116.9%
Loss from operations	(4,107,691)	(297.0)%	(872,749)	(1,032.2)%
Non-operating expenses, net	(34,134)	(2.5)%	17,343	20.5%
Loss before income taxes	(4,141,825)	(299.5)%	(855,406)	(1,011.7)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest from continuing operation	(4,141,825)	(299.5)%	(855,406)	(1,011.7)%
Income (loss) before noncontrolling interest from discontinued operation	-	-%	(441,659)	(522.3)%
Less: income (loss) attributable to noncontrolling interest from continuing operation	(105)	(0.01)%	(57)	(0.1)%
Less: income (loss) attributable noncontrolling interest from discontinued operation	-	-%	(1,849)	(2.3)%
Net loss to the Company from continuing operation	(4,141,720)	(299.5)%	(855,349)	(1,011.6)%
Net loss to the Company from discontinued operation	-	-%	(439,810)	(520.1)%
Net loss to the Company	$(4,141,720)	(299.5)%	(1,295,159)	(1,531.7)%

Revenues

We had revenues of $1,383,001 and $84,555 for the three months ended March 31, 2024 and 2023, respectively, which shows a $1,298,446 increase by comparing with the same period of 2023. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal communication business in China. For the three months ended March 31, 2024, revenues mainly consisted of service fees from our 5G AI multimodal communication service.

From January 1, 2024 to March 31, 2024, the Company generated revenue of $1,383,001, including $1,381,986 from the 5G AI multimodal communication business, $841 from the acoustic intelligence and $174 from others. From January 1, 2023 to March 31, 2023, the Company generated revenue of $84,555, including $8,760 from Hailijia series air purification and sterilizers, and $75,795 from others.

Cost of Revenues

We recorded $1,373,130 and $12,914 cost of revenues for the three months ended March 31, 2024 and 2023, respectively, which shows a $1,360,216 increase by comparing with the same period of 2023. For the three months ended March 31, 2024, cost of revenues was mainly the 5G Multimodal communication service platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G Multimodal communication. For the three months ended March 31, 2024, the cost of 5G Multimodal communication was $1.37 million, the cost of intelligent acoustics business was $482, and the cost of others was $172.  For the three months ended March 31, 2023, the cost of Hailijia series air purification and sterilizers was $5,756 and $7,158 from others.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $9,871 compared to $71,641 for the three months ended March 31, 2023, which shows a $61,770 decrease by comparing with the same period of last fiscal year. The decrease in gross profit was mainly due to the lower gross profit of 5G AI Multimodal communication service.

Gross margin is 0.7% and 84.7% for the three months ended March 31, 2024 and 2023. The decrease in gross profit margin was mainly due to the lower gross profit margin of 5G AI Multimodal communication service.

Measures to improve the gross profit margin of enterprises:

1.	Reasons for the Company’s choice of temporary cost leadership strategy: Due to the fierce competition in the 5G AI Multimodal communication business market, the Company has established a good cooperative relationship with major customers in order to quickly occupy the market, promote the Company’s 5G AI Multimodal communication business, and temporarily yield profits at this stage, which is a period of market expansion.

2.	Sales rebate and marketing reasons: In the marketing of 5G AI Multimodal communication business, centralized procurement is made for customers’ prepaid accounts to ensure the security of the Company’s funds. At this stage, sales to customers have a certain amount of sales rebates and marketing expenses. In order to reduce the simplicity of financial accounting and the simplicity of settlement, the Company has reached an agreement with customers and directly included in the cost.

3.	According to the progress of the Company’s strategic development, the cost of marketing promotion and sales rebate will be reduced and the gross profit rate will gradually increase after the customer group is stable and competitive.

4.	The Company vigorously expands 5G related businesses, the most important purpose is to obtain market traffic and improve market brand influence. It can let more people know about the Company, and increase its exposure and visibility. 5G related services have become a tool to attract traffic and improve brands, which can drive revenue of other projects.

5.	Actively carrying out 5G AI Multimodal communication related business can attract more users’ attention and establish a good interactive relationship with users, which can firmly obtain a large number of loyal long-term user groups for the company, which has great potential for us to expand other revenue businesses and obtain new profit growth. It can drive business and revenue expansion in 5G refueling cards, 5G Internet of Things and other fields.

6.	Upgrade the business model, add new acoustic intelligent products, different industry application fields, and high additional fields to improve the gross profit margin.

From the perspective of market prospects, according to the prediction of Global Association for Mobile Communication Systems, by 2025, the number of 5G connections in China will exceed the sum of North America and Europe, ranking first in the world. The number of 5G connections will reach 460 million, accounting for 28% of the total connections in the country. 5G messaging has become an international standard.2 China will become one of the largest single contributors to the global growth of mobile internet users in the coming years, accounting for nearly 20% of the total global increase.

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $970,443 and $45,002 for the three months ended March 31, 2024 and 2023, respectively, representing an increase of $925,441 or 2,056.4%. The increase was mainly due to the increased advertising and marketing expenses by $949,619, which was partly offset by a decrease in payroll expense of salespersons by $22,805 and decreased meal and entertainment expense by $914.

Currently, we are focusing on expanding the Company’s leading intelligent acoustics technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $71,178 and $144,054 during the three months ended March 31, 2024 and 2023, respectively, which shows a $72,876 or 50.6% decrease by comparing with the same period of 2023.

Research and development expenses of $71,178 for the three months ended March 31, 2024. The Company’s research and develop results include but are not limited to the following:

As one of the leading service providers in the field of 5G multimodal communication in China, Datasea’s 5G multimodal communication products efficiently integrate text messages, multimedia messages, session messages, value-added services, and more into one, supporting a wide range of application services. Users do not need to install any apps or mini-programs, enjoying features such as no need for attention, download, or installation. Based on users’ phone numbers, the system utilizes the native SMS application channel to reach users’ mobile terminals, ensuring high reachability, rich media content, strong interactivity, and convenient service capabilities. The intelligent customer service system incorporates personalized dialogue bots, supporting simultaneous service to multiple users. Datasea’s 5G multimodal communication products feature one-click activation of chatbots, automated conversation interactions, multi-scenario templates, compatibility with multiple business channels, and support for brand and enterprise accounts, serving as a powerful tool for private domain marketing. With easy operation, users can effortlessly complete service discovery, search, payment, and other business experiences within the SMS page.

Datasea has completed a revolutionary upgrade of its core 5G multimodal communication business with AI processing technology. Currently, it can achieve AI creation and generation of various information forms including sound, text, images, and videos, as well as efficient transmission and AI digital human marketing functions. This capability can empower numerous industries and clients with potent marketing and video matrix capabilities. It can contribute to clients in brand enhancement, customer acquisition, market promotion, and revenue uplift.

The Company is one of the pioneers in introducing the global concept of “acoustic effects.” And our acoustics high tech products business represents where we want to go as a company. Our acoustic effects are derived by reverse engineering sound characteristics and developing processing mechanisms from the perspective of how sound impacts on people and objects. This has led us to develop acoustic products that address real-world problems across a range of industries, including acoustic industrial, acoustic agriculture, acoustic medical aesthetics, acoustic medical health. During the reporting period, the company continued to upgrade its existing series of soundwave disinfection products, including the HAILIJIA soundwave smart Cloakroom (physical/electronic) dehumidification and disinfection, bathroom model deodorization and disinfection products; as well as the Xingmi Sleep Aid (non-contact sleep assistance for sleep) - a refreshing product developed for long-distance buses, long-distance trucks, and workplace individuals; and non-contact soundwave beauty products developed for household use.

General and administration expenses increased $2,320,607, or 307.2% from $755,334 during the three months ended March 31, 2023 to $3,075,941 during the three months ended March 31, 2024. The increase was mainly attributed to increased stock compensation expense by $2,525,000 and increased property management fee by $22,368, which was partly offset by decreased professional fee by $218,094, and decreased other expenses by $8,667.

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

Non-Operating Income (Expenses), net

Non-operating expenses were $34,134 for the three months ended March 31, 2024, consisting mainly of interest income of $217 and other expenses of $34,351. Non-operating income was $17,343 for the three months ended March 31, 2023, consisting mainly of interest income of $19 and other income of $17,324.

Net Loss from Discontinued Operation

We generated net loss from discontinued operation of $ nil and net loss of $439,810 for the three months ended March 31, 2024 and 2023, respectively.

Net Loss from continuing operation

We generated net losses from continuing operation of $4,141,720 and $855,349 for the three months ended March 31, 2024 and 2023, respectively, an $3,286,371 or 384.2% increase by comparing with the same period of 2023. The increase in net loss was mainly due to the increase in operating expenses as explained above.

Comparison of the Nine Months ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the nine months ended March 31, 2024 and 2023, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2024	% of Revenues	2023	% of Revenues
Revenues	$19,612,213		$216,014
Cost of revenues	19,425,372	99.0%	108,944	50.4%
Gross profit	186,841	1.0%	107,070	49.6%
Selling expenses	2,204,834	11.2%	194,704	90.1%
Research and development	343,553	1.8%	399,494	184.9%
General and administrative expenses	4,392,457	22.4%	2,506,693	1,160.4%
Total operating expenses	6,940,844	35.4%	3,100,891	1,435.5%
Loss from operations	(6,754,003)	(34.4)%	(2,993,821)	(1,385.9)%
Non-operating expenses, net	(86,456)	(0.4)%	(18,129)	(8.4)%
Loss before income taxes	(6,840,459)	(34.9)%	(3,011,950)	(1,394.3)%
Income tax expense	-	-%	8	(0.004)%
Loss before noncontrolling interest from continuing operation	(6,840,459)	(34.9)%	(3,011,958)	(1,394.3)%
Income (loss) before noncontrolling interest from discontinued operation	833,546	4.3%	(1,130,139)	(523.2)%
Less: loss attributable to noncontrolling interest from continuing operation	(10,098)	(0.1)%	(8,924)	(4.1)%
Less: loss attributable noncontrolling interest from discontinued operation	-	-%	(209,701)	(97.1)%
Net loss to the Company from continuing operation	(6,830,361)	(34.8)%	(3,003,034)	(1,390.2)%
Net income (loss) to the Company from discontinued operation	833,546	4.3%	(920,438)	(426.1)%
Net loss to the Company	$(5,996,815)	(30.6)%	(3,923,472)	(1,816.3)%

Revenues

We had revenues of $19,612,213 and $216,014 for the nine months ended March 31, 2024 and 2023, respectively, which shows a $19,396,199 increase by comparing with the same period of 2023. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal communication business in China. For the nine months ended March 31, 2024, revenues mainly consisted of service fees from our 5G AI Multimodal communication.

From July 1, 2023 to March 31, 2024, the Company generated revenue of $19,612,213, including $19,538,768 from the 5G AI multimodal communication business, $69,462 from other services and $3,983 from the acoustic intelligence. From July 1, 2022 to March 31, 2023, the Company generated revenue of $216,014, including $46,236 from Smart Public broadcasting projects, $93,921 from Hailijia series air purification and sterilizers, and $75,857 from others.

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

The Company’s top five customers for 5G AI Multimodal communication business at this stage are Xiamen Duoqiao Mai Network Technology Co., LTD., Hainuo Xintong (Qingdao) Network Technology Co., LTD., Qingdao Osaidi Network Technology Co., LTD., Qingdao Ruicheng Lida Network Technology Co., LTD., and Weihai Hongyun Shihao Information Technology Co., LTD.. Through close business cooperation, the above customers have become stable and loyal partners of the Company, and will work together in the future.

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

At present, the Company’s research and development technology in 5G AI Multimodal communication is leading in the industry. After long-term expansion of customer groups, it has formed a stable customer group. At present, the Company has also hired a professional 5G Multimodal communication business promotion team. We signed 5G communication marketing service agreements with some marketing companies that have many years of advantages in iot market development, operation and promotion services, have effective integration with mobile Internet enterprises, iot industry chain and other resources, and have strong channel expansion and sales and operation capabilities to carry out in-depth cooperation. This business segment belongs to the stable growth of the company’s business, and in the future, the company will continue to grow steadily, steadily and rapidly in the 5G AI Multimodal communication business segment.

Cost of Revenues

We recorded $19,425,372 and $108,944 cost of revenues for the nine months ended March 31, 2024 and 2023, respectively, which shows a $19,316,428 increase by comparing with the same period of 2023. For the nine months ended March 31, 2024, cost of revenues was mainly the 5G AI Multimodal communication platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G AI Multimodal communication. For the nine months ended March 31, 2024, the cost of 5G AI Multimodal communication was $19.35 million, the cost of other services was $68,314 and the cost of intelligent acoustics business was $2,342. For the nine months ended March 31, 2023, the cost of Smart Public broadcasting projects was $36,082, the cost of Hailijia series air purification and sterilizers was $43,386 and $29,476 for others.

Gross Profit

Gross profit for the nine months ended March 31, 2024 was $186,841 compared to $107,070 for the nine months ended March 31, 2023, which shows a $79,771 increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the increase in sales for the nine months ended March 31, 2024.

Gross margin is 1.0% and 49.6% for the nine months ended March 31, 2024 and 2023. The decrease in gross margin was mainly due to the lower gross profit margin of 5G AI Multimodal communication service.

In 2023, the 5G AI Multimodal communication business of Shuhai Information accounts for a relatively big proportion of the total revenue, because, at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the traffic top up business is generally low. As a result, the annual gross profit margin decreased from the previous year. The Company’s focus in this business is to integrate new resources, expand new businesses related to 5G, combine the Company’s years of deep cultivation and accumulation in 5G news, and take this opportunity to open up more 5G-related businesses to increase the Company’s revenue and new business.

In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales. The improvement of gross profit margin shows that the Company’s measures to improve gross profit margin are gradually showing effect: 1) costs will be reduced by economic scale over a larger number of customers base and the increase in production; 2) the Company, by adopting the differentiation strategy, grows brand recognition and customer loyalty, strengthening the Company’s pricing power; 3) As the scale of 5G AI multimodal communicaiton traffic top up services and the number of serviced customers, along with service quality, continue to improve, customized and value-added services, as well as service fees, will gradually increase. This will boost the profitability of the Company’s related businesses. The Company will continue to increase the share of high gross profit products in the sales while increasing the revenue, so as to further improve the gross profit rate and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $2,204,834 and $194,704 for the nine months ended March 31, 2024 and 2023, respectively, representing an increase of $2,010,130 or 1,032.4%. The increase was mainly due to the increased advertising and marketing expenses by $2,145,777, which was partly offset by decreased in payroll expense of salespersons by $125,087, and decreased service fee by $9,694.

Currently, we are focusing on expanding the Company’s leading intelligent acoustics technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $343,553 and $399,494 during the nine months ended March 31, 2024 and 2023, respectively, which shows a $55,941 or 14.0% decrease by comparing with the same period of 2023.

Research and development expenses of $343,553 for nine months ended March 31, 2024. The Company’s research and develop results include but are not limited to the following:

As one of the leading service providers in China’s 5G AI Multimodal communication field, Datasea has several primary products and services targeting different customers and needs, including: 5G AI multimodal new media marketing service platform,5G AI multimodal Smart Agriculture (Digital Rural) Service Platform, 5G AI multimodal platform for small and micro-enterprise services platform and 5G AI multimodal traffic top up platform. 5G AI multimodal communication business applications applicable to various industries in China, and payment system applications combined with artificial intelligence (AI), big prediction mode and data analysis capabilities.

Our Acoustics and 5G intelligent products and solutions are able to serve more than 48.42 million enterprises and businesses of all types (over 99% are SMEs) and households in China with digital and intelligent services.

Market Promotion Team

The company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the company and facilitate the signing of contracts with these new clients.

General and administration expenses increased $1,885,764, or 75.2% from $2,506,693 during the nine months ended March 31, 2023 to $4,392,457 during the nine months ended March 31, 2024. The increase was mainly due to increased stock compensation expense by $2,525,000, which was partly offset by decreased rent expense by $310,099, decreased payroll expense by $89,593, decreased depreciation expense by $64,496, decreased property management fee by $41,531, decreased auto expense by $41,441, decreased leaseholder improvement expense by $29,206, and decreased legal expenses by $63,000.

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

Non-Operating Expenses, net

Non-operating expenses were $86,456 for the nine months ended March 31, 2024, consisting mainly of interest income of $1,946 and other expenses of $88,402. Non-operating expenses were $18,129 for the nine months ended March 31, 2023, consisting mainly of interest income of $112 and other expenses of $18,241.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546 (which was the gain on disposal of Zhangxun), and net loss of $ 920,438 for the nine months ended March 31, 2024 and 2023, respectively.

Net Loss from continuing operation

We generated net loss from continuing operation of $6,830,361 and $3,003,034 for the nine months ended March 31, 2024 and 2023, respectively, an $3,827,327 or 127.4% increase by comparing with the same period of 2023. The increase in net loss was mainly due to the increase in operating expenses which was partly offset by increased gross profit as explained above.

Accounts receivable

The operating revenue of the nine months ended March 31, 2024was $19,612,213, the balance of accounts receivable was $17,044 at March 31, 2024. In the same period last year, the operating revenue was $216,014, and the accounts receivable balance was $975,020 at March 31, 2023. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To enhance our ability to continue to operate as a going concern, we are dedicating resources to generate recurring revenues and sustainable operating cash flows.

We expect to generate revenues through expanding our current 5G AI multimodal communication business and acoustic intelligence business, and through continuous product innovation and development as well as various types of value-added services. In order to maintain working capital sufficient to support our operations and finance the future growth of our business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of March 31, 2024, we had a working capital of $424,306 or a current ratio of 1.19:1, and our current assets were $2,617,562. As of June 30, 2023, we had a working capital deficit of $3,617,058 or a current ratio of 0.26:1. Our current assets were $1,289,517.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2024 and 2023, respectively.

	2024	2023
Net cash used in operating activities	$(5,954,352)	$(2,328,369)
Net cash used in investing activities	$(108,911)	$(32,714)
Net cash provided by financing activities	$6,209,131	$2,243,925

Cash Flow from Operating Activities

Net cash used in operating activities was $5,954,352 during the nine months ended March 31, 2024, compared to net cash used in operating activities of $2,328,369 during the nine months ended March 31, 2023, an increase in cash outflow of $3,625,983. The increase in cash outflow was mainly due to increased net loss by $1,864,816, increased cash outflow on prepaid expenses and other current assets by $1,776,151, increased gain on disposal of subsidiary by $833,539, decreased cash inflow on operating lease expense by $357,457, decreased cash inflow on accounts payable by $1,232,738, decreased cash inflow on accrued expenses and other payables by $795,646, increased cash outflow on unearned revenue by $281,998, which was partly offset by stock compensation expense by $2,520,322, decreased cash outflow on account receivable by $700,505, decreased cash outflow on payment on operating lease liabilities by $292,297 and decreased cash outflow on inventory by $105,988.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $108,911 for the nine months ended March 31, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $3,692, cash paid for acquisition of intangible assets by $105,184, and cash loss due to disposal of subsidiary of $35. Net cash used in investing activities totaled $32,714 for the nine months ended March 31, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $2,168, cash paid for acquisition and development of software systems of $2,335, and long-term investment into high-tech companies of $28,905, which was partly offset by cash received from disposal of fixed assets by $694.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,209,131 during the nine months ended March 31, 2024, which was the net proceeds from due to related parties of $417,174 and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $2,269,329. Net cash provided by financing activities was $2,243,925 during the nine months ended March 31, 2023, which was the net proceeds from loans payable of $1,692,853 and increase in due to related parties of $551,072.

Loan from the unrelated parties

On April 24, 2022, the Company entered a loan agreement with an unrelated party Mr. Wanli Kuai for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. On September 15, 2023, the Company, its CEO and Mr. Wanli Kuai entered a Debt Transfer Agreement, wherein the Company’s CEO transferred the Company’s debt of RMB 5,207,962 ($0.73 million) that was owed to her to Mr. Wanli Kuai.  On October 9, 2023, the Company entered into a Debt Transfer and Offset Agreement with Mr. Wanli Kuai and Guorui Innovation. This agreement was resulted from the termination of a Marketing and Promotion agreement among the Company and Guorui Innovation, which Guorui Innovation needs to repay the Company in full for RMB 13,000,600 ($1,810,719) due to cancellation of the agreement (see Note 5). Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5). During the three and nine months ended March 31, 2024, the Company repaid $nil and $2.3million to this unrelated party. As of March 31, 2024 and June 30, 2023, the outstanding loan balance to the unrelated party was $nil and $1,310,306, respectively as a result of the Debt Transfer and Offset Agreement.

As of March 31, 2024, the total liabilities of Datasea are $2,193,256, which shows a 65.4% decrease from June 30, 2023. The decrease of liability is due to the repayment to related party by $448,364, decreased accrued expenses and other payables by $830,569, decreased lease liability by $55,010, decreased unearned revenue by $555,114, and decreased accounts payable by $738,304, and decreased loan payable by $1,513,928.

Cash inflows generated from financing activities for the nine months ended March 31, 2024 were $6,209,131, compared to $2,243,925 in the same period last year. This year’s net cash inflows are 177% more than last year’s net cash inflows from financing activities, this is entirely due to the Company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Analysis of several index

For the nine months ended March 31, 2024 and the nine months ended March 31, 2023, revenue was $19,612,213 and $216,014, respectively. Operating income increased by $193,96,199 over the same period of last year, an increase of 8,979% over the same period of last year, the main reason for the substantial growth is that the company locates currently in the 5G AI multi-model R&D technology which belongs to the industry leader, after long-term expansion of customer groups, the company has formed a stable customer group. This is closely related to the company’s technological research and development achievements over the years, personnel support, market promotion, the company’s upstream and downstream chain opening up, customer maintenance and technical experience accumulation, and eventually form a huge loyal customer base, but also closely related to the thriving vitality of the 5G AI multi-model business market.

For the nine months ended March 31, 2024 and the nine months ended March 31, 2023, the Company’s gross profit was $186,841 and $107,070, respectively. Gross profit increased by $79,771 from the same period last year, an increase of 74.5% from the same period last year, and the current period increased market share and revenue significantly, so the gross margin increased simultaneously. The increase in gross profit margin means that the company’s development and operation has great potential ability.

As of March 31, 2024 and June 30, 2023, the Company’s cash balance was $52,529 and $19,728, respectively, an increase of $32,801, or 1.66 times, from the beginning of the period. The main reason is that the company successfully obtained financing during this period, absorbed social funds, expanded the scale of the company, enhanced the visibility of the company, enhanced the competitiveness of the company, provided strong financial support for the company’s business expansion and projects, and used for technology research and development, market expansion, corporate brand building, etc., laying a solid foundation for the sustainable development of the company. The increased demand for products and services brought about by the company’s increased sales revenue and the expansion of financing channels brought about by a number of capital inflows, the company to optimize the asset structure, enhance the corporate capital capacity and liquidity.

As of March 31, 2024 and June 30, 2023, the Company’s accounts receivable balance was $17,044 and $255,725, respectively, a decrease of $238,681 or 93.34% from the prior period. Mainly, the company reduces the occurrence of bad debts by strengthening the credit evaluation of customers, while strengthening the collection of customers, improving the collection efficiency, shortening the account period, and increasing cash liquidity. The company has a good sales recovery situation, accelerates the speed of capital turnover, greatly improves the turnover rate, and improves the management efficiency of accounts receivable.

As of March 31, 2024 and June 30, 2023, the Company’s inventory balance was $184,137 and $241,380, respectively, a decrease of $57,243 or 23.71% from the beginning of the period, mainly because the Company realized the importance of inventory management and was screening inventory management software more suitable for enterprises. Plan to optimize the inventory management by optimizing the supply chain and improving the procurement process, and further improve the inventory turnover rate. To accelerate the expansion of the sales market, the company expands the sales scale of products by developing new sales channels, expanding new markets, strengthening advertising and other ways, so that the inventory can be quickly realized and the efficiency of capital use can be improved.

As of March 31, 2024 and June 30, 2023, the capital reserve balance was $35,058,598 and $24,148,868, respectively, an increase of $10,909,730 from the beginning of the period or 45.18% from the beginning of the period, primarily due to an increase in the Company’s share issuance. An increase in stock issuance can provide a company with more capital reserves to help it meet future challenges. For the company, the increase in stock issuance has introduced a large number of high-quality funds, which is conducive to the integration of upstream and downstream enterprises and can promote the growth of the company’s performance. The company’s financial strength, market competitiveness and corporate reputation have also been greatly improved.

As of March 31, 2024 and June 30, 2023, the Company’s current operating lease liabilities were $96,079 and $124,640, respectively, a decrease of $28,561, or 22.91%, from the beginning of the period. The Company’s non-current operating lease liabilities were US $0.00 and US $26,449.00 respectively, a decrease of US $26,449.00 and 100% compared with the beginning of the period, mainly because the Company combined actual operating needs to achieve the purpose of saving resources, reducing expenses and reducing liabilities. Reasonable overall planning has been made for the operating leasing area and leasing cost of each parent and subsidiary company of the Group, so as to reduce the use area as much as possible, reduce unnecessary expenses, optimize resource allocation and improve efficiency while meeting the daily office needs. Save costs and improve the overall profits of enterprises.

As of March 31, 2024 and June 30, 2023, the Company’s accounts payable were $266,755 and $1,005,059, respectively, a decrease of $738,304 from the previous period, or 73.46% from the beginning of the period, mainly due to the Company’s optimization of liabilities and reduction of debt ratio according to the capital position. Better maintain a good and stable relationship with suppliers, enhance the capital turnover ability and supply chain management ability.

As of March 31, 2024 and June 30, 2023, the Company’s non-current liabilities were US $0 and US $1,427,970, respectively, a decrease of US $1,427,970 compared to the beginning of the period, mainly due to the increase in the Company’s revenue during the current period, the successful financing and absorption of social funds, the Company’s enhanced ability to obtain cash, the optimization of its asset structure, and the reduction of illiquid liabilities. Reduce liability risk.

As of March 31, 2024 and March 31, 2023, the Company’s net cash increase was US $32,801 and decrease US $ 121,062, respectively, an accumulated increase of US $153,863 by comparing with the previous period, and the current cash inflow was greater than the cash outflow, which was a significant improvement over the negative net cash of the previous year. By optimizing capital management and operation management, strengthen the management and control of investment and financing activities, maintain a good cash flow situation, so as to better cope with market competition and achieve sustainable development of enterprises.

Going forward

Datasea is currently in the process of transitioning from a China-centric company to a global entity. Our commitment is to evolve into an international technology firm, with manufacturing facilities, intellectual property presence, sales networks, and customer bases strategically positioned in the United States. We aspire to attain international leadership in research and development, technological collaborations, talent development, and solidify our footprint in the U.S. market. Our primary objective is to deliver cutting-edge artificial intelligence solutions, particularly in acoustic high tech, contributing to the advancement of the global digital landscape. To realize this vision, the Company’s management has outlined the following plans:

●	Expansion of Acoustic high tech Products:

●	Diversifying applications in acoustic engineering, agriculture, medicine, beauty, and healthcare.

●	Continuing Advancements in 5G Multimodal Communication Business:

●	Actively pursuing market share capture.

●	Improving gross profit margins.

●	Strategic Mergers and Acquisitions (M&A):

●	Obtaining a leading position and greater control over the supply chain in the acoustic intelligence industry, with a focus on the U.S. market.

●	Facilitating ongoing beneficial vertical integration.

●	Strengthen vertical integration and technological cooperation:

●	Promote ongoing beneficial vertical integration, maintain cooperation with top technology institutions domestically and internationally, and stimulate demand through research and innovation

●	Global Sales Expansion:

●	Achieving localization of core products.

●	Aligning with diverse customer demands on a global scale.

●	Advancing Internationalization Strategy:

●	Fostering innovation.

●	Strengthening our position within the acoustic intelligence sector.

●	Brand Enhancement:

●	Elevating the Company’s brand awareness through omni-channel marketing.

●	Obtaining PCT international patents to enhance the value of intangible assets.

●	Client Loyalty and Customer Service:

●	Maintaining client loyalty through outstanding customer service.

●	Offering an exclusive service experience with appropriate transparency and publicity.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending March 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATASEA INC.

Date: May 13, 2024	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: May 13, 2024	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)