Form 10-K
period 2024-06-30
DATASEA INC.
filed 2024-09-26
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and FF“emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant as at December 30, 2022, computed by reference to the closing price of $3.52 for the Registrant’s common stock on December 29, 2023, as reported on Nasdaq Capital Market, was approximately $13,358,252.

As of September 24, 2024, 5,154,778 shares of common stock, $0.001 par value per share, were issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2024

i

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

Our business operations are primarily based in China, and the VIE and its subsidiaries are subject to certain legal and operational risks associated with being based in China. On December 28, 2021, the Cyberspace Administration of China (“CAC”), and 12 other relevant PRC government authorities published the amended Cybersecurity Review Measures, which came into effect on February 15, 2022. The final Cybersecurity Review Measures provide that a “network platform operator” that possesses personal information of more than one million users and seeks a listing in a foreign country must apply for a cybersecurity review. Further, the relevant PRC governmental authorities may initiate a cybersecurity review against any company if they determine certain network products, services, or data processing activities of such company affect or may affect national security. As of the latest practicable date, our Company, the VIE and its subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. We do not believe that we are subject to: (a) the cybersecurity review with the CAC, as we do not possess a large amount of personal information in our business operations, and our business does not involve the collection of data that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions. On February 17, 2023, the China Securities Regulatory Commission (“CSRC”), issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. We are required by the Trial Measures to submit a filing to the CSRC and complete the filing procedures of any overseas public offering, but there is no certainty that we will be able to complete such filings in a timely manner. Any failure or perceived failure by us to comply with such filing requirements under the Trial Measures may result in forced corrections, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities. It remains highly uncertain the impact of such modified or new laws and regulations will have on our daily business operation, our ability to accept foreign investments and list on an U.S. or other foreign exchange. As a result of the legal and operational risks associated with us being based in and having the majority of our operations in China, such risks could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 58.

Since 2021, the Chinese government has strengthened its anti-monopoly supervision, mainly in three aspects: (1) establishing the National Anti-Monopoly Bureau; (2) revising and promulgating anti-monopoly laws and regulations, including: the Anti-Monopoly Law (draft Amendment published on October 23, 2021 for public opinions), the anti-monopoly guidelines for various industries, and the detailed Rules for the Implementation of the Fair Competition Review System; and (3) expanding the anti-monopoly law enforcement targeting Internet companies and large enterprises. As of the date of this report, the Chinese government’s recent statements and regulatory actions related to anti-monopoly concerns have not impacted our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange because neither the Company nor its PRC operating entities engage in monopolistic behaviors that are subject to these statements or regulatory actions. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 58.

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

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the Public Company Accounting Oversight Board (“PCAOB”) is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 18, 2020, the HFCAA was signed into law. On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act (“HFCAA”), which became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years. In addition, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), and on December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”) was signed into law by President Biden, which contained, among other things, an identical provision to the AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading. Our auditor, an independent registered public accounting firm that issued the audit report with this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in New York and has been inspected by the PCAOB on a regular basis. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 58 for more information.

Our contractual agreements with the VIE have not been tested in court in China and this structure involves unique risks to investors. For example, the PRC government could disallow the VIE arrangements, which would likely result in a material change in our operations and structure and significant change in the value of our securities. Such could cause the value of such securities to significantly decline or become worthless. See “Risk Factors—Risks Relating to our Corporate Structure” and the associated risk factor on page 54 for more information.

Below is our organizational chart as of the date of this annual report.

Zhixin Liu
Fu Liu
Other Holder
24.99%
18.76%
56.25%
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

v

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

PART I

Item 1. Description of Business

Overview

Company Structure

Datasea Inc. is a technology company incorporated in Nevada, USA, on September 26, 2014, with subsidiaries and operating entities located in Delaware, US, and China. The company provides acoustic business services (focusing on high-tech acoustic technologies and applications such as ultrasound, infrasound, and Schumann resonance), 5G application services (5G AI multimodal digital business), and other products and services to various corporate and individual customers.

In the acoustic business sector, Datasea is a global pioneer of the “acoustic effect” concept. Utilizing global leading “Acoustics + AI” precision manufacturing as the digital application framework, and leveraging sound wave technologies combined with acoustic effects as the technological system, the company outputs acoustic high-tech products and solutions worldwide. Datasea strives to be a leader in the development of China’s high-tech precision manufacturing in the acoustic industry. Our products have wide-ranging applications across various industries and sectors, including acoustic agriculture, acoustic industry, acoustic medicine, acoustic health, and acoustic IoT technologies. In the 5G application sector, Datasea provides digital and intelligent services to enterprises and individual users in China, leveraging AI, machine learning, and data analytic capabilities to offer a wide range of 5G application products and solutions.

For the fiscal year ending June 30, 2024, our revenue was $23,975,867, reflecting a 558.6% increase compared to the same period in 2023. This revenue growth is primarily due to the rapid expansion of our 5G AI multimodal communication business in China, with the company’s 5G AI digital business maintaining a leading position in the industry. Our growing customer base continues to support substantial business growth.

Additionally, as of the date of September 20, the company has received approximately RMB 152.40 million (equivalent to $21.37 million) in cash prepayments from large customers of our 5G AI multimodal digital business. These prepayments represent service obligations that have not yet been recognized as revenue for this fiscal year and will be recognized in future financial statements. The total value of contracts currently in execution, which will be recognized as revenue, exceeds $100 million.

Datasea’s common stock currently listed on the Nasdaq Capital Market are shares of our Nevada holding company that maintains service agreements with the associated operating companies which enable us to consolidate the financial results of the VIE and its subsidiaries with Datasea’s corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 34 and “VIE Agreements” on page 5.

Datasea is not a Chinese operating company but a Nevada-based holding company with its Delaware subsidiary, Datasea Acoustics LLC, serving as our U.S.-based international business platform. Additionally, through the Company’s subsidiary in China – Tianjin Information Sea Information Technology Co., Ltd (“Shuhai Tianjin”) and the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), we carry out business activities in China, along with their subsidiary entities. Shuhai Beijing possesses cutting-edge products and solutions in acoustics high tech and 5G AI multimodal digital applications to support commercial enterprises, households and individuals in China.

The development and internationalization of acoustic products, including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, have always been a crucial strategy for the Company. Following the establishment of its wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware in July 2023, the Company has actively implemented its global strategy. As of the date of this report, the Company has partnered with several well-known U.S. online retailers and local smart product distributors, including iPower Inc. (NASDAQ: IPW) and Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia, to expand the online and physical store distribution of its acoustic-related products in the U.S. Additionally, in collaboration with the renowned U.S. intellectual property firm Paul & Paul, we are actively pursuing patent applications and acquiring high-quality patents to build a strong international intellectual property portfolio. Focusing on the core area of acoustic high-tech, we are seeking potential merger and acquisition targets in applications for agriculture and industry, acoustic medical aesthetics, acoustic health, and acoustic IoT technologies. This is part of our strategy for international expansion through mergers and acquisitions. On October 16, 2023, the Company’s Delaware-based subsidiary, Datasea Acoustics LLC, signed a marketing promotion and sales cooperation agreement with Meglio to develop, promote, and distribute itsacoustics high tech products in the U.S. On April 19, 2024, the Company entered into a Framework Agreement with iPower Inc. (NASDAQ: IPW) for product cooperation, marking the beginning of a joint effort to enhance product distribution in the U.S. online market.

On the other hand, Datasea continues to invest in the research and application of 5G AI multimodal digital technology, aiming to provide customers with cutting-edge intelligent solutions. As a pioneer in China’s 5G multimodal digital field, Datasea deeply integrates the high-speed, low-latency capabilities of 5G networks with AI and big data processing technologies to create a comprehensive AI multimodal digital platform spanning multiple industries. Datasea’s AI multimodal digital products and solutions are widely applied in areas such as rural revitalization, healthcare, and logistics, helping over 48.42 million enterprises and households in China (with over 99% being small and medium-sized enterprises) by providing digital and intelligent services, driving industrial upgrades and fostering innovative development.

Technology and Innovation

Datasea is one of the global initiators of the concept of “acoustic high-tech.” By leveraging cutting-edge “acoustic + AI” precision manufacturing for digital applications and integrating acoustic technology with digital electronics, we aim to deliver advanced acoustic high-tech products and solutions worldwide, positioning ourselves as a leader and pioneer in China’s high-tech precision manufacturing within the acoustic industry.

The company focuses on the acoustic high-tech industry, particularly in the research of ultrasound, infrasound, and Schumann resonance technologies. By analyzing and introducing new industry segments within acoustic high-tech, we drive the development and application of these technologies, including in-depth research on non-audible mechanical wave effects, which distinguishes us from others in the field. We combine acoustic chemistry, mechanical transduction, and vibrational dynamics with artificial intelligence (AI), large language models, and data analytics. Our acoustic high-tech products and 5G AI multimodal communication solutions serve over 48.42 million enterprises (with over 99% being small and medium-sized enterprises) and households in China.

Datasea, rooted in the acoustic intelligence industry, is advancing rapidly in terms of technological innovation, product creation, and industry application. The company emphasizes deep domestic and international collaboration and fosters the integration of industry, academia, and research. Focusing on the acoustic intelligence industry, we have established five key segments in the acoustic sector, leading the industry forward and providing cutting-edge acoustic intelligence technologies and products.

As of the date of this report, Shuhai Beijing and its subsidiaries own 21 Patents and 139 Software Copyrights in the PRC, which include 9 pending patent applications in core technologies, to empower and grow the business. In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

The Company holds an outstanding position in the field of acoustics, particularly in areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for oint laboratories to enhance the integration and collaboration of research resources. These collaborations and the establishment of these laboratories further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

China’s inaugural White Paper on High-Tech Acoustic Industry.Additionally, the company has jointly released China’s first white paper on the high-tech acoustic industry with the Ministry of Industry and Information Technology, the Key Laboratory for Artificial Intelligence Technologies and Applications Evaluation, and the Cloud Computing and Big Data Research Institute of the China Academy of Information and Communications Technology. This white paper provides a comprehensive analysis and authoritative presentation of acoustic technology, its commercialization, and industry prospects. It discusses in detail the application of high-tech acoustics in various sectors, showcases Datasea’s proactive initiatives in leading industry development, and highlights the company’s leading position in the high-tech acoustic field both in China and globally. The white paper not only demonstrates Datasea’s pioneering role in setting industry standards but also further consolidates the company’s strategic importance in advancing acoustic technology on both a national and global scale.

Business Strategy

Sustained Revenue Growth: Implement strategic initiatives such as expanding the sales team, enhancing distribution networks, exploring new markets in both domestic and U.S. regions, and offering value-added services to drive continuous revenue expansion.

Technological Innovation: Datasea continues to invest in research and development (R&D) to maintain its leading position in the field of non-audible mechanical wave effects in acoustics. This includes leveraging the cavitation, thermal, and mechanical effects of ultrasound to meet various application needs, such as disinfection, pesticide-free pest control for crops, livestock and pet health management, skincare, and medical wellness. These innovations are designed to address global market demands and ensure a competitive edge.

Additionally, Datasea is continuously upgrading its core 5G AI multimodal digital business through AI processing technology. This includes AI-driven creation and generation of various information forms, such as sound, text, images, and videos, as well as efficient transmission and AI digital marketing functions. These advancements ensure Datasea’s leading position in shaping the 5G digital technology landscape.

International Expansion: Focus on international growth, particularly in the U.S. market. Leverage the operations of U.S. subsidiaries, engage in mergers and acquisitions, ensure compliance, adapt to market dynamics, and practice effective cross-cultural management.

Technology Collaboration: Datasea can foster collaborations with renowned U.S. universities and research institutions through its U.S. subsidiary. By partnering with these institutions, the Company can engage in joint research and development initiatives to create and adopt cutting-edge acoustics high tech technologies. This collaborative approach helps Datasea maintain its technological leadership and obtain technical capabilities and reserves in relevant fields globally.

U.S. Patent Acquisition and Technology Protection: Building on its extensive portfolio of Chinese patents, Datasea prioritizes acquiring U.S. patents to protect its innovations and intellectual property. Rapidly securing U.S. patents is crucial for maintaining competitive advantage and defending against potential infringement. This proactive patent acquisition strategy will ensure that Datasea’s intellectual property is protected in the U.S. market, while also creating opportunities for licensing and monetization. These strategies will further strengthen Datasea’s position in the global market and enhance its innovation capacity.

Mergers and Acquisitions (M&A) and Joint Ventures: Datasea can expand its product and service portfolio globally through mergers and acquisitions or by forming joint ventures to meet growing market demands. By identifying companies that are related to or complementary to its existing areas of expertise, Datasea can rapidly scale its business and market presence. For instance, through M&A and collaborations in the U.S. market, Datasea can further solidify its foundation, market depth, and brand localization in the high-tech acoustics industry.

Compensation and Incentives: To recognize the contributions of directors, executives, employees, consultants, and other external partners to the Company’s growth, a multi-layered compensation and incentive system has been established. This includes stock awards for publicly traded companies and equity holdings in core business subsidiaries. To date, the Company has consistently issued relevant stocks under its stock incentive program to directors, executives, employees, and external consultants. Additionally, stockholding platforms have been set up for three core business subsidiaries in China, attracting key teams and sales partners to maximize the incentive effect. Looking ahead, the Company plans to extend stock incentive measures to more teams and consulting agencies that make significant contributions, further encouraging and ensuring active participation from talent within the organization.

Sustainable Growth: The Company can adopt a sustainable approach to ensure long-term success. This involves focusing on Environmental, Social, and Governance (ESG) issues, ensuring that the Company’s operations align with global best practices, and providing sustainable solutions to meet demands of customers.

Market diversification: In the domestic market, Datasea can continue to provide acoustics high tech and 5G AI multimodal digital products to various end users, such as corporate customers and household users, to ensure market diversification. In the international market, Datasea intends to target U.S. households and large corporate customers including hospitals, hotels, and schools with leading and high-quality ultrasonic air sterilization, bathroom and cloakroom sterilization and odor removal products, helping to diversify risks and provide broader growth opportunities.

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

VIE Agreements

Shuhai Information Technology Co., Ltd. (“Shuhai Beijing” or the “VIE”) is the VIE of our corporate group that is under contractual control by Datasea. Through contractual arrangements (the “VIE Agreements”) with Shuhai Beijing, and its shareholders, Zhixin Liu, a stockholder as well as the Chairman, President and CEO of Datasea, and Fu Liu, a stockholder as well as a Director of Datase, we receive benefits from the business and lead the daily operation of Shuhai Beijing. Please refer to a condensed consolidating schedule that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of the dates and for the periods stated therein at pages F-1 to F-34 of this Annual Report.

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

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. In addition, contractual arrangements entered into by the subsidiary and the PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability. If the PRC government deems that the VIE Agreements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries or other laws or regulations of the PRC, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations, which may therefore materially reduce the value of our ordinary shares. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE under applicable accounting rules, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. For a detailed discussion of risks facing the Company as a result of this VIE structure, please see “Risks Relating to our Corporate Structure” from page 54 to page 57 in the Annual Report.

Summary Consolidated Financial Data

The following historical statements of operations and statements of cash flows for the fiscal years ended June 30, 2023 and June 30, 2024, and balance sheet data as of June 30, 2023 and June 30, 2024, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future.

Condensed Consolidated Statements of Operations Information

	Year Ended June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$69,541	$23,906,326		$23,975,867
Revenue - Parent provided service to WOFE	275,100				(275,100)	-
Revenue-Parent provided service to VIE	143,600				(143,600)	-
Revenue - WOFE provided service to VIE			489,386		(489,386)	-
Revenue - VIE purchased materials from WOFE			57,082		(57,082)
Revenue - from VIE’s label that was used by WOFE				264,533	(264,533)	-
Revenue - WOFE purchased materials from VIE				57,082	(57,082)
						-
Cost of Revenue - third parties			69,156	23,432,606		23,501,762
COST - VIE purchased materials from WOFE			57,082		(57,082)
COST - WOFE purchased materials from VIE			-	57,082	(57,082)
					-	-
Gross profit	418,700	-	489,771	738,253	(1,172,619)	474,105

Operating expenses	6,996,227	324,954	3,535,554	1,742,757		12,599,492
Operating expenses - VIE expenses, corresponding to services provided by WOFE				489,386	(489,386)	-
Operating expenses - WOFE expenses for using VIE’s label			264,533		(264,533)
Operating expenses – WOFE expenses, corresponding to services provided by Parent			278,862		(278,862)
Operating expenses - VIE expenses, corresponding to services provided by Parent				146,150	(146,150)	-
Loss from operations	(6,577,527)	(324,954)	(3,589,178)	(1,640,040)	6,312	(12,125,387)
Other income (expenses), net	(1,665)	(61)	3,108	(97,300)		(95,918)
Income tax expense						-
Loss before noncontrolling interest	(6,579,192)	(325,015)	(3,586,070)	(1,737,340)	6,312	(12,221,305)
Less: loss attributable to noncontrolling interest				(10,695)		(10,695)
Net loss to the Company	(6,579,192)	(325,015)	(3,586,070)	(1,726,645)	6,312	(12,210,610)

	Year Ended June 30, 2023
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$7,045,311		$7,045,311
Revenue - Parent provided service to VIE	453,500				(453,500)	-
Revenue - WOFE’s label that was used by VIE			81,544		(81,544)	-
Revenue - from VIE’s label that was used by WOFE				751,125	(751,125)	-
Cost of Revenue - third parties				6,704,380		6,704,380
Gross profit	453,500		81,544	1,092,056	(1,286,169)	340,931

Operating expenses	5,082,029	366,767	766,269	3,811,086		10,026,151
Operating expenses -VIE expenses, corresponding to services provided by WOFE				81,544	(81,544)	-
Operating expenses -WOFE expenses for using VIE’s label			751,460		(751,460)	-
Operating expenses -VIE expenses, corresponding to services provided by Parent				453,500	(453,500)	-
Loss from operations	(4,628,529)	(366,767)	(1,436,185)	(3,253,739)		(9,685,220)
Other income (expenses), net	(1,005)	(584)	(5,260)	(5,946)		(12,795)
Income tax expense						-
Loss before noncontrolling interest	(4,629,534)	(367,351)	(1,441,455)	(3,259,685)		(9,698,015)
Less: loss attributable to noncontrolling interest				(218,323)		(218,323)
Net loss to the Company	(4,629,534)	(367,351)	(1,441,445)	(3,041,362)	-	(9,479,692)*

*	Include the operation of Zhangxun (see Note 13 Disposal of Subsidiary)

Condensed Consolidated Balance Sheets Information

	As of June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Cash	$79,225	$1,249	$7,634	$93,154		$181,262
Accounts receivable				718,546		718,546
Accounts receivable - VIE			760,708		(760,708)	-
Accounts receivable - WOFE					-
Inventory			34,530	119,053		153,583
Inventory - VIE			-			-
Inventory - WOFE				41,147	(41,147)	-
Other receivables-Subsidiaries	5,015		832	2,427	(8,274)	-
Other receivables - VIE	475,223		12,971,457		(13,446,680)	-
Other receivables - WOFE	6,304,226			1,412,607	(7,716,833)	-
Other receivables - Parent		5,000			(5,000)
Other current assets	5,000	-	1,292,945	295,305	1,251	1,594,501

Total current assets	6,868,689	6,249	15,068,106	2,682,239	(21,977,391)	2,647,892

Property and equipment, net			17,532	30,934		48,466
Intangible assets, net		101,042	62,406	441,485	(58,932)	546,001
Right of use asset, net			38,300	11,045		49,345
Investment into subsidiaries	14,320,480				(14,320,480)	-
Investment into WOFE		12,450,340			(12,450,340)	-
Other non-current assets	-		-	-		-

Total non-current assets	14,320,480	12,551,382	118,238	483,464	(26,829,752)	643,812

Total Assets	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

Accounts payable	$262,385	2,500	$44,758	$765,998		$1,075,641
Accounts payable - VIE			-	-	-
Accounts payable - WOFE				760,708	(760,708)	-
Short term loan				1,170,298		1,170,298
Advance from customers			463	48,776		49,239
Accrued expenses and other payables	23,254		109,121	713,827	(249,488)	596,714
Lease liability			41,549	11,981		53,530
Loan payable			-			-
Other payables - Datasea		5,015	6,182,249	468,998	(6,656,262)	-
Other payables - Subsidiaries	5,000				(5,000)
Other payables - VIE		2,536	1,412,607		(1,415,143)	-
Other payables - WOFE		845		12,971,457	(12,972,302)	-
Other current liabilities	32,000		520,501	102,059		654,560

Total current liabilities	322,639	10,896	8,311,248	17,014,102	(22,058,903)	3,599,982

Accumulated deficit	(13,649,331)	(1,773,745)	(9,705,672)	(14,479,788)	168,214	(39,440,322)
Other equity	34,515,861	14,320,480	16,580,768	631,389	(26,916,454)	39,132,044

Total equity	20,866,530	12,546,735	6,875,096	(13,848,399)	(26,748,240)	(308,278)

Total liabilities and stockholders’ equity	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

	As of June 30, 2023
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Cash	$1,487	$809	$3,715	$13,717		$19,728
Accounts receivable				255,725		255,725
Accounts receivable - VIE			1,181,256		(1,181,256)	-
Accounts receivable - WOFE				754,242	(754,242)	-
Inventory				241,380		241,380
Inventory - VIE						-
Inventory - WOFE				26,562	(26,562)	-
Other receivables -Subsidiaries			111	2,394	(2,505)	-
Other receivables - VIE			8,601,966		(8,601,966)	-
Other receivables - WOFE	88,145				(88,145)	-
Other receivables - Parent		5,000		14,884	(19,884)	-
Other current assets			123,251	649,433		772,684

Total current assets	89,632	5,809	9,910,299	1,958,337	(10,674,560)	1,289,517

Property and equipment, net			43,044	42,886		85,930
Intangible assets, net		417,708	68,504	757,700	(58,125)	1,185,787
Right of use asset, net			77,508	60,348		137,856
Investment into subsidiaries	12,920,480				(12,920,480)	-
Investment into WOFE		11,050,890			(11,050,890)	-
Other non -current assets				55,358		55,358

Total non-current assets	12,920,480	11,468,598	189,056	916,292	(24,029,495)	1,464,931

Total Assets	$13,010,112	$11,474,407	$10,099,355	$2,874,629	$(34,704,055)	$2,754,448

Accounts payable	$288,020		$66,633	$650,406		$1,005,059
Accounts payable - VIE			754,242		(754,242)	-
Accounts payable - WOFE				1,181,256	(1,181,256)	-
Short term loan				594,906		594,906
Advance from customers			456	608,719		609,175
Accrued expenses and other payables	34,780		107,881	1,480,947	(213,669)	1,409,939
Lease liability			85,417	39,223		124,640
Other payables - Datasea			78,926		(78,926)	-
Other payables - VIE		2,536			(2,536)	-
Other payables - WOFE		122		8,596,015	(8,596,137)	-
Other current liabilities	32,000		100,165	1,030,691		1,162,856

Total current liabilities	354,800	2,658	1,193,720	14,182,163	(10,826,766)	6,216,881

Lease liability - noncurrent				26,449		26,449
Long term loan				1,401,521		91,215

Total non-current liabilities				1,427,970		117,664

Total liabilities	354,800	2,658	1,193,720	15,610,133	(10,826,766)	6,334,545

Accumulated deficit	(7,069,628)	(1,448,731)	(6,136,980)	(13,586,686)	178,767	(28,063,258)
Other equity	19,724,940	12,920,480	15,042,615	851,182	(24,056,056)	24,483,161

Total equity	12,655,312	11,471,749	8,905,635	(12,735,504)	(23,877,289)	(3,580,097)

Total liabilities and stockholders’ equity	$13,010,112	$11,474,407	$10,099,355	$2,874,629	(34,704,055)	$2,754,448

Condensed Consolidated Statements of Cash Flows Information

	Year Ended June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$134,284	$(5,849)	$(5,076,644)	$(1,450,675)		$(6,398,884)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(1,992,684)	1,992,684		-
						-
Net cash provided by/(used in) investing activities			-	(167,957)		(167,957)
Net cash provided by/(used in) investing activities (Parent to subsidiaries)	(1,405,015)				1,405,015	-
Net cash provided by/(used in) investing activities (Parent to WOFE)	(6,231,281)				6,231,281
Net cash provided by/(used in) investing activities (Subsidiaries to WOFE)		(1,399,449)			1,399,449	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(2,859,142)		2,859,142	-
Net cash provided by/(used in) investing activities (Parent to VIE)	(475,223)				475,223	-
Net cash provided by/(used in) investing activities (VIE to subsidiaries)				2,536	(2,536)	-

Net cash provided by/(used in) financing activities	8,061,286		418,608	(1,640,317)		6,839,577
Net cash provided by/(used in) financing activities (Parent to VIE)				483,698	(483,698)	-
Net cash provided by/(used in) financing activities (Parent to Subsidiaries)		1,405,015			(1,405,015)	-
Net cash provided by/(used in) financing activities (VIE to subsidiaries)		(2,536)			2,536	-
Net cash provided by/(used in) financing activities (parent to WOFE)			6,097,306		(6,097,306)	-
Net cash provided by/(used in) financing activities (subsidiaries to WOFE)			1,424,455		(1,424,455)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				2,859,142	(2,859,142)	-
Net increase (decrease) in cash and cash equivalents	$77,738	$(2,819)	$(1,988,041)	$2,074,656	-	$161,534

	Year Ended June 30, 2023
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(41,815)	$(3,185)	$(528,833)	$(2,527,577)		$(3,101,410)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(34,671)			(34,671)
Net cash provided by/(used in) investing activities				(113,131)		(113,131)
Net cash provided by/(used in) investing activities (WOFE to VIE)			407,905		(407,905)	-
Net cash provided by/(used in) investing activities (Parent to VIE)	14,622				(14,622)	-
Net cash provided by/(used in) investing activities (VIE to HK entity)				2,536	(2,536)	-
Net cash provided by/(used in) financing activities	32,000		73,151	3,004,056		3,109,207
Net cash provided by/(used in) financing activities (Parent to VIE )				(14,622)	14,622	-
Net cash provided by/(used in) financing activities (VIE to HK entity)		(2,536)			2,536	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				(407,905)	407,905	-
Net increase (decrease) in cash and cash equivalents	$9,209	$(5,649)	$(86,346)	$(61,703)	-	$(144,489)

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

As of September 26, 2024, neither Shuhai Beijing nor any of Datasea’s subsidiaries have ever paid dividends, made earnings distributions, transferred cash or other assets by kind to Datasea directly or indirectly. Datasea has not made any distributions or paid dividends to its shareholders, including U.S. investors, as of the date of this report. We intend to keep any future earnings to re-invest in and finance the expansion of our business in China. We do not have the intentions to distribute earnings or settle amounts owed under the VIE Agreements in the near future nor do we anticipate that any cash dividends will be paid or Shuhai Beijing’s earnings will be distributed and transferred to the holding company in the foreseeable future. See “Summary Consolidated Financial Data”.

Our Business Summary

Acoustic business

The company focuses on acoustic business with an emphasis on ultrasound, infrasound, and Schumann resonance technology. In the field of high-tech acoustics, the company is one of the global initiators of the “acoustic effects” concept, providing advanced acoustic products and solutions worldwide. Simultaneously, in the 5G multimodal domain, Datasea leverages its AI-driven services and solutions to offer digital and intelligent services to both businesses and individual users.

We deeply understand the market’s demand for new application areas, technologies, and requirements. Therefore, through the relentless efforts of our team, we have achieved leading-edge advancements in acoustic understanding and algorithms. Our company’s acoustic technologies and products are widely applied across various industries and fields, including acoustic industrial applications, acoustic agriculture, acoustic medicine, acoustic health, and acoustic IoT technologies.

Acoustic High-Tech is a new field that integrates fundamental acoustic theory with artificial intelligence to collect and process acoustic data and address various challenges. Datasea utilizes advanced technologies in this domain, combining basic acoustic theories with AI to create a robust technology system centered around the effects of non-audible mechanical waves. This includes leveraging ultrasonic technology for sterilization, which effectively combats viruses and prevents infections. The technology exploits the mechanical, thermal, and cavitation effects of ultrasound. When microorganisms, including viruses like the coronavirus, are exposed to ultrasound, they experience intense vibrational strains that disrupt their outer shells and internal RNA. The rapid movement of protons caused by the ultrasound ultimately destroys microbial structures, eliminating harmful pathogens.

Especially in the field of ultrasonic technology, we utilize the cavitation, thermal, and mechanical effects of ultrasound to address various application needs, including disinfection, sterilization, crop drying, safety monitoring, skincare, and medical wellness. For example, in the field of ultrasonic disinfection, when ultrasound stimulates microorganisms (including coronaviruses), it causes significant vibrational strain, disrupting the virus’s outer shell and internal RNA. Ultimately, through a combination of mechanical destruction, cavitation effects, and advanced oxidative processes, pathogenic microorganisms are eliminated. This method provides a broad-spectrum, non-selective disinfection alternative to antibiotics.

Leveraging Datasea’s cutting-edge acoustic high-tech combined with AI technology, we have successfully developed a series of ultrasonic disinfection products. These include the acoustic health series ultrasonic disinfectors, ultrasonic sterilizers and purifiers for restrooms, bedrooms, living rooms, kitchens, and pets, as well as innovative non-contact ultrasonic skin repair devices. These products are suitable for environments such as hospitals, airports, hotels, transportation, and residential settings. Leading laboratories, including the Wuhan Institute of Virology, have proven that this ultrasonic disinfection technology achieves 99.83% efficacy against Covid-19 within nine seconds and 99.99% efficacy against Staphylococcus Albus and E. coli. This strategic shift aims to offer more effective environmental purification solutions and healthier lifestyles, serving China, the United States, and globally, particularly in the post-pandemic era when there is a higher demand for protection and quality of life.

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

To showcase the Company’s technology and products on the global market, Datasea, through its wholly-owned subsidiary, Datasea Acoustics LLC, based in Delaware, U.S., operates as the primary entity to offer advanced acoustic precision manufacturing products and solutions in fields including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, and more. After obtaining certification from internationally renowned testing organizations for our sound disinfection products, we will launch large-scale sales of these products in the U.S. market. This strategy aims to tap into the continuously growing consumer audience worldwide. The company has already established partnerships with various online and offline channels in the United States, laying out the market plan for acoustic-related products. Additionally, measures such as collaborations with universities and research institutions in the United States, obtaining patents through multiple channels, production assembly planning, and potential acquisitions contribute to the sustainable development of Datasea Acoustics LLC.

5G AI multimodal digital

Datasea continues to invest in the research and application of 5G AI multimodal digital technology, committed to providing customers with leading intelligent solutions. As a pioneer in China’s 5G multimodal digital field, Datasea deeply integrates the high-speed and low-latency characteristics of 5G networks with AI and big data processing technologies to create a comprehensive AI multimodal digital platform that spans multiple industries. This platform integrates various data forms, such as text, audio, and video, enabling efficient information generation, precise transmission, and automation. It provides enterprise clients with high-quality services, including data packages and new media marketing. Powered by AI, Datasea’s 5G platform enhances customer acquisition, marketing, and brand building efficiency while creating new opportunities for digital transformation and business models. Datasea’s 5G products and solutions are widely applied in rural revitalization, healthcare, and logistics, providing digital and intelligent services to over 48.42 million enterprises and households in China (with more than 99% being small and medium-sized enterprises), driving industrial upgrades and innovative development.

Our Business analysis

Acoustics Business

Industry overview

Definition of Acoustics.Acoustics is the science of studying sound, encompassing the generation, propagation, reception, conversion, and various effects of sound waves. It covers all forms of linear and nonlinear mechanical wave phenomena, from infrasound to ultrasound, and from microscopic to macroscopic scales.

Acoustics is highly interdisciplinary and expansive, intersecting with numerous fields to form a vibrant, multidisciplinary science that has given rise to a vast number of branches.

Modern acoustics is a broadly applicable discipline that plays a critical role in various fields, holding a pivotal position in contemporary science and technology. It is indispensable to the development of modern science and technology, the progress of the social economy and modernization, and the improvement of both the material and spiritual aspects of people’s lives.

Specifically, based on the frequency of sound waves, they can be categorized into audible sound and non-audible sound (such as ultrasound and infrasound). The function of sound waves is to transmit vibration energy and information. A sound wave is a wave that travels through a medium in the form of vibration. The vibrating object causes the air layer particles around it to compress and expand alternately. This change is from near to far, so that the vibration of the excited object spreads at a certain speed. The transmission of this vibration energy is the nature of the propagation of sound waves.

Datasea’s acoustic high-tech business focuses on key applications of sound waves, integrating basic acoustic theory with artificial intelligence. This involves studying and applying non-audible mechanical wave effects, utilizing sound wave technology and acoustic effects as a technical system for collecting and processing acoustic data and solving problems.

In particular, ultrasound technology uses the cavitation, thermal, and mechanical effects of ultrasound to meet various application needs, such as disinfection and sterilization, crop drying, safety monitoring, skincare, and medical health. For example, in the field of ultrasonic disinfection, when ultrasound stimulates microorganisms (including viruses like coronavirus), it causes significant vibrational strain, damaging the virus’s outer shell and internal RNA. Ultimately, through mechanical damage, cavitation effects, and advanced oxidation processes, pathogenic microorganisms are eliminated. This method of disinfection is a broad-spectrum, non-selective approach distinct from antibiotics.

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

Infrasound is a wave phenomenon of the same physical nature as sound but with frequencies below the range of human hearing, specifically below a frequency of 20 Hz. Infrasound is also a powerful weapon in medical and health, such as cancer therapy

Schumann resonance, often referred to as the “earth’s heartbeat,” can stimulate the Alpha brainwave state in humans, aiding in relaxation, faster recovery, and improved performance in daily life. It is measured at 7.83 Hz, which corresponds to the Earth’s electromagnetic frequency. One significant application of Schumann resonance is in treating insomnia, helping people enhance their sleep quality. The scope of Schumann resonance can also be extended to include Schumann Hertz audio and Schumann Hertz mechanical vibrations, offering even broader application prospects.

The management believes that acoustic technologies such as ultrasound, infrasound, and Schumann resonance hold vast potential for growth across multiple sectors. These technologies are expected to continue evolving, providing new opportunities and applications for both existing and emerging markets. For instance, in healthcare, ultrasound technology is being expanded for innovative applications in diagnostics, therapy, and non-invasive treatments, including skin regeneration and disinfection. Similarly, in agriculture, these technologies can enhance crop growth, pest control, and food preservation, offering sustainable solutions for global food security.

On a global scale, the adoption of these acoustic technologies is accelerating, particularly in regions focused on improving industrial efficiency, environmental sustainability, and healthcare. With increasing demand for high-tech solutions in developed markets such as North America and Europe, as well as growing interest in emerging markets in Asia-Pacific, the international expansion of acoustic technologies presents a promising trajectory. Additionally, the integration of AI and 5G with acoustic technologies is expected to open up new frontiers, enabling smart solutions across industries, from smart cities to precision medicine and logistics.

Datasea’s continuous investment in research and development positions the company to leverage these opportunities, driving global innovation and expanding its influence in international markets. This focus on global applications and cross-industry adoption ensures that acoustic technologies will play a key role in advancing both established and developing economies.

Industry Applications and Opportunities for Datasea’s Acoustic High-Tech Products

Acoustic Agricultural Applications: Agricultural bioacoustics is an important branch of agricultural biophysics, focusing on the effects of “sound” as a physical factor on agricultural organisms. With strong penetration, no harm to biological tissues, and no impact on the ecological environment, modern agricultural ultrasonic technology has become a trend. It promotes plant growth and soil improvement, enhances seed germination rates, and enables fruit detection as well as pest control. Currently, the company is exploring the application value of acoustic technology in new agricultural areas, such as using ultrasound to kill insect eggs and microorganisms in fruits and agricultural products, thereby improving quality and extending freshness. Additionally, acoustic technology can stimulate photosynthesis and nutrient absorption in plants, promoting growth and development (known as “sound fertilizers”). The company also researches the sound waves emitted by plants under different growth conditions and decodes this information.

Acoustic Industrial Applications: The use of infrasound, audible sound, and ultrasound in industrial production is widespread, applying acoustic effects to detect defects, weld, break, and convert sound energy. Acoustic technologies continue to enhance the added value of industrial products and increase production efficiency. With technological advancements, acoustic applications have emerged in new fields, such as using ultrasound for the neutralization of harmful substances in environmental protection industries and in highly clean semiconductor chip manufacturing.

Acoustic Medicine: Ultrasound’s penetration and focusing abilities allow energy to concentrate on tissues at specific depths, promoting tissue regeneration and repair through thermal and mechanical effects. Ultrasonic vibrations generate heat and sound energy that enhances the penetration and absorption of skincare products, enabling deep facial cleansing, skin hydration, wrinkle removal, and anti-aging. Applications include ultrasonic beauty treatments, fat reduction, body sculpting, and scar softening.

Acoustic Health: The use of ultrasound in health applications is extensive, and the field has gained further attention during the COVID-19 pandemic. For instance, in ultrasonic disinfection, when microorganisms (including coronaviruses) are stimulated by ultrasound, they undergo significant vibrational strain, which disrupts the virus’s outer shell and internal RNA. This leads to the elimination of pathogens through mechanical destruction, cavitation, and advanced oxidative processes, offering a broad-spectrum disinfection method distinct from antibiotics. Additionally, ultrasound and sound wave technology can be applied at appropriate frequencies to promote blood circulation, regulate organ functions, and improve overall health, offering benefits in disease prevention and treatment. Applications include enhancing sleep, preventing dementia, and nerve repair.

Acoustic IoT: In the Internet of Things (IoT), acoustic technology and products provide reliable support, offering better information gathering and transmission solutions. For instance, voice recognition can be used to control computers and other terminal devices via voice commands. Data can be converted into soundwave information and transmitted securely and accurately in restricted environments.

Faced with these promising market opportunities, Datasea has strategically positioned itself in the acoustic high-tech sector. Our comprehensive planning includes technological advancements, specialized applications, product development, and customer orientation, with a focus on continuously launching smarter acoustic high-tech products.

Industry Position of Acoustics Business

The Company holds a prominent position in the field of acoustics, particularly in areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for joint laboratories to enhance the integration of research resources and cooperation. These collaborations further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

China’s ingurual White Paper on High-Tech Acoustic Industry.Additionally, the company has jointly released China’s first white paper on the high-tech acoustic industry with the Ministry of Industry and Information Technology, the Key Laboratory for Artificial Intelligence Technologies and Applications Evaluation, and the Cloud Computing and Big Data Research Institute of the China Academy of Information and Communications Technology. This white paper provides a comprehensive analysis and authoritative presentation of acoustic technology, its commercialization, and industry prospects. It discusses in detail the application of high-tech acoustics in various sectors, showcases Datasea’s proactive initiatives in leading industry development, and highlights the company’s leading position in the high-tech acoustic field both in China and globally. The white paper not only demonstrates Datasea’s pioneering role in setting industry standards but also further consolidates the company’s strategic importance in advancing acoustic technology on both a national and global scale.

Datasea’s Acoustic Products

As of the end of the fiscal year on June 30, 2024, our acoustic products primarily include several series in the field of acoustic health, specifically:

Existing Products

These include six acoustic health products featuring efficient ultrasonic disinfection, which are:

1.	Indoor models suitable for different areas and functions (floor-standing and desktop types);

2.	In-vehicle models;

3.	Products for restroom and cloakroom purification and deodorization.

Application Scenarios: Professional sterilization products suitable for environments such as hospitals, airports, hotels, transportation vehicles, and residential areas.

Strategic Positioning: Purification of living environments.

Development Path: Moderate layout based on demand, emphasizing COVID-19 disinfection, and pursuing a product differentiation strategy.

Ultrasonic air sterilizer products:

●	In-door models: Floor models and desktop models suitable for different areas and functions

●	In-vehicle models:

●	In-vehicle models:

Features: Datasea’s acoustic health products utilize “acoustic disinfection” technology to efficiently remove viruses such as H1N1 influenza, natural bacteria, Staphylococcus, E. coli, Aspergillus flavus, and the novel coronavirus. They can also eliminate formaldehyde, dust, odors, and second-hand smoke.

2024 New Products:

1.	Datasea Tianer - Upgraded Sonic Sterilization and Purification Guardian (For restroom/bedroom/living room/kitchen/pets)

●	For restroom:

Key Features:	Effectively eliminating restroom odors, purifying the air, killing viruses and eliminating bacteria.

2.	Sleep Monitor

Sleep Monitor adopts ultra-low frequency, weak intensity, and Magnetic induction of brain rhythm (MIBR), which is a magnetic induction of brain rhythm technology. Through the selective optimization and adjustment of the function of neurons through the magnetic induction of brain rhythm (MIBR), the monitor creates a natural frequency magnetic field similar to the Schumann frequency.

Key Features:

1)	Reduce the impact of high-frequency radio waves on the human body, relieve anxiety and stress, and gradually relax the body and brain;

2)	Resonate between the frequency of Device and the human body’s own frequency, induce brain waves to enter a deep sleep state, prolong the time of deep sleep, and improve the quality of deep sleep, thereby improving sleep and keeping users away from insomnia.

According to the company’s R&D and product planning, our acoustic products will expand extensively, including:

Short-term Product Plan (Expected to launch in 2025)

Acoustic Health

●	Product Name: Pet Disinfection and Deodorization Purifier

o	Functions:

1.	Eliminate or reduce the animal odor in pet environments, primarily for airborne odors, but cannot yet remove odors from the pets themselves.

2.	Pets can harbor germs and spread diseases. This product will offer strong air disinfection effects, with a design goal of achieving over 99% efficiency.

3.	Pet hair, especially from cats and dogs, tends to float in the air, causing allergic rhinitis and other respiratory symptoms. This product will effectively capture pet hair and prevent its spread.

Mid-term Product Plan

Acoustic Health

1.	Product Name: Mechanical Wave Brain Cortisol Level Regulation Device

o	Functions: Uses sound wave technology to induce controlled brain vibrations, regulating cortisol levels, enhancing brain activity, improving learning efficiency, promoting intellectual development, and maintaining a positive psychological state.

2.	Product Name: Food and Water Cleaning and Disinfection Device (Tentative)

o	Functions: A household ultrasonic cleaning and sterilization technology and product, designed for easier and more convenient use.

Acoustic Medical

1.	Product Name: Integrated Medical Diagnosis and Treatment Robot

o	Functions: AI-powered robot provides diagnostic and treatment services. With AI’s ability to process information quickly and efficiently, the robot offers diagnostic and treatment plans, performing intelligent medical procedures under a doctor’s supervision.

2.	Product Series:

1.	Ultrasound Wrinkle Removal Device

2.	Ultrasound Fat Reduction and Body Sculpting Device

3.	Sonic Spot Removal Device

o	Application Scenarios: Suitable for professional beauty centers and home beauty and health needs.

o	Strategic Positioning: Leading the way in sound and light devices in the fast-growing sectors of light medical aesthetics and health care.

o	Development Path: Relying on technology, focusing on brand, and leveraging integration to build an innovative product chain for intelligent acoustic health home products.

Acoustic Industry

1.	Product Name: Liquid Phase Rapid Separator

o	Functions: Uses ultrasound to reduce reagent dosage and processing time during liquid impurity separation.

2.	Product Name: Ultrasound-Assisted Nano Materials

o	Functions: Utilizes ultrasonic atomization technology to create conditions for nano-material production.

3.	Product Name: Ultrasound 3D Metal Printing

o	Functions: Uses ultrasound to weld or bond different materials together for 3D printing, employing non-contact focused ultrasound for the printing process.

4.	Product Name: Semiconductor Electronic Paste and Nano-Material Preparation

o	Functions: Controls the atomization particle reaction and speed to create nano-materials for the electronics industry, such as nano-copper oxide and nano-copper powder.

Acoustic Agriculture

1.	Product Name: Ultrasonic Agricultural Product Preservation and Pest Control Machine

o	Functions: Uses ultrasound to eliminate insect eggs and microorganisms in fruits and agricultural products, improving quality and extending freshness.

2.	Product Name: Agricultural and Forestry Crop Pest Control Device

o	Functions: Uses sound waves to affect pests, achieving pest repulsion and reducing the use of chemicals.

3.	Product Name: Sonic Plant Growth Accelerator (Sound Fertilizer)

o	Functions: Uses sound wave technology to enhance photosynthesis and nutrient absorption in plants, promoting plant growth and development.

4.	Product Name: Zero-Gravity Space Station Plant Farm

o	Functions: Uses sound wave technology in space stations to create environments suitable for plant growth, enabling soil-free planting, mist irrigation, and fertilization. Sound waves stimulate photosynthesis and nutrient absorption, promoting plant growth, development, and fruit quality, creating a pesticide-free or minimal pesticide environment in the plant farm.

Sales and Distribution

As of the date of this report, our acoustic products are mainly developed and produced in China, and the products we sell in China are mainly through multi-channels and extensively cooperating with new media. We have established new marketing channels both domestic and internationally.

1）International Market Expansion

October 16, 2023, the Company’s Delaware operating subsidiary, Datasea Acoustics LLC, has entered into a marketing promotion and sales cooperation agreement with Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia, to develop, promote and distribute the Company’sacoustics high tech products in the U.S. On April 19, 2024, the company entry into a Framework Agreement with iPower Inc. (NASDAQ: IPW) for Product Cooperation, marking the commencement of a joint effort to bolster product distribution within the US online market.

2) The sales department of Shuhai Beijing and its subsidiaries directly sign sales contracts with customers.

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

3) Online Distributors and Living Stream

The Company expands its coverage and increases market penetration by collaborating with multiple online distributors, living stream platform and selling innovative products on major e-commerce platforms. For example, in the last quarter, after signing a sales cooperation agreement with the well-known Chinese e-commerce platform Hunan Jiamei to expand coverage and increase market penetration, Datasea also separately entered into sales agreements worth approximately $6.91 million (RMB 50 million) each with Shenzhen Xiaoranfang Marketing Co., Ltd. (“Xiaoranfang Marketing”) and Hangzhou Fubozhonglian Technology Co., Ltd., planning to sell Datasea’s series of acoustic products through mainstream e-commerce channels such as Douyin, Kuaishou, and Xiaohongshu.

4）Sales Channels

Shuhai Beijing and its subsidiaries have established cooperative relationships with multiple domestic sales and channel merchants and established a nationwide marketing channel network through a partnership system.

5）Market Promotion Team

The company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the company and facilitate the signing of contracts with these new clients.

Key Customers and Agreements

October 16, 2023, its Delaware operating entity, Datasea Acoustics LLC, has entered into a marketing promotion and sales cooperation agreement with Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia develop, promote and distribute the Company’s acoustics high tech products in the US and internationally. Datasea plans to establish an assembly line in the nearly future for its acoustics high tech products in Delaware while Meglio will as one of the primary distributor of such products. Meglio has sales channels that includes Atlanta, Dallas and New Jersey and extensive experience in increasing sales for its clients in the US. Meglio has expertise in business development, marketing, sales, branding and channel development in the U.S. furniture market, which the Company believes is an ideal fit for the Company’s home health products that include air disinfection machines, bathroom and wardrobe deodorization devices, as well as sleep-enhancing products.

On April 4, 2024, Company’s wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into a Sales Agreement (the “Agreement”) with Shenzhen Xiaoranfang Marketing Co., Ltd. (“Xiaoranfang Marketing”) for the sale of up to approximately $8.45 million (RMB 60 million) of the Company’s acoustic high tech products. The signing of this Agreement signifies a new milestone for Datasea in promoting the domestic and international sales of its acoustic high tech products and it is expected to be a key driver of the Company’s future revenue growth. According to the Agreement, Xiaoranfang Marketing has agreed to conduct online sales of the Company’s “Hailiji”’ brand’s air disinfection machines and closet and bathroom deodorization and disinfection products, and its “Star Dream” brand of sleep aids, among other series of acoustic high tech products, in both the Chinese and international markets. This includes traditional mainstream e-commerce platforms such as Taobao, JD.com, and PDD in China, and emerging new media platforms, such as Douyin, Kuaishou, and Little Red Book. Xiaoranfang Marketing will also access international channels like Amazon in the U.S. to promote the Company’s products. Xiaoranfang Marketing is a prominent marketing and promotion firm in China with extensive experience in e-commerce, new media marketing and product sales. They have substantial expertise in online sales channels through mainstream Chinese internet platforms and new media platforms as well as experience in operating and managing international Amazon platforms. The Company believes that Xiaoranfang Marketing is a perfect fit for the promotion and sales of the Company’s high tech acoustic products in both the domestic and the international markets.

On April 16, 2024, the Company’s wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into a Sales Agreement (the “Agreement”) with Hangzhou Fubo Zhonglian Technology Co., Ltd. (“Fubo Zhonglian Technology”) for the sale of up to $6.91 million (RMB 50 million) of the Company’s acoustic high tech products. This represents a sustained expansion of the Company’s sales strategy following the Shuhai Jingwei’s signing of an acoustic product sales agreement worth approximately $8.45 million in early April with Shenzhen Xiaoranfang Marketing Co., Ltd. The Agreement is expected to drive sales of Datasea’s innovative acoustic products. According to the Agreement, Fubo Zhonglian Technology plans to sell Datasea’s “Hailijia” and “Star Dream” series of acoustic products, including air disinfection machines, bathroom deodorant disinfection and sleep aid products through mainstream ecommerce channels including Douyin, Kuaishou and Little Red Book. Fubo Zhonglian Technology’s sales methods include digital human sales, livestreaming ecommerce, short video sales and online purchasing agents, with its goal to promote the sales of Datasea’s high-tech acoustic products.Fubo Zhonglian Technology is a renowned internet promotion and marketing service provider that focuses on providing customized intelligent marketing services such as mobile internet channel development, comprehensive new media marketing, brand building and targeted customer penetration. Its team has extensive experience in ecommerce and new media marketing promotion and product sales and also provides core AI digital marketing functions to create virtual anchors for livestreaming sales events. These promotion efforts includes highly realistic virtual digital human images with simulated human language and behavior that combines AI, virtual reality, and real-time rendering technology to provide a real marketing experience that can generates product sales.

In April 2024, Datasea Inc.(DTSS), U.S. listed entity signed a product cooperation framework agreement with iPower Inc. (NASDAQ: IPW), marking the beginning of their joint efforts to expand product distribution in the U.S. online market. As a reputable data and technology-driven online retailer, iPower Inc. is well-positioned to leverage its strong logistics capabilities to excel in the online market.

Key Suppliers and Raw Materials

Our key suppliers for Hailijia’s air disinfection and sterilization products series are as follows:

●	Guangdong Hakebao Environmental Technology Co., Ltd.

●	Shenzhen Ajison Environmental Protection Technology Co., Ltd

●	Shenzhen Antuopu Technology Co., Ltd

●	Komi Intelligent Manufacturing (Shenzhen) Co., Ltd.

Baihui Precision Plastic Mould (Shenzhen) Co., Ltd.

Shenzhen Fubon New Technology Co., Ltd.

March 19, 2024，Datasea entered into a Manufacturing Cooperation Agreement (the “Agreement”) with Broadway Precision Technology, Ltd. (“Broadway”), a wholly-owned subsidiary with factories in China, Thailand, Mexico and the US of Shanghai Yongli Belt Industry Co., Ltd (“Yongli”) (300230.SZ), a company listed on the Shenzhen Stock Exchange. Broadway has production facilities in Shenzhen, Kaiping, Kunshan, Thailand and the US., with a total workforce of over 4,000 employees and more than 100 precision mold processing equipment and 700 plastic injection molding machines. Broadway is a contract manufacturer for international brands such as Philips, Sony (Japan), and Samsung (South Korea). The Agreement marks an important step for Datasea in the production and deployment of its newly upgraded hi-tech intelligent acoustic deodorization and disinfection products.

The raw materials used in the Hailijia air disinfection and sterilization products series primarily include 40KHz ultrasonic kill module, Shipu DC brushless motors, temperature and humidity sensors, dust sensors, ultraviolet lamps and HEPA13 level layered filters.

Market Results

Datasea sells its acoustic high-tech products through our direct sales team, as well as select distributors and online channel partners. As of this fiscal year, Datasea has six channel partners, who typically account for the majority of our sales. Starting this fiscal year, we have achieved sales of acoustic high-tech products. We believe that with all channels, the future revenue growth for our acoustic high-tech products will benefit significantly from economies of scale.

5G Applications Business

5G AI multimodal digital Segment:

Ⅰ. Definition of 5G AI multimodal digital

5G AI multimodal digital technology refers to an advanced digital technology that combines 5G networks, artificial intelligence (AI), and multimodal data processing. This technology integrates the following key elements:

1.	5G Networks: The fifth generation of mobile communication technology, offering high speed, low latency, and the ability to connect a large number of devices, supporting more complex and real-time applications.

2.	AI (Artificial Intelligence): Utilizing large models, deep learning, and other technologies to perform intelligent tasks such as data analysis, recognition, and prediction on vast amounts of data.

3.	Multimodal: Involves the integration of multiple forms of data, such as text, images, videos, audio, and sensor data. Multimodal technology processes multiple information sources simultaneously, enabling comprehensive analysis and improving data understanding and processing capabilities.

4.	Digitalization: The use of digital technologies to transform information and processes into digital formats, enhancing automation and intelligence, and driving the digital transformation of enterprises or organizations.

Ⅱ. Market Potential and Application Trends of 5G AI Multimodal Digital Technology

The market for 5G AI multimodal digital technology is vast, encompassing industries from smart manufacturing and healthcare to autonomous driving and smart cities. By combining the high-speed connectivity of 5G networks, AI’s intelligent analysis capabilities, and the innovative technology of multimodal data processing, this market is expected to see rapid growth in the coming years:

China’s 5G Market

According to the China Academy of Information and Communications Technology (CAICT), China’s 5G market is expected to reach RMB 6.3 trillion by 2030. The development of 5G technology provides the necessary infrastructure for multimodal digital technology applications, driving use cases from smart devices to smart cities.

AI Multimodal Digital Technology Market

Multimodal technology, which processes and analyzes various forms of data such as text, images, voice, and video in conjunction with AI and 5G, enables more intelligent and precise digital applications.

●	Market Size: According to iResearch, China’s multimodal AI market is expected to reach RMB 85 billion by 2027, with a CAGR of about 22% between 2022 and 2027.

●	Application Scenarios: Multimodal AI technology shows great potential in fields like healthcare and smart retail. For example, in healthcare, multimodal data processing is driving the rapid development of precise diagnostics and personalized treatment.

Industry Application Trends of 5G AI Multimodal Integration Include:

Healthcare:

5G AI multimodal technology can integrate electronic medical records, medical imaging, genomic data, and more to assist doctors in making more accurate diagnoses. According to joint research by Tsinghua University and Baidu, China’s medical AI market is expected to reach RMB 130 billion by 2030.

●	The application of 5G networks in telemedicine will significantly improve data transmission speeds, enhancing interaction between doctors and patients. With the help of big data and multimodal AI analysis, personalized medicine will see greater advancements.

Rural Revitalization:

5G AI multimodal technology also has broad application prospects in China’s rural revitalization. It can integrate various forms of information, such as agricultural, ecological, infrastructure, and economic data, helping governments and businesses optimize rural resource management, promoting agricultural modernization and rural economic development. The technology greatly improves the efficiency of rural management, especially in areas like real-time data monitoring, crop management, logistics, and targeted poverty alleviation. According to market research, China’s rural revitalization market is expected to reach RMB 7.8 trillion by 2025, mainly driven by the application and innovation of 5G and AI technologies in agriculture and rural development.

●	The use of 5G in smart agriculture, remote education, and rural infrastructure is crucial. The high-speed and low-latency features of 5G support real-time data transmission for smart devices, such as agricultural sensors, drones, and remote-controlled machinery, significantly enhancing the intelligence of agricultural production in rural areas. Supported by multimodal AI, rural managers can quickly analyze land data, crop growth conditions, and climate information to optimize agricultural decisions and provide personalized technical support to farmers. This technological advancement not only increases agricultural productivity but also improves rural infrastructure and living standards, driving sustainable rural revitalization.

New Media Industry:

5G AI multimodal technology also has a vast application potential in China’s new media industry. This technology can integrate multiple forms of content data, such as text, images, video, and audio, helping media platforms offer more personalized and precise content recommendations.

●	This technological integration can significantly enhance content creation and distribution efficiency, especially in large-scale user data analysis and real-time interaction, providing a more customized user experience. According to market research, China’s new media market is expected to reach RMB 1.5 trillion by 2027, with growth mainly driven by the application and innovation of 5G and AI in the new media industry.

●	The application of 5G in streaming, live broadcasting, and interactive entertainment is crucial. The high speed and low latency of 5G support real-time transmission of high-definition content, greatly enhancing user interaction experiences in areas such as video streaming, virtual reality (VR), and augmented reality (AR). Supported by multimodal AI, media platforms can quickly analyze user behavior, optimize content recommendations, and generate personalized advertisements based on user preferences. This technological advancement improves user entertainment experiences and provides more efficient tools for content creators and advertisers, driving the continuous growth and diversification of the new media industry.

Logistics and Express Delivery Industry:

The application of 5G and AI in China’s logistics and express delivery industry, including intelligent warehouse management, automated sorting, and unmanned delivery, is expected to become one of the fastest-growing markets in the future. According to iResearch, China’s logistics and express delivery market is expected to reach RMB 1.9 trillion by 2025.

●	Multimodal technology can integrate data from various sources, such as logistics sensors, GPS, cameras, and drones, for integrated analysis to optimize logistics resource scheduling and delivery route planning, thus improving overall logistics efficiency and reducing costs.

Unmanned Delivery and Smart Logistics:

Through 5G networks, unmanned delivery vehicles and drones can process multimodal data from sensors, cameras, and GPS in real time, ensuring safe and precise operations during the delivery process. According to iResearch, China’s unmanned delivery market is expected to reach RMB 500 billion by 2030.

●	The low latency of 5G AI is key to realizing smart logistics and unmanned delivery, ensuring accurate route planning and real-time operational management.

Conclusion

The market space for 5G AI multimodal digital technology is rapidly expanding in China, with enormous potential across various industries. As 5G networks become more widespread and AI technologies mature, multimodal technology is set to become a core force driving digital transformation and industry upgrades for Chinese enterprises in the future.

Ⅲ. Datasea’s core advantages and existing 5G AI multimodal digital services

As one of the leading service providers in China’s 5G AI multimodal digital business field, Datasea’s 5G AI multimodal digital products integrate text messages, multimedia messages, conversation messages, and value-added services to create a highly intelligent, comprehensive digital platform with solutions spanning multiple industries, including rural revitalization, logistics, and the beauty industry. Datasea’s 5G AI multimodal digital business solutions provide 5G digital and intelligent services, as well as various value-added services, to more than 48.42 million enterprises and institutions (over 99% of which are small and medium-sized enterprises) and households in China.

Datasea’s 5G AI multimodal digital platform and solutions not only support a wide range of application services but also leverage a native SMS application channel for instant communication with user terminals. With an intelligent service system, the entire process is fully automated, requiring no manual intervention, enabling self-service responses and handling of customer needs. This significantly improves service efficiency, response speed, and user experience.

The platform operates through cloud computing and SaaS models, supporting cross-industry applications, including digital transformation solutions from rural revitalization to logistics and the beauty industry. In rural revitalization, the solution offers smart agriculture management and infrastructure optimization, improving efficiency, reducing waste, and supporting rural modernization. Through precision agriculture, remote healthcare, and education services, the solution enhances rural living standards. In the logistics sector, intelligent warehousing, sorting, and unmanned delivery solutions help reduce costs and improve efficiency, driving the digital transformation of logistics and providing faster, more reliable services, especially in remote areas. For the beauty industry, smart customer management, personalized services, and remote consultations enhance service quality and customer satisfaction, fostering industry innovation and offering consumers more personalized and efficient beauty services.

Sales and Distribution

In terms of customer acquisition and marketing, the company has continuously implemented a series of robust measures to drive sales, resulting in explosive growth.

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

Key Customers and Agreements

We had revenues of $23,975,867 and $3,640,690 for the years ended June 30, 2024, and 2023, respectively, which shows an increase of $20,335,177 or over 558.6% compared to the same period in 2023. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China.

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

On August 12, 2024, Datasea’s operating entities in China, Shuhai Information Technology Co., LTD. (“Suhai Beijing”)\ Heilongjiang Xungrui Technology Co., LTD. (“Xungrui Technology”), Shuhai Jingwei (Shenzhen) Information Technology Co., LTD. (“Shuhai Jingwei”), Guozhong Haoze (Beijing) Technology Co., LTD. (“Guozhong Haoze”) and Guozhong Times (Beijing) Technology Co., LTD. (“Guozhong Times”) entered into an agreement with Qingdao Ruizhiyixing Information Technology Co., LTD. (hereinafter referred to as “RuizhiYixing”). The agreement provides for the purchase of 5G AI multi-modal data recharge cards in various denominations within 12 months after the agreement takes effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). As of the date of September 20, 2024, the operating entity of Shuhai Information China has received cash advance payment of RMB135.33 million (equivalent to US $18.98million) from Qingdao Ruizhiyixing Information Technology Co., LTD.

On August 9, 2024, Datasea’s operating entity in China, Shuhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Shanghai Shixun Network Technology Co., LTD. (hereinafter referred to as “Shixun Network”). As of the date of September 20 2024, the operating entity of Shuhai Information China has received cash advance payment of RMB 11.64 million (equivalent to US $1.63 million) from Shanghai Shixun Network Technology Co., LTD.

On August 9, 2024, Datasea’s operating entity in China, Guozhong Times (Beijing) Technology Co., LTD. (“Guozhong Times”), a subsidiary of Suhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Wuhan Xiaoming Technology Co., LTD. (hereinafter referred to as “Xiaoming Technology”). As of the date of September 20, 2024, the China operating entity of Shuhai Information has received cash advance payment of RMB 5.432,700 (equivalent to $762,520 ) from Wuhan Xiaoming Technology Co., LTD.

On May 11, 2024, its Chinese operating entity, Shuhai Information Technology Co., Ltd. (“Shuhai Information”), has entered into a Cooperation Agreement (the “Agreement”) with Beijing Haoteng Chuangxiang Technology Co., Ltd. (“Haoteng Chuangxiang”) , to enhance the Company’s 5G AI multimodal business in the China. According to the Agreement, beginning on May 11, 2024 and continuing over a period of 12 months. As of June 30 2024, Shuhai Information has already provided approximately $4.2 million (RMB 30.0 million) worth of 5G information services to end-users based on Haoteng Chuangxiang’s market demand, which is an early indication of the Agreement’s potentially powerfully implications.

The Chinese operating entity of Shuhai Information reached an agreement with Xiamen Duoqiao Network Technology Co., Ltd. From July 2023 to June 2024. The operating income of Xiamen Duoqiao Mai Network Technology Co., Ltd. was USD 4.06 million (equivalent to RMB 28.96 million);

In July 2023, the Chinese operating entity of Shuhai Information reached an agreement with Hainuo Xintong (Qingdao) Network Technology Co., LTD., to purchase 5G AI multi-modal top up cards of various denominations. From July 2023 to June 2024, Hainuo Xintong(Qingdao) Network Technology Co., LTD. ’s operating income was USD 4.96 million (equivalent to RMB 35.39 million).

The Chinese operating entity of Shuhai Information Group reached an agreement with Qingdao Osaidi Network Technology Co., Ltd. From August 2023 to June 2024, Qingdao Osaidi Network Technology Co., LTD. ’s operating income was USD 4.68 million (equivalent to RMB 33.35 million).

Key Suppliers and Raw Materials

Our 5G AI multimodal digital products are generally software systems or platforms, mainly developed by the Company’s in-house research and development team.

Market Results

Through its independently developed 5G AI multimodal digital business platform, Datasea is supporting the digital transformation and upgrade of cities and enterprises in the Chinese market. In terms of customer acquisition and marketing, the company has implemented a series of strong measures to drive sales, achieving explosive growth. By the end of this fiscal year, the company’s main source of revenue came from service fees related to its 5G AI multimodal digital business services, with total revenue reaching $23,975,867, reflecting a 558.6% increase compared to the same period in 2023. The revenue growth is primarily due to the rapid expansion of China’s 5G AI multimodal communication business, with Datasea’s 5G AI multimodal digital business maintaining a leadership position in the industry. The continuous growth of the customer base supports the company’s significant business expansion.

The company is actively expanding its operations, increasing the number of large client contracts while growing its smaller national client base. Notable large clients include Qingdao Ruizhiyixing Information Technology Co., Ltd., Shanghai Shixun Network Technology Co., Ltd., Wuhan Xiaoming Technology Co., Ltd., Xiamen Duoqiaomai Network Technology Co., Ltd., Hainuo Xintong (Qingdao) Network Technology Co., Ltd., and Beijing Haoteng Chuangxiang Technology Co., Ltd. As of the date of September 20, 2024, the company has received approximately RMB 152.40 million (equivalent to $21.37 million) in cash advances from major customers of its 5G AI multimodal digital business.

The company is currently fulfilling service obligations that have not yet been recognized as revenue for this fiscal year. The total contract value of services that will be recognized in future financial statements exceeds $100 million.

Recent Material Developments

Offering of $2.25 Million Gross Proceeds

On July 2, 2024, Datasea entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to issue and sell to an investor in a registered direct offering (the “Offering”) 179,400 shares (the “Shares”) of common stock, par value $0.001 per share of the Company (the “Common Stock”) at a price of $3.25 per share and pre-funded warrants to purchase up to 512,908 shares of Common Stock at a price of $3.24 per share with an exercise price of $0.01 per share (the “Pre-Funded Warrants”).  The securities to be issued in the Offering were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272889), initially filed by the Company with the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”), on June 23, 2023, and declared effective on July 21, 2023. A prospectus supplement to the Form S-3 registration statement was filed with the Commission on July 3, 2024. The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all the Pre-Funded Warrants are exercised in full. If we fail for any reason to deliver shares of Common Stock upon the valid exercise of the Pre-Funded Warrants, subject to our receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the Pre-Funded Warrants, we are required to pay the applicable holder, in cash, as liquidated damages as set forth in the Pre-Funded Warrants. The Pre-Funded Warrants also include customary buy-in rights in the event we fail to deliver shares of common stock upon exercise thereof within the time periods set forth in the Pre-Funded Warrants. Under the terms of the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended) would exceed, 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%.

Pursuant to the terms of the Purchase Agreement, until September 2, 2024 (60 days after the closing of the Offering), the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or Common Stock equivalents or file any registration statement or any amendment or supplement thereto. The Company further agreed that until the investor no longer holds any pre-funded warrants, not to effect or enter into an agreement to effect any issuance involving a variable rate transaction.

The closing of the Offering occurred on July 3, 2024. The gross proceeds of the Offering were approximately $2.25 million before deducting fees to the Company’s Placement Agent (defined below) and other offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for research and development, market development and for general corporate purposes.

Annual Stockholders’ Meeting

On June 6, 2024, the Company held its Annual Meeting. As of April 17, 2024 (the “Record Date”), there were 3,057,944 shares of common stock issued and outstanding and entitled to vote on the proposals presented at the Annual Meeting, of which 1,570,434 shares, or 51.385%, were present in person or represented by proxy, which constituted a quorum. The holders of shares of our common stock are entitled to one vote for each share held. At the Annual Meeting, Zhixin Liu, Fu Liu, Yan Yang, Stephen (Chun Kwok) Wong and Michael J. Antonoplos were each elected to serve until the next annual meeting of shareholders or until their respective successors shall have been elected and qualified. The appointment of Kreit & Chiu CPA LLP as the Company’s independent registered public accounting firm for the year ended June 30, 2024 was ratified. The stockholders also voted to approve an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of Common Stock by 1,000,000 shares, from 1,600,000 to 2,600,000 shares.

Non-Compliance with Nasdaq Listing Rule

On May 23, 2024, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), because (i) the stockholders’ equity of the Company of $1,181,331 as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 as filed with the Securities and Exchange Commission was below the minimum stockholders’ equity requirement of $2,500,000 and (ii) the Company did not meet the alternatives standards of market value of listed securities or net income from continuing operations for compliance with Nasdaq Listing Rule 5550(b)(1).

Nasdaq’s letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. Nasdaq’s letter provided the Company with 45 calendar days, or until July 8, 2024, to submit a plan to regain compliance. If the plan is accepted, the Company can be granted up to 180 calendar days from May 23, 2024 to evidence compliance. In the event the plan is not accepted by Nasdaq or, in the event the plan is accepted and the extension granted but the Company fails to regain compliance within the plan period, the Company would have the right to a hearing before a panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company has submited a plan to resolve the deficiency and regain compliance with the Nasdaq Listing Rule 5550(b)(1) and submitted a compliance plan by the deadline set by Nasdaq.

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

Our CORPORATE History and STRUCTURE

Historical information about Datasea, Shuhai Beijing and its subsidiaries is incorporated by reference from our Annual Report on Form 10-K for the fiscal year June 30, 2020  filed with the SEC on September 28, 2020 (“2020 Annual Report”) under the caption “History and Background.”

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

A condensed consolidating schedule that breaks down the operations and depicts the financial position, cash flows, and results of operations as of the same dates and for the fiscal years ended June 30, 2024 and 2023 in tabular form was contained in pages F-1 to F-34 of the 2024 Annual Report.

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

Our Organizational Structure

The Company’s organizational chart as of September 24, 2024 is as follows:

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

Competitive Strengths

The Company believes our market position and potential future growth can be attributed to the following key factors and competitive strengths:

Technical Innovation: Our company has made significant strides in acoustic technology, incorporating advanced ultrasonic technology and artificial intelligence (AI) to enhance product performance. Our technological innovations include developing acoustic health products with disinfection, odor removal, and air purification functions using high-efficiency ultrasonic technology in the non-audible sound spectrum. We have also adopted low-frequency, weak-intensity brain rhythm magnetic technology (MIBR) based on Schumann vibrations to improve sleep quality and brain health. Additionally, we actively participate in setting industry technology standards to promote the standardization and regulation of acoustic technologies. In international collaborations, we work closely with technology partners in China and the United States to continuously advance our leadership in the acoustic field and ensure our technology remains at the industry’s forefront, creating a solid technological barrier.

Product Innovation: Our product portfolio and planning cover multiple fields, from acoustic health to acoustic medicine, as well as acoustic industry and acoustic agriculture, demonstrating our extensive layout in product innovation. In the field of acoustic health, we have launched a range of sound wave sterilization products, including purification devices for indoor use, in vehicles, and for special environments. New products for 2024, such as the “Shuhai Tian Ear” and “Star Dream” series, focus on enhancing indoor air quality and comfort at home, as well as improving sleep quality through Schumann resonance vibrations with our Sleep Treasure product. Looking ahead, we plan to introduce innovative products such as a sound wave brain health device and a pet purification and grooming machine to further expand our market. In the field of acoustic medicine, we intend to launch ultrasonic wrinkle removal devices and ultrasonic fat reduction and body sculpting instruments to meet beauty and health needs. Innovations in the acoustic industry and agriculture, such as the ultrasonic 3D metal additive manufacturing printer and ultrasonic pesticide-free pest control technology for agricultural products, will drive technological advancements in the industry, enhance product quality, and improve production efficiency.

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

To retain and expand the team, the company has established a multi-layered compensation and incentive system, providing corresponding rewards to directors, executives, employees, consultants, and other external partners who contribute to the company’s growth. This includes stock awards for publicly traded companies and the establishment of equity holding platforms for core business subsidiaries. To date, the company has continuously issued relevant stocks to directors, executives, employees, and external consultants for three years under the 2018 stock incentive plan. Additionally, three of the company’s core business subsidiaries in China have established equity holding platforms, attracting interest groups such as core teams of the subsidiaries and sales cooperation teams, thereby maximizing the incentive effects.

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

Primarily, the Company’s core research and development efforts are directed towards the advancement and innovation of various technologies encompassing acoustic applications and artificial intelligence. The overarching objective of innovative research rooted in acoustics is to provide technical support for the development of acoustic applications across various industries. In the realm of acoustic High-Tech, which includes ultrasound, infrasound, and Schumann resonance, the Company has carried out in-depth collaborations with esteemed research institutions such as the Institute of Acoustics at the Chinese Academy of Sciences, the Institute of Artificial Intelligence, the China Institute of Information and Communication Technology, the China Institute of Standards, and the China Artificial Intelligence Industry Alliance in technological innovation, expert resources, and the industry standards development.

As of now, the Company’s acoustic research and development has formed a core application matrix of acoustic technology with ultrasound as the core and Schumann resonance and directional sound as the assistance.

In terms of ultrasound, the Company innovatively uses the longitudinal wave collaborative field of air ultrasound, and the skin-promoting effect of standing surface wave accelerates the skin repair cycle. Moreover, the high-frequency vibration characteristics of ultrasound are fully reflected in the micro-particle atomization method, and the atomization spray using special consumables can fully penetrate into the dermis of the skin, which can double skin repair effect. Thermoacoustic Technology: This involves creating uneven temperature distribution in the environment using sound waves, with the recovery and utilization of residual heat at the high-temperature end.Research and Technological Advances in Renewable Energy and Energy Conversion Technologies: Sound waves can convert electrical energy into mechanical energy, and vice versa, mechanical energy into electrical energy. This also includes the development of new types of energy converters.

In terms of directional sound, the Company has achieved a breakthrough in the transmission of sound waves within an extremely narrow angle (25 degrees) and also achieved signal recovery at the lowest audible frequency in the world (20Hz).

In addition, over the past year, the company has deeply focused on the AI upgrades in the 5G multimodal field, aiming to integrate cutting-edge technology with practical application scenarios and drive technological innovation and industrial upgrading. We have made significant progress in multimodal AI technology development, with three core goals identified: First, to enhance multimodal data fusion and processing capabilities for more precise information understanding and interaction; second, to expand the application scenarios of multimodal AI to cover more industries and fields; third, to strengthen AI technology capabilities to maintain the company’s leading position in the multimodal AI sector.

Our multimodal data fusion technology, based on deep learning algorithms, achieves seamless integration and efficient processing of various data formats, including text, images, and sound. This technological breakthrough provides strong data support for subsequent intelligent analysis and decision-making.

In the realm of intelligent interaction systems, we have introduced advanced natural language processing and computer vision technologies to improve system comprehension and response speed. Users can interact with the system through natural language, gestures, facial expressions, and other means, resulting in a more fluid and natural experience.

We will actively explore the application of multimodal AI in various fields.

Intellectual property rights

The company has established its core focus on advanced acoustic technology, with a primary direction in AI-based 5G multimodal technology innovation and applications. As of June 2024, Datasea Beijing holds five valid patents (all registered in China), Xunrui Technology has two valid patents, Tianjin Information has one valid patent, Shenzhen Jingwei holds three valid patents, Shenzhen Sound Effects has one valid patent, and Datasea Jingwei has four patents under substantive examination. Xunrui also has three patents under substantive examination, and Datasea Beijing has two patent applications currently under substantive examination. The details are as follows:

The company is actively developing and applying advanced acoustic technology and products to establish technical barriers and thresholds distinct from its competitors. Research and development have always been the core and driving force behind the company’s growth. The company is enhancing the application and industrialization of its unique acoustic high-tech services, implementing a comprehensive industrial technology layout in fields such as acoustic industrial applications, acoustic agriculture applications, acoustic medical care, acoustic health, and acoustic IoT technologies. In the post-pandemic era, the company continues to introduce a broader range of acoustic health products by leveraging non-audible sound (especially ultrasound and infrasound) and its interaction with biological systems, maintaining a leading position in the acoustic high-tech industry.

As of June 2024, the Company has made the following achievements in patent applications from the State Intellectual Property Bureau:

Publication and Granted Patents:

No.	Publication Number	Description	Application Status

Patents Owned by Shuhai Beijing
1	CN108922101B	An smart security campus management system of Shuhai Information	Granted
2	CN108871456B	Shuhai security intelligent sensor system	Granted
3	CN109033874B	A multi-role login method and system of Android program based on SQlite database	Granted
4	CN111179546	An adaptive distributed audio alarm method and system	Granted
5	CN2024100443501	The invention discloses an information interaction method and system based on 5G messages	Granted
Patents Owned by Tianjin Information
6	CN108961661B	Three-dimensional smart security alarm linkage system	Granted

Patents owned by Xunrui Technology
7	CN110374479B	A type of intelligent security equipment	Granted

8	CN112964372B	The invention relates to a new infrared temperature measuring device and a temperature measuring method.	Granted

Patents owned by ShenzhenJingwei Technology
9	CN107036218B	A novel ultrasonic atomizer device	Granted
10	CN218853183U	The handle used for sterilizing the device	Granted
11	CN218247901U	Ultraviolet ultrasonic plasma disinfection equipment	Granted

Patents owned by Acoustic Effect Technology
12	CN307831947S	Acoustic effect disinfection instrument type I (universal)	Granted

Patents under Substantive Examination:

No.	Publication Number	Description	Application Status

		Shuhai Beijing:
1	CN109146406A	The attendance system of Shuhai Information based on GPS positioning information supported RFID technologies	Substantive examination
2	CN108985423A	An electronic student card system of Shuhai Information	Substantive examination
		Xunrui Technology:
3	202110162293.3	Facial expression recognition method, device and electronic equipment based on complex scene	Substantive examination
4.	CN202311307735.4	A fast retracing method of global surface water range based on early Landsat images	Substantive examination
5	CN202211404673.4	Method and system of water missing data reconstruction for optical remote sensing images
		Shuhai Jingwei:
6	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	Accepted
7	202430090085.1	Smart Sound wave Sterilization and Deodorization(01)	Substantive examination
8	202430090093.6	Smart Sound wave Sterilization and Deodorization (02)	Substantive examination
9	202430253514.2	Sleep comforter (non-contact)	Substantive examination

Major products

The Company mainly focuses on developing the following two categories of products: software and smart hardware devices.

Software system - mainly refers to software systems and solutions related to 5G messaging cloud platforms/5G digital platforms and smart cities. As a result of the Company’s increased investment in R&D and the training of technical talents, the Company’s software has a total of 139 copyright registrations in China, of which Shuhai Beijing owns 39 Software Copyright registrations, Xunrui owns 36 Software Copyright registrations, Tianjin Information owns 31 Software Copyright registrations and Shuhai Acoustic owns 3 Software Copyrights, and Shenzhen Jingwei owns 30 Software Copyrights. The details are as follows:

Software Copyright Owned by Shuhai Beijing
No.	Certification	Certificate No.
1	Shuhai XIN Platform internet activity audit security management system V1.0	Ruan Zhu Deng Zi No.1054520
2	Shuhai XIN Platform WIFI device feature collection management system V1.0	Ruan Zhu Deng Zi No.1111383
3	Shuhai XIN Platform micro mall system V1.0	Ruan Zhu Deng Zi No.1111535
4	Shuhai XIN Platform SMS platform system V1.0	Ruan Zhu Deng Zi No.1111683
5	Shuhai XIN platform 3G website content management system V1.0	Ruan Zhu Deng Zi No.1111690
6	Shuhai media advertising system V1.0	Ruan Zhu Deng Zi No.1111694
7	Shuhai XIN platform micro marketing system V1.0	Ruan Zhu Deng Zi No.1111700
8	“Shuhai Safe Campus” mobile end - security management system V2.0	Ruan Zhu Deng Zi No.1575317
9	“Shuhai Safe Campus” security management system V2.0	Ruan Zhu Deng Zi No.1575313
10	“Shuhai XIN Platform” front-end equipment control system for smart elevator detection V2.0	Ruan Zhu Deng Zi No.1574419
11	“Shuhai XIN Platform” smart elevator inspection & pre-alarm management platformV2.0	Ruan Zhu Deng Zi No.1575648
12	“Shuhai XIN Platform” smart elevator real-time monitoring and alarm management platform V2.0	Ruan Zhu Deng Zi No.1575758
13	“Shuhai XIN Platform” smart elevator screen equipment monitoring system V2.0	Ruan Zhu Deng Zi No.1575665
14	“Shuhai XIN Platform” smart advertisement launching system V2.0	Ruan Zhu Deng Zi No.1575670
15	Shuhai Information smart safe campus management system V1.0	Ruan Zhu Deng Zi No.2888248
16	Shuhai Information XIN Platform security management system (Android Version) V2.21	Ruan Zhu Deng Zi No.2918496
17	Shuhai information XIN platform security management system (IOS version) V2.21	Ruan Zhu Deng Zi No.2918467
18	Shuhai Information big data smart decision-making platform for governmental affairs V1.0	Ruan Zhu Deng Zi No.2962930
19	Shuhai Information campus smart brain information management platform V1.0	Ruan Zhu Deng Zi No.2961899
20	Shuhai Information university big data innovation laboratory platform V1.0	Ruan Zhu Deng Zi No.2962919
21	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
22	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
23	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
24	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
25	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176483
26	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
27	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
28	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
29	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
30	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484
31	The three-dimensional linkage system for Epidemic Prevention and control in Shuhai Information Community V1.0	Softcopy Registration No.7128687
32	Shuhai information scanning code aggregation payment system	Softcopy Registration No.7299094
33	Shuhai information social group purchase system	Softcopy Registration No.7296663
34	Shuhai information face recognition payment system V1.0	Softcopy Registration No.7298094
35	Shuhai information online shopping mall System	Softcopy Registration No.7300125
36	Big data accurate analysis of sales promotion system	Softcopy Registration No.11933115
37	Multimodal customer relationship management system	Softcopy Registration No.11938599
38	5G message data exchange center system	Softcopy Registration No.11893684
39	Enterprise digital employee management system	Softcopy Registration No.11548880

Software Copyright owned by Xunrui Technology
No.	Certification	Certificate No.
40	Xunrui smart security integrated management platform v1.0	Ruan Zhu Deng Zi No.5201855
41	Xunrui big data visual analytics platform v1.0	Ruan Zhu Deng Zi No.5201772
42	Xunrui visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201824
43	Xunrui non-visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201861
44	Xunrui epidemic prevention and control linkage early warning system v1.0	Ruan Zhu Deng Zi No.5201704
45	Xunrui smart campus security management system v1.0	Ruan Zhu Deng Zi No.5201776
46	Xunrui smart scenic area security management system v1.0	Ruan Zhu Deng Zi No.5201574
47	Xunrui smart community security management system v1.0	Ruan Zhu Deng Zi No.5201869
48	Xunrui smart one-key alarm management system v1.0	Ruan Zhu Deng Zi No.5201784
49	Xunrui smart guest management system v1.0	Ruan Zhu Deng Zi No.5201780
50	Xunrui O2O community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.9940999
51	Xunrui Smart Campus Security cloud platform system V1.0	Ruan Zhu Deng Zi No.9941054
52	Xunrui Wisdom canteen arrangement system V1.0	Ruan Zhu Deng Zi No.9941000
53	Xunrui aggregation message cloud platform V1.0	Ruan Zhu Deng Zi No.9941047
54	Xunrui B2B2C online mall system V1.0	Ruan Zhu Deng Zi No.9941055
55	Xunrui Wisdom Canteen Food traceability system V1.0	Ruan Zhu Deng Zi No.9995289
56	Xunrui 5G message cloud platform V1.0	Ruan Zhu Deng Zi No.9995307
57	Xunruirong media information marketing platform	RuanZhuDeng Zi No.10318231
58	Xunrui comprehensive online Office OA System	RuanZhuDeng Zi No.10318229
59	Xunrui integrated security cloud platform	RuanZhuDeng Zi No.10318227
60	Xunrui Smart Apartment management system	RuanZhuDeng Zi No.10318271
61	Xunrui Aggregate payment and settlement system	RuanZhuDeng Zi No.10318221
62	Xunrui AI intelligent algorithm analysis platform	RuanZhuDeng Zi No.10318230
63	Xunrui intelligent acoustic recognition system	RuanZhuDeng Zi No.10318269
64	Xunrui Intelligent Park management system	RuanZhuDeng Zi No.10318270
65	Xunrui Wisdom Catering System	RuanZhuDeng Zi No.10318268
66	Xunrui satellite remote sensing - Agricultural Management System	RuanZhuDeng Zi No.10318228
67	Xungrui iot terminal service gateway platform V1.0	RuanZhu Deng Zi No10357761
68	Xungrui intelligent community integrated management platform V2.0	RuanZhu Deng Zi No10357535
69	Xungrui smart community integrated management client platform V1.0	RuanZhu Deng Zi No10312678
70	“CoAI CPaaS” interactive artificial intelligence precision reach analysis platform v1.0	RuanZhu Deng Zi No11659754
71	Cloud Customer Resource Management system v1.0	RuanZhu Deng Zi No11652683
72	Big data attribute label analysis marketing push system	RuanZhu Deng Zi No11877356
73	Micro, small and medium-sized enterprises 5G messaging application platform v1.0	RuanZhu Deng Zi No12233860
74	Xungrui iot cloud platform V1.0	RuanZhu Deng Zi No12450190
75	Xungrui smart canteen security system V1.0	Ruan Zhu Deng Zi No12576381

Software Copyrights owned by Tianjin Information
No.	Certification	Certificate No.
76	Campus danger alarm system V1.0	Ruan Zhu Deng Zi No.7177594
77	Community prevention and control personnel information registration system V1.0	Ruan Zhu Deng Zi n No.7140470
78	Intelligent Community Management System V1.0	Ruan Zhu Deng Zi No.7125871
79	Community prevention and control health information Management system V1.0	Ruan Zhu Deng Zi No.7131600
80	Campus epidemic prevention and control personnel access management system based on face recognition	Ruan Zhu Deng Zi No.7263518
81	Campus epidemic prevention and control temperature measurement data management system	Ruan Zhu Deng Zi No.7242759
82	Intelligent community intelligent monitoring and management system V1.0	Ruan Zhu Deng Zi No.7558127
83	Campus information Management System V1.0	Ruan Zhu Deng Zi No.7561345
84	Intelligent community access control management system	Ruan Zhu Deng Zi No.7568924
85	Community prevention and control temperature measurement data management system	Ruan Zhu Deng Zi No.7565701
86	Campus monitoring system V1.0	Ruan Zhu Deng Zi No.7570612
87	Community prevention and control personnel information Management system V1.0	Ruan Zhu Deng Zi No.7570807
88	Campus Intelligent acoustic Warning System V2.0	Ruan Zhu Deng Zi No. 8580724
89	Intelligent acoustic Early warning System V2.0 for medical and nursing environment	Ruan Zhu Deng Zi No. 8580553
90	Intelligent acoustic Early warning system V2.0 for public places	Ruan Zhu Deng Zi No. 8580552
91	Swimming pool intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No. 8580686
92	Home Intelligent Acoustic Warning System V2.0	Ruan Zhu Deng Zi No. 8580685
93	Hotel Intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No. 8580725
94	5G message data acquisition System 1.0	Ruan Zhu Deng Zi No.11109956
95	5G message aggregation cloud platform	Ruan Zhu Deng Zi No.11109703
96	Cockpit management platform	Ruan Zhu Deng Zi No.11109957
97	Data Asset Management Platform 1.0	Ruan Zhu Deng Zi No.11109896
98	Digital Employee Management System 1.0	Ruan Zhu Deng Zi No.11109704
99	5G aggregate user order data tracking system	Ruan Zhu Deng Zi No12967877
100	5G communication channel payment gateway system	Ruan Zhu Deng Zi No12971369
101	5G messaging e-commerce marketing network platform 1.0	Ruan Zhu Deng Zi No12971576
102	Multi-modal payment integrated management system	Ruan Zhu Deng Zi No12970902
103	Integrated satellite remote sensing intelligent observation system	Ruan Zhu Deng Zi No12971398
104	Iot edge computing gateway platform	Ruan Zhu Deng Zi No12967198
105	Iot interoperable data service platform	Ruan Zhu Deng Zi No12970896
106	Customer information security protection management platform	Ruan Zhu Deng Zi No13073979

Software Copyrights owned by Acoustic Effect Technology

107	High frequency acoustic effect air coupling algorithm software V1.0	Ruan Zhu Deng Zi No.9854777
108	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Ruan Zhu Deng Zi No. 9877299
109	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Ruan Zhu Deng Zi No.9864534

Soft Copyrights owned by Shuhai Jingwei

110	Square intelligent acoustic early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358
111	Community medical center intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322366
112	Stadium intelligent acoustic early warning and identification system 1.0	Ruan Zhu Deng Zi No.10319630
113	Home intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322359
114	College intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322365
115	Apartment intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10319699
116	Shuhai Jingwei 5G message aggregation cloud platform	Ruan Zhu Deng Zi No.10688735
117	Shuhai Jingwei Data collection system V1.0	Ruan Zhu Deng Zi No.10688734
118	Shuhai Jingwei digital team management system	Ruan Zhu Deng Zi No.10688737
119	Shuhai Jingwei messaging platform 1.0	Ruan Zhu Deng Zi No.10688736
120	Shuhai Jingwei message marketing cloud platform 1.0	Ruan Zhu Deng Zi No.10688734
121	Shuhai Jingwei data asset management platform V1.0	Ruan Zhu Deng Zi No.11022539
122	Shuhai Jingwei SOP management system	Ruan Zhu Deng Zi No.10688732
123	Shuhai Jingwei smart community integrated management client platform	Ruan Zhu Deng Zi No.10688733
124	Shuhai Jingwei Intelligent Park security cloud platform	Ruan Zhu Deng Zi No.10688731
125	High frequency acoustic effect air coupling algorithm software V1.0	Ruan Zhu Deng Zi No.10688740
126	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Ruan Zhu Deng Zi No.10688739
127	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Ruan Zhu Deng Zi No.10688738
128	Iot terminal edge service gateway platform	Ruan Zhu Deng Zi No.12821324
129	5G message comprehensive traceability analysis data display system	Ruan Zhu Deng Zi No.12782739
130	AI semantic copy generation system	Ruan Zhu Deng Zi No.12664881
131	Multi-channel integrated payment management system	Ruan Zhu Deng Zi No.12779467
132	Voice interaction inspection system based on customer robot	Ruan Zhu Deng Zi No.12777940
133	Interactive precision reach analysis platform	Ruan Zhu Deng Zi No.12817101
134	Customer information security management system	Ruan Zhu Deng Zi No.12782733
135	Customer marketing management system	Ruan Zhu Deng Zi No.12780563
136	Digital Sea Jingwei 5G message fee aggregation channel business platform	Ruan Zhu Deng Zi No.12779116
137	Satellite remote sensing integrated intelligent observation system	Ruan Zhu Deng Zi No.12778719
138	Internet of Things interlink service system	Ruan Zhu Deng Zi No.12785025
139	Integrated marketing e-commerce platform	Ruan Zhu Deng Zi No.12782647

Intellectual Property Planning

Datasea is dedicated to cultivating a core product portfolio within the realm of acoustic High-Tech, with a primary focus on the integration of acoustics and artificial intelligence. The Company is actively pursuing patent applications to establish a robust technological barrier. Over the course of the next three years, Datasea has outlined its strategic goals, centering its efforts on promising domains such as ultrasound, Schumann resonance technology, and directional sound. The intended achievements include:

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

R&D Investment

As for the fiscal year ended June 30, 2023 and 2024, we spent $569,635 and $359,342 on research and development, respectively. Datasea, the VIE, and its subsidiaries intend to invest approximately $10 million in technological product development over the next three years. The budget for each sector is presented in the table below.

No.	Item	% in budget
1	Salary of R&D personnel (incl. the introduction of high-end talents)	50%
2	Procurement of scientific research facilities	20%
3	Joint laboratories with universities, research institutes	8%
4	Procurement of testing devices	6%
5	Intermediate testing and tooling	5%
6	Establishment of new technical schedule	4%
7	Appointment of external technical experts	5%
8	Others	2%

Product Manufacturing

Intelligent hardware terminals

For the fiscal year ended June 30, 2024, our products primarily consist the “HailiJia” series of ultrasonic air sterilizer products, including 1) In-door models (floor and desktop models) suitable for different areas and functions, and 2) In-vehicle models; 3) Restroom and Cloakroom purification and deodorization. Comprehensive air disinfection, and specialized sterilization suitable for environments such as hospitals, airports, hotels, transportation and residential buildings.

●	Acoustic Health Product Series

1.	Upgraded Ultrasonic Sterilizer and Purifier

2.	Air Sterilizers for Indoor Use (Floor Model and Desktop Model) and Vehicle Models, designed for various areas and functions.

3.	Intelligent Sterilizer and Deodorizer

4.	Schumann Vibration-Based Sleep Aid

Production mode

In the Chinese market, on the basis of a comprehensive understanding of the industry and the market, the Company has adopted the model of manufacturing outsourcing in the production of acoustic high tech hardware products and an independent or joint design model in product appearance, and established the control process of “prototype selection - prototype determination - content determination - replication efficiency and replication effect” on the basis of product line standardization. At the same time, the Company has established the R&D management process from “approval-node monitoring-assessment”, and optimized the standard manufacturing process and construction management process to guide factory production, supply chain procurement and project site construction. During the reporting period, the Company has added a professional antivirus and odor removal equipment manufacturer to customize and produce bathroom and cloakroom odor products and equipment using Datasea’s acoustics high tech technology. Meanwhile, Schumann sleep aid product has been finalized and developed with partner manufacturers.

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

Outsourcing manufacturing partners

As of June 30, 2024, we have established relationships with approximately five outsourced manufacturing partners and a supplier system of approximately 40 suppliers to provide various components and services for the company’s new acoustic high-tech products. The vast majority of suppliers are located in Dongguan, Shenzhen and Foshan in the Greater Bay Area, and the industrial chain advantages of the region are fully reflected. At the same time, we continue to expand our supplier and production outsourcing partners and seek new opportunities to retain and optimize our outsourcing and supply chain resources.

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

Shuhai Beijing currently maintains the following licenses issued by the PRC government that are material to its operations:

●	Business License issued by Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issued by Beijing Municipal Bureau of Statistics;

●	Value-Added Telecommunications Business Operating License issued by Ministry of Industry and Information Technology;

●	Security Engineering Qualification Certificate issued by China Security Technology Prevention Industry Association; and

●	The information security management system certification certificate issued by New Century Inspection and Certification Co., Ltd;

●	Environmental Management System Certification Certificate issued by Beijing Xinjiyuan Certification Co., Ltd;

●	Occupational Health and Safety Management System Certification Certificate issued by Beijing Xinjiyuan Certification Co., Ltd

●	Quality Management System Certification Certificate issued by Zhengbiao Lianxin (Beijing) Certification Service Co., Ltd

●	Network Culture Business License issued by the Beijing Municipal Bureau of Culture and Tourism

Shuhai Beijing also maintains the following certificates for its business:

●	National High Tech Enterprises Certificate jointly issued by Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, and Beijing Municipal Tax Service, State Taxation Administration;

●	Zhongguancun High Tech Enterprises Certificate issued by Zhongguancun Science Park Administrative Committee;

●	Membership Certificate issued by China Security Technology Prevention Industry Association;

●	Information Security Management System Certificate issued by Beijing Inspection and Certification Limited Company; and

●	Environmental Management System Certificate issued by Huaxinchuang (Beijing) Certification Center Co., Ltd

●	Beijing Municipal Bureau of Economy and Information Technology issued the special new small and medium-sized enterprise

Employees

As of June 30, 2024, we have approximately 36 full-time employees and no part-time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function	Total Number of Employees
Management	5
Human Resources Administrative Management	5
Internal Controls	2
Capital Operation	2
Purchase	1
Marketing and Sales	3
Research & Development	14
Finance & Accounting	4
Total	36

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

Risks Relating to Our Business and Industry

We have a limited operating history as a developer of acoustics high tech, 5G AI multimodal digital and other products and services. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. The operating entity, Shuhai Beijing, was formed in February 2015 and may not generate material revenue or any profit in the foreseeable future. We are still in the process of developing, marketing and expansion of our business. We expect that our acoustics high tech (including ultrasound, infrasound, directional sound, and Schumann resonance), 5G AI multimodal digital and other products and services will be our core business in the future. We have limited experience and operating history in developing and marketing our products and services. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the potential growth opportunities associated with our products and services or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early and development stage company and have limited financial resources. We had cash balances of $19,728 and $181,261 as of June 30, 2023, and June 30, 2024, respectively. We generated revenues of $23,975,867 during the year ended June 30, 2024. We had a net cash inflow of $161,534 during fiscal year ended June 30, 2024.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. We believe these are sufficient to keep our business operations functioning for the next twelve months. We have generated revenue of $23,975,867 from our business during the year ended June 30, 2024, and our expenses will be accrued until sufficient financing is obtained or bank loan us the necessary funds to pay for these expenses.

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

On July 2, 2024, the Company announced that it had entered into a share purchase agreement with SEG Opportunity Fund LLC, a U.S. institutional investor, to sell 692,308 shares of common stock (or common stock equivalent) in a private registered offering at an issue price of $3.25 per share (or common stock equivalent). This includes the issuance of 179,400 ordinary shares at a price of $3.25 per share, representing 4.8% of the total post-issue share capital of 3,769,020; And the issuance to investors of 512,908 prepaid warrants in lieu of common stock at a price of $3.24 per warrant and an exercise price of $0.01 per warrant.

The offering closed on July 3, 2024, and 179,400 common shares have been issued and funds have arrived in the Company’s accounts. Datasea expects gross proceeds from the offering (before underwriting discounts, commissions and offering fees) to be $2,250,000.

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

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources to key growth areas, such as acoustics high tech , 5G AI multimodal digital and other products and services. We are likely to recognize the costs and expenses associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Our business substantially depends upon the continued growth of acoustics high tech , 5G AI multimodal digital and other products and services, the decrease of which could have a negative impact on our business.

A substantial portion of our business and revenue depends on the growth of acoustics high tech , 5G communication in the PRC and globally, including the continued development and expansion of the Internet. To the extent that an economic slowdown or economic uncertainty and any related reductions in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results and financial condition.

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

Technologies change rapidly in the acoustics high tech, 5G AI multimodal digital industries with frequent new products and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

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

Our management has assessed the effectiveness of our internal control over financial reporting with an assessment report as of June 30, 2024, and plans to shorten the cycle and increase the frequency concerning the testing cycle for the effectiveness of internal control measures. The annual risk control assessment reporting system will be improved to a quarterly risk control assessment system.

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

By the end of the fiscal year ended June 30, 2024, we have established a Risk Control Department led by the internal control director and external legal counsels to ensure the Company’s compliance with relevant regulations and risk management requirements. We also formulated new policies or integrated a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, policy to prevent and detect fraud, assets and inventory management, internal audit policy and cost accounting. We further set up bookkeeping under U.S. GAAP and we provided training for our employees, such as the Finance Department, Marketing Department, and senior executives. We also set up the International Affair Department to strengthen our compliance and financing management in the international capital market.

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

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity (the “VIE”) and its subsidiaries. Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of the VIE, instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock currently listed on the Nasdaq Capital Markets are shares of Datasea, our Nevada holding company, that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 34 and “VIE Agreements” on page 5.

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

As previously reported, on December 9, 2022, Datasea received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying Datasea that, for the preceding 30 consecutive business days, Datasea’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Therefore, in accordance with Nasdaq Listing Rule 5810(c)(3)(C) (the “Rule”), Datasea was provided 180 calendar days, or until June 7, 2023, to regain compliance with the MVLS Requirement. Subsequently, on June 8, 2023, Datasea received a letter from Nasdaq indicating that Datasea had not regained compliance with the Rule (the “Delisting Notice”), and that accordingly, its securities will be delisted from Nasdaq. Thus, unless Datasea requests an appeal of that determination pursuant to procedures set forth in the Nasdaq Listing Rule 5800 Series, trading of Datasea’s common stock will be suspended at the opening of business on June 20, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove Datasea’s securities from listing and registration on Nasdaq.

On June 14, 2023, Datasea requested an appeal of Nasdaq’s determination and a hearing before the Nasdaq Hearings Panel (the “Panel”). As stated in the Delisting Notice, a hearing request will stay the suspension of Datasea’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

Datasea is considering its available options to resolve the deficiency and regain compliance with the MVLS Requirement within the allotted compliance period, which may include fund-raising activities through the issuance of new shares or securities. If Datasea fails to regain compliance with Nasdaq’s Listing Rules, it could be subject to suspension and delisting proceedings. If Datasea’s securities lose their status on The Nasdaq Capital Market, Datasea’s securities would likely trade in the over-the-counter market. If Datasea’s securities were to trade on the over-the-counter market, selling Datasea’s securities could be more difficult because smaller quantities of securities would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of Datasea may be reduced. In addition, in the event Datasea’s securities are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in Datasea’s securities, further limiting the liquidity of such securities. These factors could result in lower prices and larger spreads in the bid and ask prices for Datasea’s securities. Such delisting from The Nasdaq Capital Market and continued or further declines in Datasea’s share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions

Our majority stockholders will control our Company for the foreseeable future, including the outcome of matters requiring shareholder approval.

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

We lease office space of approximately 2,007.46 square meters from Beijing Kaipeng Technology Co., Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $33,100 (RMB225,922.89). The lease agreement expired on October 7, 2022, we received a six-month rent free (two months for each year) discount.  On October 8, 2022, Tianjin Information Sea Information Technology Co.Ltd. signed a lease contract with Beijing Kaipeng Technology Development Co., LTD. The lease area is 566.04 square meters, and the lease period is from October 8, 2022 to November 07, 2023. The monthly rent is RMB 63,703 (US $9,179).After that the agreement was renewed again from Nov 8, 2023 to Dec 7, 2024,the annual rental is RMB 722,341.30 (USD 101,355.63),which include rental free from Nov 8 2024 to Dec 7 2024. The lease space is 553.11 square meters,

On February 8, 2023, Shuhai Information Technology Co.Ltd. signed a lease contract with Beijing Kaipeng Technology Development Co., Ltd. for a leased area of 391.06 square meters at a monthly rent of RMB 44,011.00 (US $6,342). The lease period is from 8 February 2023 to 7 November 2023.Then the agreement was renewed again from Nov 8, 2023 to Dec 7, 2024,the annual rental is RMB 208,301.15 (USD 29,227.86),which include rental free from Nov 8 2024 to Dec 7 2024. The lease Space is 159.50 square meters.

We also lease a small office in Harbin for Harbin Information’s operation under a lease that expires on April 30, 2020, as amended on May 1, 2019. We pay an annual rent of approximately $2,930 for this space. This lease agreement was renewed for one year on May 1, 2020 and l expired April 30, 2021, with an annual rent at approximately $10,665.68.

Due to the business expansion of the Company, a new office was rented on October 1, 2019 to support operation of Heilongjiang Xungrui Technology Co., Ltd. The lease term is from October 1, 2019 to September 30, 2021 and the annual rent is approximately $23,293.85. The agreement was renewed for 7 months from October 1, 2021 to April 30, 2022 and monthly rental is RMB13,500 (US $2,090.72), and the total rent is RMB94,500 (US $14,635.05). Then the agreement was renewed again from May 1, 2022 to April 30, 2023, the monthly rental is RMB19,642.5 (US $3,042) and the annual rental is RMB235,710 (US $36,504). Heilongjiang Xungrui renewed the lease agreement, the lease term is one year, the lease area is 218.25 square meters.the agreement was renewed from May 1, 2023 to April 30, 2024, the monthly rental is RMB23,571 (US $3,396) and the annual rental is RMB282,852 (US $40,756).Then the agreement was renewed again from May 1, 2024 to April 30, 2025,the annual rental is still RMB 282,852.00 (USD 39,688.50）. We believe the rented space is sufficient for our current operations.

Tianjin Information Sea Information Technology Co., Ltd. signed a lease contract with Shenzhen Lvjing Real Estate Development Co., Ltd. on August 11, 2020. The building covers an area of 395.15 square meters and will be leased from August 8, 2020 to August 7, 2023 with a three months and ten days’ rent-free period. The monthly rent is approximately $29,851.22 (RMB 209,910.80). The rental will be increased by 3% per year from the second year on the basis of the previous year’s rental standard.

On August 7, 2023, Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd. terminated the lease agreement.

Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. signed a lease contract with Shenzhen Hongfa real estate development Co., LTD. on August 15, 2023. The building covers an area of 321.87 square meters and will be leased from August 15, 2023 to August14, 2024 with a one month rent-free period. The monthly rent is approximately $6,493.05 (RMB 45,061.80).

On August 14,2024, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. Terminated the lease contract with Shenzhen Hongfa real estate development Co., LTD.

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

On April 29, 2023, Guohao Century (Beijing) Technology Co., Ltd.signed a lease contract with Hangzhou Lanxin Real Estate Co., LTD. The lease area is 279.43 square meters, the lease period is from May 10, 2023 to May 9, 2025, and the monthly rent is RMB 15,908.88 (US $2,292). On Nov 10 2023, Guohao Century (Beijing) Technology Co., Ltd terminated the agreement with Hangzhou Lanxin Real Estate Co., LTD

On August 16 2024, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. signed a leasing agreement with Shenzhen Xunmei Technology Co., LTD. The house is located in Unit 1102, 11th floor, Building 2, Xunmei Technology Plaza, No.8 Keyuan Road, Yuehai Street, Nanshan District, Shenzhen, with a construction area of 1013 square meters. The lease period is from August 16, 2024 to August 15, 2027, for a total of three years, with a rent-free period of 5 months. The rent for the first and second years is 47.62 yuan/m2 / month, and the total rent is RMB1,920,420.00, equivalent to USD269,464.55. The rent for the third year is RMB 47.62 / m2 / month, and the total rental is RMB 1,108,789.00, equivalent to US $155,580.20, the house deposit is RMB202,600.00, equivalent to USD28,427.90.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock started trading on the NASDAQ Capital Market under the symbol “DTSS” in 2018. Based on the records of our transfer agent, we had 5,154,778 shares of common stock issued and outstanding as of September 24, 2024. We have not made any repurchases of the equity securities of Datasea for the period covered by this report.

Holder

We had 103 holders of record of our common stock as of September 24, 2024.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to several factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political, and business conditions in China;

●	industry trends and changes in demand for our products and service；

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance, or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers

Overview

Company Structure

Datasea Inc. is a technology company incorporated in Nevada, USA, on September 26, 2014, with subsidiaries and operating entities located in Delaware, US, and China. The company provides acoustic business services (focusing on high-tech acoustic technologies and applications such as ultrasound, infrasound, and Schumann resonance), 5G application services (5G AI multimodal digital business), and other products and services to various corporate and individual customers.

In the acoustic business sector, Datasea is a global pioneer of the “acoustic effect” concept. Utilizing global leading “Acoustics + AI” precision manufacturing as the digital application framework, and leveraging sound wave technologies combined with acoustic effects as the technological system, the company outputs acoustic high-tech products and solutions worldwide. Datasea strives to be a leader in the development of China’s high-tech precision manufacturing in the acoustic industry. Our products have wide-ranging applications across various industries and sectors, including acoustic agriculture, acoustic industry, acoustic medicine, acoustic health, and acoustic IoT technologies. In the 5G application sector, Datasea provides digital and intelligent services to enterprises and individual users in China, leveraging AI, machine learning, and data analytic capabilities to offer a wide range of 5G application products and solutions.

For the fiscal year ending June 30, 2024, our revenue was $23,975,867, reflecting a 558.6% increase compared to the same period in 2023. This revenue growth is primarily due to the rapid expansion of our 5G AI multimodal communication business in China, with the company’s 5G AI digital business maintaining a leading position in the industry. Our growing customer base continues to support substantial business growth.

Additionally, as of the date of September 20, 2024, the company has received approximately RMB 152.40 million (equivalent to $21.37 million) in cash prepayments from large customers of our 5G AI multimodal digital business. These prepayments represent service obligations that have not yet been recognized as revenue for this fiscal year and will be recognized in future financial statements. The total value of contracts currently in execution, which will be recognized as revenue, exceeds $100 million.

Datasea is not a Chinese operating company but a Nevada-based holding company with its Delaware subsidiary, Datasea Acoustics LLC, serving as our U.S.-based international business platform. Additionally, through the Company’s subsidiary in China – Tianjin Information Sea Information Technology Co., Ltd (“Shuhai Tianjin”) and the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), we carry out business activities in China, along with their subsidiary entities. Shuhai Beijing possesses cutting-edge products and solutions in acoustics high tech and 5G AI multimodal digital applications to support commercial enterprises, households and individuals in China.

The development and internationalization of acoustic products, including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, have always been a crucial strategy for the Company. Following the establishment of its wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware in July 2023, the Company has actively implemented its global strategy. As of the date of this report, the Company has partnered with several well-known U.S. online retailers and local smart product distributors, including iPower Inc. (NASDAQ: IPW) and Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia, to expand the online and physical store distribution of its acoustic-related products in the U.S. Additionally, in collaboration with the renowned U.S. intellectual property firm Paul & Paul, we are actively pursuing patent applications and acquiring high-quality patents to build a strong international intellectual property portfolio. Focusing on the core area of acoustic high-tech, we are seeking potential merger and acquisition targets in acoustic industry applications, acoustic agriculture, acoustic medical aesthetics, acoustic health, and acoustic IoT technologies. This is part of our strategy for international expansion through mergers and acquisitions. On October 16, 2023, the Company’s Delaware-based subsidiary, Datasea Acoustics LLC, signed a marketing promotion and sales cooperation agreement with Meglio to develop, promote, and distribute itsacoustics high tech products in the U.S. On April 19, 2024, the Company entered into a Framework Agreement with iPower Inc. (NASDAQ: IPW) for product cooperation, marking the beginning of a joint effort to enhance product distribution in the U.S. online market.

Datasea provides digital and intelligent services to enterprises and individual users in China through a series of 5G multimodal services and solutions, utilizing its AI, large models, and data analytics capabilities.

Technology and Innovation

Datasea is one of the global initiators of the concept of “acoustic high-tech.” By leveraging cutting-edge “acoustic + AI” precision manufacturing for digital applications and integrating acoustic technology with digital electronics, we aim to deliver advanced acoustic high-tech products and solutions worldwide, positioning ourselves as a leader and pioneer in China’s high-tech precision manufacturing within the acoustic industry.

The company focuses on the acoustic high-tech industry, particularly in the research of ultrasound, infrasound, and Schumann resonance technologies. By analyzing and introducing new industry segments within acoustic high-tech, we drive the development and application of these technologies, including in-depth research on non-audible mechanical wave effects, which distinguishes us from others in the field. We combine acoustic chemistry, mechanical transduction, and vibrational dynamics with artificial intelligence (AI), large language models, and data analytics. Our acoustic high-tech products and 5G AI multimodal communication solutions serve over 48.42 million enterprises (with over 99% being small and medium-sized enterprises) and households in China.

Datasea, rooted in the acoustic intelligence industry, is advancing rapidly in terms of technological innovation, product creation, and industry application. The company emphasizes deep domestic and international collaboration and fosters the integration of industry, academia, and research. Focusing on the acoustic intelligence industry, we have established five key segments in the acoustic sector, leading the industry forward and providing cutting-edge acoustic intelligence technologies and products.

The Company holds an outstanding position in the field of acoustics, particularly in areas such as ultrasound, infrasound, and directional sound. To promote research and innovation in these areas, the Company actively collaborates with several prominent research institutions and universities, including Chinese Academy of Sciences Institute of Acoustics, China Academy of Information and Communications Technology Cloud Computing and Big Data Research Institute, Tsinghua University Internet Industry Research Institute, Harbin Institute of Technology Artificial Intelligence Research Institute, Beijing Union University, and Jilin University Remote Sensing Research Institute. The Company, together with these partners, is dedicated to conducting research on new topics and developing novel technology applications to drive advancements in the field of acoustics. To better achieve this goal, the Company collaborated for oint laboratories to enhance the integration and collaboration of research resources. These collaborations and the establishment of these laboratories further solidify the Company’s leading position in the field of acoustics, providing a strong foundation for future innovations and development.

China’s First White Paper on High-Tech Acoustic Industry.Additionally, the company has jointly released China’s first white paper on the high-tech acoustic industry with the Ministry of Industry and Information Technology, the Key Laboratory for Artificial Intelligence Technologies and Applications Evaluation, and the Cloud Computing and Big Data Research Institute of the China Academy of Information and Communications Technology. This white paper provides a comprehensive analysis and authoritative presentation of acoustic technology, its commercialization, and industry prospects. It discusses in detail the application of high-tech acoustics in various sectors, showcases Datasea’s proactive initiatives in leading industry development, and highlights the company’s leading position in the high-tech acoustic field both in China and globally. The white paper not only demonstrates Datasea’s pioneering role in setting industry standards but also further consolidates the company’s strategic importance in advancing acoustic technology on both a national and global scale.

As of the date of this report, Shuhai Beijing and its subsidiaries own 21 Patents and 139 Software Copyrights in the PRC, which include 9 pending patent applications in core technologies, to empower and grow the business. In addition, the U.S. subsidiary, Datasea Acoustics, is actively acquiring U.S. patents, as well as international patents, and collaborating with U.S. universities and world-renowned research institutions.

Business Strategy

Sustained Revenue Growth: Implement strategic initiatives such as expanding the sales team, enhancing distribution networks, exploring new markets in both domestic and U.S. regions, and offering value-added services to drive continuous revenue expansion.

Technological Innovation: Datasea continues to invest in research and development (R&D) to maintain its leading position in the field of non-audible mechanical wave effects in acoustics. This includes leveraging the cavitation, thermal, and mechanical effects of ultrasound to meet various application needs, such as disinfection, pesticide-free pest control for crops, livestock and pet health management, skincare, and medical wellness. These innovations are designed to address global market demands and ensure a competitive edge.

Additionally, Datasea is continuously upgrading its core 5G AI multimodal communication business through AI processing technology. This includes AI-driven creation and generation of various information forms, such as sound, text, images, and videos, as well as efficient transmission and AI digital marketing functions. These advancements ensure Datasea’s leading position in shaping the 5G digital technology landscape.

International Expansion: Focus on international growth, particularly in the U.S. market. Leverage the operations of U.S. subsidiaries, engage in mergers and acquisitions, ensure compliance, adapt to market dynamics, and practice effective cross-cultural management.

Technology Collaboration: Datasea can foster collaborations with renowned U.S. universities and research institutions through its U.S. subsidiary. By partnering with these institutions, the Company can engage in joint research and development initiatives to create and adopt cutting-edge acoustics high tech technologies. This collaborative approach helps Datasea maintain its technological leadership and obtain technical capabilities and reserves in relevant fields globally.

U.S. Patent Acquisition and Technology Protection: Building on its extensive portfolio of Chinese patents, Datasea prioritizes acquiring U.S. patents to protect its innovations and intellectual property. Rapidly securing U.S. patents is crucial for maintaining competitive advantage and defending against potential infringement. This proactive patent acquisition strategy will ensure that Datasea’s intellectual property is protected in the U.S. market, while also creating opportunities for licensing and monetization. These strategies will further strengthen Datasea’s position in the global market and enhance its innovation capacity.

Mergers and Acquisitions (M&A) and Joint Ventures: Datasea can expand its product and service portfolio globally through mergers and acquisitions or by forming joint ventures to meet growing market demands. By identifying companies that are related to or complementary to its existing areas of expertise, Datasea can rapidly scale its business and market presence. For instance, through M&A and collaborations in the U.S. market, Datasea can further solidify its foundation, market depth, and brand localization in the high-tech acoustics industry.

Compensation and Incentives: To recognize the contributions of directors, executives, employees, consultants, and other external partners to the Company’s growth, a multi-layered compensation and incentive system has been established. This includes stock awards for publicly traded companies and equity holdings in core business subsidiaries. To date, the Company has consistently issued relevant stocks under its stock incentive program to directors, executives, employees, and external consultants. Additionally, stockholding platforms have been set up for three core business subsidiaries in China, attracting key teams and sales partners to maximize the incentive effect. Looking ahead, the Company plans to extend stock incentive measures to more teams and consulting agencies that make significant contributions, further encouraging and ensuring active participation from talent within the organization.

Sustainable Growth: The Company can adopt a sustainable approach to ensure long-term success. This involves focusing on Environmental, Social, and Governance (ESG) issues, ensuring that the Company’s operations align with global best practices, and providing sustainable solutions to meet demands of customers.

Market diversification: In the domestic market, Datasea can continue to provide acoustics high tech and 5G AI multimodal digital products to various end users, such as corporate customers and household users, to ensure market diversification. In the international market, Datasea intends to target U.S. households and large corporate customers including hospitals, hotels, and schools with leading and high-quality ultrasonic air sterilization, bathroom and cloakroom sterilization and odor removal products, helping to diversify risks and provide broader growth opportunities.

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

Our Business Summary

Acoustic business

The company focuses on acoustic business with an emphasis on ultrasound, infrasound, and Schumann resonance technology.In the field of high-tech acoustics, the company is one of the global initiators of the “acoustic effects” concept, providing advanced acoustic products and solutions worldwide. Simultaneously, in the 5G multimodal domain, Datasea leverages its AI-driven services and solutions to offer digital and intelligent services to both businesses and individual users.

Acoustics high tech Segment:

We deeply understand the market’s demand for new application areas, technologies, and requirements. Therefore, through the relentless efforts of our team, we have achieved leading-edge advancements in acoustic understanding and algorithms. Our company’s acoustic technologies and products are widely applied across various industries and fields, including acoustic industrial applications, acoustic agriculture, acoustic medicine, acoustic health, and acoustic IoT technologies.

Acoustic High-Tech is a new field that integrates fundamental acoustic theory with artificial intelligence to collect and process acoustic data and address various challenges. Datasea utilizes advanced technologies in this domain, combining basic acoustic theories with AI to create a robust technology system centered around the effects of research and application of non-audible mechanical wave effects. This includes leveraging ultrasonic technology for sterilization, which effectively combats viruses and prevents infections. The technology exploits the mechanical, thermal, and cavitation effects of ultrasound. When microorganisms, including viruses like the coronavirus, are exposed to ultrasound, they experience intense vibrational strains that disrupt their outer shells and internal RNA. The rapid movement of protons caused by the ultrasound ultimately destroys microbial structures, eliminating harmful pathogens.

Especially in the field of ultrasonic technology, we utilize the cavitation, thermal, and mechanical effects of ultrasound to address various application needs, including disinfection, sterilization, crop drying, safety monitoring, skincare, and medical wellness. For example, in the field of ultrasonic disinfection, when ultrasound stimulates microorganisms (including coronaviruses), it causes significant vibrational strain, disrupting the virus’s outer shell and internal RNA. Ultimately, through a combination of mechanical destruction, cavitation effects, and advanced oxidative processes, pathogenic microorganisms are eliminated. This method provides a broad-spectrum, non-selective disinfection alternative to antibiotics.

Leveraging Datasea’s cutting-edge acoustic high-tech combined with AI technology, we have successfully developed a series of ultrasonic disinfection products. These include the acoustic health series ultrasonic disinfectors, ultrasonic sterilizers and purifiers for restrooms, bedrooms, living rooms, kitchens, and pets, as well as innovative non-contact ultrasonic skin repair devices. These products are suitable for environments such as hospitals, airports, hotels, transportation, and residential settings. Leading laboratories, including the Wuhan Institute of Virology, have proven that this ultrasonic disinfection technology achieves 99.83% efficacy against Covid-19 within nine seconds and 99.99% efficacy against Staphylococcus Albus and E. coli. This strategic shift aims to offer more effective environmental purification solutions and healthier lifestyles, serving China, the United States, and globally, particularly in the post-pandemic era when there is a higher demand for protection and quality of life.

To showcase the Company’s technology and products on the global market, Datasea, through its wholly-owned subsidiary, Datasea Acoustics LLC, based in Delaware, U.S., operates as the primary entity to offer advanced acoustic precision manufacturing products and solutions in fields including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, and more. After obtaining certification from internationally renowned testing organizations for our sound disinfection products, we will launch large-scale sales of these products in the U.S. market. This strategy aims to tap into the continuously growing consumer audience worldwide. The company has already established partnerships with various online and offline channels in the United States, laying out the market plan for acoustic-related products. Additionally, measures such as collaborations with universities and research institutions in the United States, obtaining patents through multiple channels, production assembly planning, and potential acquisitions contribute to the sustainable development of Datasea Acoustics LLC.

5G AI multimodal digital Segment

Datasea continues to invest in the research and application of 5G AI multimodal digital technology, committed to providing customers with leading intelligent solutions. As a pioneer in China’s 5G multimodal digital field, Datasea deeply integrates the high-speed and low-latency characteristics of 5G networks with AI and big data processing technologies to create a comprehensive AI multimodal digital platform that spans multiple industries. This platform integrates various data forms, such as text, audio, and video, enabling efficient information generation, precise transmission, and automation. It provides enterprise clients with high-quality services, including data packages and new media marketing. Powered by AI, Datasea’s 5G platform enhances customer acquisition, marketing, and brand building efficiency while creating new opportunities for digital transformation and business models. Datasea’s 5G products and solutions are widely applied in rural revitalization, healthcare, and logistics, providing digital and intelligent services to over 48.42 million enterprises and households in China (with more than 99% being small and medium-sized enterprises), driving industrial upgrades and innovative development.

Our Products and achievements of Acoustics Segment

General Information

Datasea’s Acoustic Products

As of the end of the fiscal year on June 30, 2024, our acoustic products primarily include several series in the field of acoustic health, specifically:

Existing Products These include six acoustic health products featuring efficient ultrasonic disinfection, which are:

1.	Indoor models suitable for different areas and functions (floor-standing and desktop types);

2.	In-vehicle models;

3.	Products for restroom and cloakroom purification and deodorization.

Application Scenarios: Professional sterilization products suitable for environments such as hospitals, airports, hotels, transportation vehicles, and residential areas.

Strategic Positioning: Purification of living environments.

Development Path: Moderate layout based on demand, emphasizing COVID-19 disinfection, and pursuing a product differentiation strategy.

Ultrasonic air sterilizer products:

●	In-door models:

Floor models and desktop models suitable for different areas and functions.

●	In-vehicle models:

Features:

Datasea’s acoustic health products utilize “acoustic disinfection” technology to efficiently remove viruses such as H1N1 influenza, natural bacteria, Staphylococcus, E. coli, Aspergillus flavus, and the novel coronavirus. They can also eliminate formaldehyde, dust, odors, and second-hand smoke.

2024	New Launched Products:

1.	Datasea Tianer - Upgraded Sonic Sterilization and Purification Guardian (For restroom/bedroom/living room/kitchen/pets)

●	For restroom:

Key Features:	Effectively eliminating restroom odors, purifying the air, killing viruses and eliminating bacteria.

2.	Datasea Tianer – Non-contact Sleep Aid

Sleep Monitor (Coming soon)

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

According to the company’s R&D and product planning, our acoustic products will expand extensively, including:

Short-term Product Plan (Expected to launch in 2025)

Acoustic Health

●	Product Name: Pet Disinfection and Deodorization Purifier

o	Functions:

1.	Eliminate or reduce the animal odor in pet environments, primarily for airborne odors, but cannot yet remove odors from the pets themselves.

2.	Pets can harbor germs and spread diseases. This product will offer strong air disinfection effects, with a design goal of achieving over 99% efficiency.

3.	Pet hair, especially from cats and dogs, tends to float in the air, causing allergic rhinitis and other respiratory symptoms. This product will effectively capture pet hair and prevent its spread.

Mid-term Product Plan

Acoustic Health

3.	Product Name: Mechanical Wave Brain Cortisol Level Regulation Device

o	Functions: Uses sound wave technology to induce controlled brain vibrations, regulating cortisol levels, enhancing brain activity, improving learning efficiency, promoting intellectual development, and maintaining a positive psychological state.

4.	Product Name: Food and Water Cleaning and Disinfection Device (Tentative)

o	Functions: A household ultrasonic cleaning and sterilization technology and product, designed for easier and more convenient use.

Acoustic Medical

3.	Product Name: Integrated Medical Diagnosis and Treatment Robot

o	Functions: AI-powered robot provides diagnostic and treatment services. With AI’s ability to process information quickly and efficiently, the robot offers diagnostic and treatment plans, performing intelligent medical procedures under a doctor’s supervision.

4.	Product Series:

1.	Ultrasound Wrinkle Removal Device

2.	Ultrasound Fat Reduction and Body Sculpting Device

3.	Sonic Spot Removal Device

o	Application Scenarios: Suitable for professional beauty centers and home beauty and health needs.

o	Strategic Positioning: Leading the way in sound and light devices in the fast-growing sectors of light medical aesthetics and health care.

o	Development Path: Relying on technology, focusing on brand, and leveraging integration to build an innovative product chain for intelligent acoustic health home products.

Acoustic Industry

5.	Product Name: Liquid Phase Rapid Separator

o	Functions: Uses ultrasound to reduce reagent dosage and processing time during liquid impurity separation.

6.	Product Name: Ultrasound-Assisted Nano Materials

o	Functions: Utilizes ultrasonic atomization technology to create conditions for nano-material production.

7.	Product Name: Ultrasound 3D Metal Printing

o	Functions: Uses ultrasound to weld or bond different materials together for 3D printing, employing non-contact focused ultrasound for the printing process.

8.	Product Name: Semiconductor Electronic Paste and Nano-Material Preparation

o	Functions: Controls the atomization particle reaction and speed to create nano-materials for the electronics industry, such as nano-copper oxide and nano-copper powder.

Acoustic Agriculture

5.	Product Name: Ultrasonic Agricultural Product Preservation and Pest Control Machine

o	Functions: Uses ultrasound to eliminate insect eggs and microorganisms in fruits and agricultural products, improving quality and extending freshness.

6.	Product Name: Agricultural and Forestry Crop Pest Control Device

o	Functions: Uses sound waves to affect pests, achieving pest repulsion and reducing the use of chemicals.

7.	Product Name: Sonic Plant Growth Accelerator (Sound Fertilizer)

o	Functions: Uses sound wave technology to enhance photosynthesis and nutrient absorption in plants, promoting plant growth and development.

8.	Product Name: Zero-Gravity Space Station Plant Farm

o	Functions: Uses sound wave technology in space stations to create environments suitable for plant growth, enabling soil-free planting, mist irrigation, and fertilization. Sound waves stimulate photosynthesis and nutrient absorption, promoting plant growth, development, and fruit quality, creating a pesticide-free or minimal pesticide environment in the plant farm.

Sales and Distribution

As of the date of this report, our acoustic products are mainly developed and produced in China, and the products we sell in China are mainly through multi-channels and extensively cooperating with new media. We have established new marketing channels both domestic and internationally.

1）International Market Expansion

October 16, 2023, the Company’s Delaware operating subsidiary, Datasea Acoustics LLC, has entered into a marketing promotion and sales cooperation agreement with Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia, to develop, promote and distribute the Company’sacoustics high tech products in the U.S. On April 19, 2024, the company entry into a Framework Agreement with iPower Inc. (NASDAQ: IPW) for Product Cooperation, marking the commencement of a joint effort to bolster product distribution within the US online market.

2) The sales department of Shuhai Beijing and its subsidiaries directly sign sales contracts with customers.

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

3) Online Distributors and Living Stream

The Company expands its coverage and increases market penetration by collaborating with multiple online distributors, living stream platform and selling innovative products on major e-commerce platforms. For example, in the last quarter, after signing a sales cooperation agreement with the well-known Chinese e-commerce platform Hunan Jiamei to expand coverage and increase market penetration, Datasea also separately entered into sales agreements worth approximately $6.91 million (RMB 50 million) each with Shenzhen Xiaoranfang Marketing Co., Ltd. (“Xiaoranfang Marketing”) and Hangzhou Fubozhonglian Technology Co., Ltd., planning to sell Datasea’s series of acoustic products through mainstream e-commerce channels such as Douyin, Kuaishou, and Xiaohongshu.

4）Sales Channels

Shuhai Beijing and its subsidiaries have established cooperative relationships with multiple domestic sales and channel merchants and established a nationwide marketing channel network through a partnership system.

5）Market Promotion Team

The company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the company and facilitate the signing of contracts with these new clients.

Key Customers and Agreements

October 16, 2023, its Delaware operating entity, Datasea Acoustics LLC, has entered into a marketing promotion and sales cooperation agreement with Meglio Interiors LLC (“Meglio”), based in Chamblee, Georgia develop, promote and distribute the Company’s acoustics high tech products in the US and internationally. Datasea plans to establish an assembly line in the nearly future for its acoustics high tech products in Delaware while Meglio will as one of the primary distributor of such products. Meglio has sales channels that includes Atlanta, Dallas and New Jersey and extensive experience in increasing sales for its clients in the US. Meglio has expertise in business development, marketing, sales, branding and channel development in the U.S. furniture market, which the Company believes is an ideal fit for the Company’s home health products that include air disinfection machines, bathroom and wardrobe deodorization devices, as well as sleep-enhancing products.

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

On April 16, 2024, the Company’s wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into a Sales Agreement (the “Agreement”) with Hangzhou Fubo Zhonglian Technology Co., Ltd. (“Fubo Zhonglian Technology”) for the sale of up to $6.91 million (RMB 50 million) of the Company’s acoustic high tech products. This represents a sustained expansion of the Company’s sales strategy following the Shuhai Jingwei’s signing of an acoustic product sales agreement worth approximately $8.45 million in early April with Shenzhen Xiaoranfang Marketing Co., Ltd. The Agreement is expected to drive sales of Datasea’s innovative acoustic products. According to the Agreement, Fubo Zhonglian Technology plans to sell Datasea’s “Hailijia” and “Star Dream” series of acoustic products, including air disinfection machines, bathroom deodorant disinfection and sleep aid products through mainstream ecommerce channels including Douyin, Kuaishou and Little Red Book. Fubo Zhonglian Technology’s sales methods include digital human sales, livestreaming ecommerce, short video sales and online purchasing agents, with its goal to promote the sales of Datasea’s high-tech acoustic products.Fubo Zhonglian Technology is a renowned internet promotion and marketing service provider that focuses on providing customized intelligent marketing services such as mobile internet channel development, comprehensive new media marketing, brand building and targeted customer penetration. Its team has extensive experience in ecommerce and new media marketing promotion and product sales and also provides core AI digital marketing functions to create virtual anchors for livestreaming sales events. These promotion efforts includes highly realistic virtual digital human images with simulated human language and behavior that combines AI, virtual reality, and real-time rendering technology to provide a real marketing experience that can generates product sales.

In April 2024, Datasea’s U.S. listed entity signed a product cooperation framework agreement with iPower Inc. (NASDAQ: IPW), marking the beginning of their joint efforts to expand product distribution in the U.S. online market. As a reputable data and technology-driven online retailer, iPower Inc. is well-positioned to leverage its strong logistics capabilities to excel in the online market.

Key Suppliers and Raw Materials

Our key suppliers for Hailijia’s air disinfection and sterilization products series are as follows:

●	Guangdong Hakebao Environmental Technology Co., Ltd.

●	Shenzhen Ajison Environmental Protection Technology Co., Ltd

●	Shenzhen Antuopu Technology Co., Ltd

●	Komi Intelligent Manufacturing (Shenzhen) Co., Ltd. Baihui Precision Plastic Mould (Shenzhen) Co., Ltd.

Shenzhen Fubon New Technology Co., Ltd.

March 19, 2024，Datasea entered into a Manufacturing Cooperation Agreement (the “Agreement”) with Broadway Precision Technology, Ltd. (“Broadway”), a wholly-owned subsidiary with factories in China, Thailand, Mexico and the US of Shanghai Yongli Belt Industry Co., Ltd (“Yongli”) (300230.SZ), a company listed on the Shenzhen Stock Exchange. Broadway has production facilities in Shenzhen, Kaiping, Kunshan, Thailand and the US., with a total workforce of over 4,000 employees and more than 100 precision mold processing equipment and 700 plastic injection molding machines. Broadway is a contract manufacturer for international brands such as Philips, Sony (Japan), and Samsung (South Korea). The Agreement marks an important step for Datasea in the production and deployment of its newly upgraded hi-tech intelligent acoustic deodorization and disinfection products.

The raw materials used in the Hailijia air disinfection and sterilization products series primarily include 40KHz ultrasonic kill module, Shipu DC brushless motors, temperature and humidity sensors, dust sensors, ultraviolet lamps and HEPA13 level layered filters.

Market Results

Datasea sells its acoustic high-tech products through our direct sales team, as well as select distributors and online channel partners. As of this fiscal year, Datasea has six channel partners, who typically account for the majority of our sales. Starting this fiscal year, we have achieved sales of acoustic high-tech products. We believe that with all channels, the future revenue growth for our acoustic high-tech products will benefit significantly from economies of scale.

5G AI multimodal digital Segment

Our achivments of 5G AI Multimodal digital

General Information

I. Market Potential and Application Trends of 5G AI Multimodal Digital Technology

The market for 5G AI multimodal digital technology is vast, encompassing industries from smart manufacturing and healthcare to autonomous driving and smart cities. By combining the high-speed connectivity of 5G networks, AI’s intelligent analysis capabilities, and the innovative technology of multimodal data processing, this market is expected to see rapid growth in the coming years:

China’s 5G Market

According to the China Academy of Information and Communications Technology (CAICT), China’s 5G market is expected to reach RMB 6.3 trillion by 2030. The development of 5G technology provides the necessary infrastructure for multimodal digital technology applications, driving use cases from smart devices to smart cities.

AI Multimodal Digital Technology Market

Multimodal technology, which processes and analyzes various forms of data such as text, images, voice, and video in conjunction with AI and 5G, enables more intelligent and precise digital applications.

●	Market Size: According to iResearch, China’s multimodal AI market is expected to reach RMB 85 billion by 2027, with a CAGR of about 22% between 2022 and 2027.

●	Application Scenarios: Multimodal AI technology shows great potential in fields like healthcare and smart retail. For example, in healthcare, multimodal data processing is driving the rapid development of precise diagnostics and personalized treatment.

II. Application Trends Combining 5G AI Multimodal Technologies

Healthcare:

5G AI multimodal technology can integrate electronic medical records, medical imaging, genomic data, and more to assist doctors in making more accurate diagnoses. According to joint research by Tsinghua University and Baidu, China’s medical AI market is expected to reach RMB 130 billion by 2030.

●	The application of 5G networks in telemedicine will significantly improve data transmission speeds, enhancing interaction between doctors and patients. With the help of big data and multimodal AI analysis, personalized medicine will see greater advancements.

Rural Revitalization:

5G AI multimodal technology also has broad application prospects in China’s rural revitalization. It can integrate various forms of information, such as agricultural, ecological, infrastructure, and economic data, helping governments and businesses optimize rural resource management, promoting agricultural modernization and rural economic development. The technology greatly improves the efficiency of rural management, especially in areas like real-time data monitoring, crop management, logistics, and targeted poverty alleviation. According to market research, China’s rural revitalization market is expected to reach RMB 7.8 trillion by 2025, mainly driven by the application and innovation of 5G and AI technologies in agriculture and rural development.

●	The use of 5G in smart agriculture, remote education, and rural infrastructure is crucial. The high-speed and low-latency features of 5G support real-time data transmission for smart devices, such as agricultural sensors, drones, and remote-controlled machinery, significantly enhancing the intelligence of agricultural production in rural areas. Supported by multimodal AI, rural managers can quickly analyze land data, crop growth conditions, and climate information to optimize agricultural decisions and provide personalized technical support to farmers. This technological advancement not only increases agricultural productivity but also improves rural infrastructure and living standards, driving sustainable rural revitalization.

New Media Industry:

5G AI multimodal technology also has a vast application potential in China’s new media industry. This technology can integrate multiple forms of content data, such as text, images, video, and audio, helping media platforms offer more personalized and precise content recommendations.

●	This technological integration can significantly enhance content creation and distribution efficiency, especially in large-scale user data analysis and real-time interaction, providing a more customized user experience. According to market research, China’s new media market is expected to reach RMB 1.5 trillion by 2027, with growth mainly driven by the application and innovation of 5G and AI in the new media industry.

●	The application of 5G in streaming, live broadcasting, and interactive entertainment is crucial. The high speed and low latency of 5G support real-time transmission of high-definition content, greatly enhancing user interaction experiences in areas such as video streaming, virtual reality (VR), and augmented reality (AR). Supported by multimodal AI, media platforms can quickly analyze user behavior, optimize content recommendations, and generate personalized advertisements based on user preferences. This technological advancement improves user entertainment experiences and provides more efficient tools for content creators and advertisers, driving the continuous growth and diversification of the new media industry.

Logistics and Express Delivery Industry:

The application of 5G and AI in China’s logistics and express delivery industry, including intelligent warehouse management, automated sorting, and unmanned delivery, is expected to become one of the fastest-growing markets in the future. According to iResearch, China’s logistics and express delivery market is expected to reach RMB 1.9 trillion by 2025.

●	Multimodal technology can integrate data from various sources, such as logistics sensors, GPS, cameras, and drones, for integrated analysis to optimize logistics resource scheduling and delivery route planning, thus improving overall logistics efficiency and reducing costs.

Unmanned Delivery and Smart Logistics:

Through 5G networks, unmanned delivery vehicles and drones can process multimodal data from sensors, cameras, and GPS in real time, ensuring safe and precise operations during the delivery process. According to iResearch, China’s unmanned delivery market is expected to reach RMB 500 billion by 2030.

●	The low latency of 5G AI is key to realizing smart logistics and unmanned delivery, ensuring accurate route planning and real-time operational management.

Conclusion

The market space for 5G AI multimodal digital technology is rapidly expanding in China, with enormous potential across various industries. As 5G networks become more widespread and AI technologies mature, multimodal technology is set to become a core force driving digital transformation and industry upgrades for Chinese enterprises in the future.

Ⅲ. Datasea’s core advantages and existing 5G AI multimodal digital products

As one of China’s leading service providers in the 5G AI multimodal digital business field, Datasea’s 5G AI multimodal digital products deeply integrate text messages, multimedia messages, conversation messages, and value-added services. These products not only support various application services but also enable real-time communication with user terminals through a native SMS application channel. With an intelligent service system, the entire process is automated, allowing for self-service responses to customer needs, significantly improving service efficiency, response speed, and user experience.

Datasea has utilized advanced AI processing technology to carry out a comprehensive technological upgrade to its 5G AI multimodal digital business, resulting in disruptive functionality enhancements. Currently, the platform can intelligently generate and process various information formats such as sound, text, images, and video with high precision and efficiency. Additionally, leveraging AI digital human technology, the platform enables automated marketing, intelligent content creation, and efficient information transmission in the marketing field, creating a powerful video matrix and precision marketing tools. This technological innovation offers customers a new level of brand building, customer acquisition, and marketing solutions, significantly driving revenue growth and helping clients stand out in the competitive market. Through the low-latency and high-speed transmission features of 5G, Datasea’s products not only achieve real-time data interaction but also support large-scale, customized, multi-channel content distribution, creating new business models and marketing opportunities for enterprises.

IV. The Company’s 5G AI Multimodal Digital Business Products and Product Value

As one of the leading service providers in China’s 5G AI multimodal digital business field, Datasea’s 5G AI multimodal digital products integrate text messages, multimedia messages, conversation messages, and value-added services to create a highly intelligent, comprehensive digital platform with solutions spanning multiple industries, including rural revitalization, logistics, and the beauty industry. Datasea’s 5G AI multimodal digital business solutions provide 5G digital and intelligent services, as well as various value-added services, to more than 48.42 million enterprises and institutions (over 99% of which are small and medium-sized enterprises) and households in China.

Datasea’s 5G AI multimodal digital platform and solutions not only support a wide range of application services but also leverage a native SMS application channel for instant communication with user terminals. With an intelligent service system, the entire process is fully automated, requiring no manual intervention, enabling self-service responses and handling of customer needs. This significantly improves service efficiency, response speed, and user experience.

The platform operates through cloud computing and SaaS models, supporting cross-industry applications, including digital transformation solutions from rural revitalization to logistics and the beauty industry. In rural revitalization, the solution offers smart agriculture management and infrastructure optimization, improving efficiency, reducing waste, and supporting rural modernization. Through precision agriculture, remote healthcare, and education services, the solution enhances rural living standards. In the logistics sector, intelligent warehousing, sorting, and unmanned delivery solutions help reduce costs and improve efficiency, driving the digital transformation of logistics and providing faster, more reliable services, especially in remote areas. For the beauty industry, smart customer management, personalized services, and remote consultations enhance service quality and customer satisfaction, fostering industry innovation and offering consumers more personalized and efficient beauty services.

Sales and Distribution

In terms of customer acquisition and marketing, the company has continuously implemented a series of robust measures to drive sales, resulting in explosive growth.

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

Key Customers and Agreements

We had revenues of $23,975,867 and $3,640,690 for the years ended June 30, 2024 and 2023, respectively, which shows an increase of $20,335,177 or over 558.6% compared to the same period in 2023. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China.

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

On August 12, 2024, Datasea’s operating entities in China, Shuhai Information Technology Co., LTD. (“Suhai Beijing”)\ Heilongjiang Xungrui Technology Co., LTD. (“Xungrui Technology”), Shuhai Jingwei (Shenzhen) Information Technology Co., LTD. (“Shuhai Jingwei”), Guozhong Haoze (Beijing) Technology Co., LTD. (“Guozhong Haoze”) and Guozhong Times (Beijing) Technology Co., LTD. (“Guozhong Times”) entered into an agreement with Qingdao Ruizhiyixing Information Technology Co., LTD. (hereinafter referred to as “RuizhiYixing”). The agreement provides for the purchase of 5G AI multi-modal data recharge cards in various denominations within 12 months after the agreement takes effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). As of the date of September 20, 2024, the operating entity of Shuhai Information China has received cash advance payment of RMB135.33 million (equivalent to US $18.98 million) from Qingdao Ruizhiyixing Information Technology Co., LTD.

On August 9, 2024, Datasea’s operating entity in China, Shuhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Shanghai Shixun Network Technology Co., LTD. (hereinafter referred to as “Shixun Network”). The agreement stipulates that the company will purchase 5G AI multimodal data cards of various denominations within 12 months after the agreement comes into effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). As of the date of September 20, 2024, the operating entity of Shuhai Information China has received cash advance payment of RMB 11.64 million (equivalent to US $1.63 million) from Shanghai Shixun Network Technology Co., LTD.

On August 9, 2024, Datasea’s operating entity in China, Guozhong Times (Beijing) Technology Co., LTD. (“Guozhong Times”), a subsidiary of Suhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Wuhan Xiaoming Technology Co., LTD. (hereinafter referred to as “Xiaoming Technology”). The agreement provides for the purchase of 5G AI multi-modal data recharge cards in various denominations within 12 months after the agreement takes effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). As of the date of September 20 2024, the China operating entity of Shuhai Information has received cash advance payment of RMB 5.432,700 yuan (equivalent to $762,520 ) from Wuhan Xiaoming Technology Co., LTD.

On May 11, 2024, its Chinese operating entity, Shuhai Information Technology Co., Ltd. (“Shuhai Information”), has entered into a Cooperation Agreement (the “Agreement”) with Beijing Haoteng Chuangxiang Technology Co., Ltd. (“Haoteng Chuangxiang”) , to enhance the Company’s 5G AI multimodal business in the China. According to the Agreement, beginning on May 11, 2024 and continuing over a period of 12 months. As of June 30 2024, Shuhai Information has already provided approximately $4.2 million (RMB 30.0 million) worth of 5G information services to end-users based on Haoteng Chuangxiang’s market demand, which is an early indication of the Agreement’s potentially powerfully implications.

The Chinese operating entity of Shuhai Information reached an agreement with Xiamen Duoqiao Network Technology Co., Ltd. From July 2023 to June 2024. The operating income of Xiamen Duoqiao Mai Network Technology Co., Ltd. was USD 4.06 million (equivalent to RMB 28.96 million);

In July 2023, the Chinese operating entity of Shuhai Information reached an agreement with Hainuo Xintong (Qingdao) Network Technology Co., LTD., to purchase 5G AI multi-modal top up cards of various denominations. From July 2023 to June 2024, Hainuo Xintong(Qingdao) Network Technology Co., LTD. ’s operating income was USD 4.96 million (equivalent to RMB 35.39 million).

The Chinese operating entity of Shuhai Information Group reached an agreement with Qingdao Osaidi Network Technology Co., Ltd. From August 2023 to June 2024, Qingdao Osaidi Network Technology Co., LTD. ’s operating income was USD 4.68 million (equivalent to RMB 33.35 million).

Key Suppliers and Raw Materials

Our 5G AI multimodal digital products are generally software systems or platforms, mainly developed by the Company’s inhouse research and development team.

Market Results

Through its independently developed 5G AI multimodal digital business platform, Datasea is supporting the digital transformation and upgrade of cities and enterprises in the Chinese market. In terms of customer acquisition and marketing, the company has implemented a series of strong measures to drive sales, achieving explosive growth. By the end of this fiscal year, the company’s main source of revenue came from service fees related to its 5G AI multimodal digital business services, with total revenue reaching $23,975,867, reflecting a 558.6% increase compared to the same period in 2023. The revenue growth is primarily due to the rapid expansion of China’s 5G AI multimodal communication business, with Datasea’s 5G AI multimodal digital business maintaining a leadership position in the industry. The continuous growth of the customer base supports the company’s significant business expansion.

The company is actively expanding its operations, increasing the number of large client contracts while growing its smaller national client base. Notable large clients include Qingdao Ruizhiyixing Information Technology Co., Ltd., Shanghai Shixun Network Technology Co., Ltd., Wuhan Xiaoming Technology Co., Ltd., Xiamen Duoqiaomai Network Technology Co., Ltd., Hainuo Xintong (Qingdao) Network Technology Co., Ltd., and Beijing Haoteng Chuangxiang Technology Co., Ltd. As of the date of September 20, 2024, the company has received approximately RMB 152.40 million (equivalent to $21.37 million) in cash advances from major customers of its 5G AI multimodal digital business.

The company is currently fulfilling service obligations that have not yet been recognized as revenue for this fiscal year. The total contract value of services that will be recognized in future financial statements exceeds $100 million.

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

Our progress in ESG integration and reporting during this fiscal year includes the followings:

ESG Evaluation: In the second quarter of 2024, Datasea conducted a thorough ESG evaluation to assess our current performance and pinpoint areas for improvement. This assessment was instrumental in understanding our ESG readiness and identifying our top ESG priorities. It served as the foundation for developing our ESG roadmap and implementation plan.

Datasea’s ESG priority assessment is a cornerstone of our commitment to ESG integration. It helps us focus on the most significant ESG issues for both Datasea and our stakeholders. Our priorities span environmental, social, and governance dimensions, ensuring a well-rounded approach.

Key ESG Priorities:

●	Environment:

Keywords: Sustainability Initiatives: Committed to reducing its carbon footprint and increasing the use of renewable energy and eco-friendly materials; enhancing energy usage and efficiency. Energy Efficiency: The company implements energy-efficient practices in its offices and data centers.

The company is actively advancing sustainability initiatives, focusing on reducing its carbon footprint and significantly increasing the use of renewable energy and eco-friendly materials. Specific targets have been set to reduce greenhouse gas emissions, and energy-saving technologies have been introduced to improve overall energy efficiency. In terms of energy efficiency, a series of measures have been implemented, including the adoption of advanced energy management systems in offices to reduce energy consumption and minimize environmental impact. Additionally, all newly renovated office facilities incorporate efficient energy-saving designs, further promoting green operations. These actions not only enhance the company’s environmental performance but also set a benchmark for sustainability in the industry.

●	Social:

Keywords: Community Support: Engages in various social initiatives and actively participates in community activities. Workplace Culture: Committed to fostering a positive and inclusive work environment. Focus areas include inclusivity, diversity, anti-discrimination, talent recruitment, development and retention, employee health and safety.

Philanthropy and Community Engagement:

The company actively participates in various philanthropic activities, including the “Love and Support Education” charity program and the Sunshine Volunteer Charity Club. Ms. Liu Zhixin, CEO of the company, was honored as a Charity Ambassador by the China Charity Federation in 2020 for her involvement in these programs and received the title of Loving Entrepreneur in 2021. In 2023, she was elected Vice President of the Shenzhen Women Entrepreneurs Association. Additionally, Ms. Liu was awarded the title of Integrity Entrepreneur and Integrity Manager in 2020 and was elected Vice President of the Shenzhen Women Entrepreneurs Association and Heilongjiang Business Environment Supervisor in 2024.

Supporting Employee Growth:

The company continuously enhances its recruitment standards and improves its talent development management system. It has established a platform for employee development to help talented individuals enhance their skills and achieve outstanding results, ensuring that each employee finds personal value within the company. The company also emphasizes protecting employee rights, creating a positive work environment, and sharing development achievements with all employees to build a better future together.

Building an international talent team is crucial for the company’s sustainable development. Firstly, the company has sent Ms. Li Huan, Deputy General Manager of the R&D Department, to Austria for further education to explore internal potential, cultivate talent reserves, and acquire new technical knowledge. Secondly, the company continues to recruit professionals in China and the United States to enhance management, marketing, sales, capital markets, and corporate governance, advancing the company’s internationalization.

The company respects and values employees of different ages, ethnicities, regions, political affiliations, religious beliefs, sexual orientations, marital and fertility statuses, educational backgrounds, work styles, work experiences, and personal viewpoints. The company attracts and gathers talent with a focus on “Diversity, Equity, and Inclusion.” It strictly adheres to the Labor Law of the People’s Republic of China and the Labor Contract Law of the People’s Republic of China, implementing internal regulations such as the “Onboarding Management System” and “Labor Contract Management System.” The company legally signs labor contracts, pays social insurance and housing provident fund, and respects and protects everyone’s legal rights. In 2023, the company reviewed its policies in line with the latest revisions of the Law on the Protection of Women’s Rights and Interests to ensure lawful and compliant implementation. The company aims to create an equal, respectful, healthy, safe, and harmonious working environment to promote collective growth. Compared to 2023, the proportion of female employees increased by 12% in 2024. CEO Liu Zhixin was elected Vice President of the Jinghai District Women Entrepreneurs Association in Tianjin and became a member of the China Women Entrepreneurs Association.

Employment and Rights Protection:

Diversity and Equality:

The company has established a top-down talent attraction system for different groups. In 2024, the company provided tens of thousands of job opportunities in three cities, including for recent graduates and veterans. Additionally, the company leverages technological advantages to develop a range of systems and platforms aimed at improving recruitment efficiency. Through internal and external channels and focusing on industry and talent distribution differences, the company strengthens talent attraction and reserves, enhances recruitment efficiency, and aligns with the company’s strategic goals.

Compensation and Benefits:

The company has developed regulations such as the “Performance Bonus Assessment Management Measures,” “Performance Incentive Management Measures,” and “Stock and Equity Incentive Management Measures” to offer competitive compensation and benefits. The employee compensation system includes basic salary, performance pay, job-specific pay, welfare subsidies, and bonuses. The company has comprehensively built its compensation system considering regional competition conditions, local economic development levels, and factors such as employees’ work experience, knowledge, skills, job responsibilities, and performance levels.

To retain and expand the team, the company has established a multi-layered compensation and incentive system, offering corresponding incentives to directors, executives, employees, consultants, and other external partners who contribute to company growth. This includes stock rewards from the listed company and the establishment of shareholding platforms for core business subsidiaries. To date, the company has issued relevant stock according to the 2018 stock incentive plan to directors, executives, employees, and external consultants for three consecutive years.

In 2024, the company continued to implement its team equity incentive plan. Core R&D team members who made significant contributions to the company’s 5G AI multimodal digital business and AI upgrades, as well as several consultants who made positive contributions to technology innovation and new product upgrades, received equity incentives from the listed company. This effectively retained core employees, attracted more high-end talent, deeply stimulated the company’s development vitality, and formed a “value co-creation, risk-sharing, and benefit-sharing” interest community and business network. Additionally, three core business subsidiaries in China have established shareholding platforms, attracting interest communities including core teams and sales cooperation teams, maximizing the incentive effect.

●	Governance:

Keywords: Corporate Governance: Maintains strong governance practices, including an independent board of directors and ethical business conduct policies.

Transparency: Emphasizes transparency in reporting and communication with stakeholders. Cybersecurity, Data Privacy: Ongoing efforts as a technology company.

In terms of governance, the company is committed to maintaining strong corporate governance practices. It has established an independent board of directors to ensure fairness and transparency in supervision and decision-making processes. Out of five board members, three are male and two are female, with women representing 40% of the board. Additionally, in the management team, there are four Asian executives and one Caucasian executive. Considering the Chief Financial Officer (CFO), the executive team consists of six members, including three men and three women, reflecting the company’s commitment to diversity, equity, and transparency. The company also implements a comprehensive ethical business conduct policy to regulate the behavior of employees and management, ensuring the legality and ethicality of company operations.

Transparency and accountability are core to our ESG strategy. Datasea is dedicated to providing stakeholders with meaningful and accurate information regarding our ESG practices and performance. This information will be disclosed through regular ESG reports and accompanying sustainability statements. As well as well-known American investor relations and other professional institutions to cooperate with the market timely delivery.

As a technology company, although not dealing with large volumes of data, we continue to invest resources and efforts into data privacy. The company employs advanced security technologies and data protection measures to safeguard user data’s security and privacy. These measures not only protect user information but also enhance customer trust in the company’s services.

The company has been strengthening internal control, and strive to transform from independent internal control to third-party participation in internal control. These initiatives primarily include:

1.	Continuous Improvement of Internal Control Procedures: We remain committed to refining our internal control processes, encompassing various aspects such as the budget approval process, procurement and asset management, credit control, internal audits, and cost accounting. Additionally, we have compiled a comprehensive internal control policy, incorporating guidelines for procurement control, inventory management, and fraud prevention. And began to introduce external monitoring mechanisms

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

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2024 and 2023, the Company had a net loss of approximately $11.38 million and $9.48 million, respectively. The Company had an accumulated deficit of approximately $39.44 million as of June 30, 2024, and negative cash flow from operating activities of approximately $6.40 million and $3.14 million for the years ended June 30, 2024 and 2023, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of June 30, 2024, the Company had cash of $181,262.

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

On August 15, 2023, the Company entered into a subscription agreement with a non-U.S. investor to purchase an aggregate of 2,962,963 shares of common stock price at a $1.35 per share purchase price, with a total subscription price of $4,000,000. The shares must be held for a period of 180 days. On September 13, 2023, our Company announced the closing of an underwritten public offering of 5,000,000 shares of common stock at a public offering price of $0.40 per share, for net proceeds of $1,635,000, after deducting underwriting discounts and other offering expenses. On July 3, 2024, we closed an offering for net proceeds of $2.2 million after deducting underwriting discounts and other offering expenses. We believe these fundings demonstrate our investors’ confidence in our strategy and busines

The Company recorded $0.83 million gain on disposal of the subsidiary, which was the difference between the selling price of US$0.28 and the carrying value of the negative net assets of $2.34 million of the disposal entity, and further netting off the inter-company receivables from Zhangxun of $1.48 million due to uncertainty of the repayment from Zhangxun. In addition, the Company incurred an additional $32,236 intercompany receivables from Zhangxun during the three months ended September 30, 2023, for which, the Company also netted off with gain on disposal of Zhangxun.

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

Sustainable operation can help enterprises better control risks, reduce operating costs, and ensure the safety of enterprises

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

Results of Operations

Comparison of the Years ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the years ended June 30, 2024 and 2023, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2024	%of Revenues	2023	% of Revenues
Revenues	$23,975,867		$3,640,690
Cost of revenues	23,501,762	98.0%	3,505,209	96.3%
Gross profit	474,105	2.0%	135,481	3.7%
Selling expenses	3,279,627	13.7%	372,639	10.2%
Research and development	359,342	1.5%	569,635	15.6%
General and administrative expenses	8,960,523	37.4%	7,377,421	202.6%
Total operating expenses	12,599,492	52.6%	8,319,695	228.5%
Loss from operations	(12,125,387)	(50.6)%	(8,184,214)	(224.8)%
Non-operating expenses, net	(95,918)	(0.4)%	(24,382)	(0.7)%
Loss before income taxes	(12,221,305)	(51.0)%	(8,208,596)	(225.5)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest from continuing operation	(12,221,305)	(51.0)%	(8,208,596)	(225.5)%
Income (loss) before noncontrolling interest from discontinued operation	833,546	3.5%	(1,489,419)	(40.9)%
Less: loss attributable to noncontrolling interest from continuing operation	(10,695)	(0.04)%	(8,819)	(0.2)%
Less: loss attributable noncontrolling interest from discontinued operation	-	-%	(209,504)	(5.8)%
Net loss to the Company from continuing operation	(12,210,610)	(50.9)%	(8,199,777)	(225.2)%
Net income (loss) to the Company from discontinued operation	833,546	3.5%	(1,279,915)	(35.2)%
Net loss to the Company	$(11,377,064)	(47.5)%	(9,479,692)	(260.4)%

Revenues

We had revenues of $23,975,867 and $3,640,690 for the years ended June 30, 2024 and 2023, respectively, which shows a $20,335,177 increase by comparing with the same period of 2023,an increase of 558.6% over the same period last year.The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the year ended June 30, 2024, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The company’s 5GAI multimodal digital business is an industry leader, and the continued expansion of the company’s customer base supports the continued significant improvement of the business.

From July 1, 2023 to June 30, 2024, the Company generated revenue of $23,975,867, including $23,792,479 from the 5G AI multimodal digital business, $109,860 from Smart City Business, $3,988 from Acoustic Intelligence Business, $69,540 from other services. From July 1, 2022 to June 30, 2023, the Company generated revenue of $3,640,690, including $3,437,713 from the 5G messaging business, $42,772 from Smart City Business and $81,275 from Acoustic Intelligence Business, and $78,930 from other business.

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

The Company’s top five customers for 5G AI multimodal digital business at this stage are Xiamen Duoqiao Mai Network Technology Co., LTD., Hainuo Xintong (Qingdao) Network Technology Co., LTD., Qingdao Osaidi Network Technology Co., LTD., Qingdao Ruicheng Lida Network Technology Co., LTD., and Weihai Hongyun Shihao Information Technology Co., LTD.. Through close business cooperation, the above customers have become stable and loyal partners of the Company, and will work together in the future.

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

At present, the Company’s research and development technology in 5G AI multimodal digital is leading in the industry. After long-term expansion of customer groups, it has formed a stable customer group. At present, the Company has also hired a professional 5G Multimodal communication business promotion team. We signed 5G communication marketing service agreements with some marketing companies that have many years of advantages in iot market development, operation and promotion services, have effective integration with mobile Internet enterprises, iot industry chain and other resources, and have strong channel expansion and sales and operation capabilities to carry out in-depth cooperation. This business segment belongs to the stable growth of the company’s business, and in the future, the company will continue to grow steadily, steadily and rapidly in the 5G AI multimodal digital business segment.

Cost of Revenues

We recorded $23,501,762 and $3,505,209 cost of revenues for the years ended June 30, 2024 and 2023, respectively, which shows a $19,996,553 increase by comparing with the same period of 2023. For the year ended June 30, 2024, cost of revenues was mainly the 5G AI multimodal digital platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G AI multimodal digital. For the year ended June 30, 2024, the cost of 5G AI multimodal digital was $23.40 million, the cost of other services was $68,391, the cost of smart city was $30,928 and the cost of Acoustic Intelligence business was $2,345. For the year ended June 30, 2023, the cost of 5G messaging was $3.41 million, the cost of Smart City business was $34,858, the cost of Acoustic Intelligence Business was $34,827 and the cost of other business was $25,083.

Gross Profit

Gross profit for the year ended June 30, 2024 was $474,105 compared to $135,481 for the year ended June 30, 2023, which shows a $338,624 increase by comparing with the same period of last fiscal year. The increase in gross profit was mainly due to the increase in sales for the year ended June 30, 2024.

Gross margin is 2.0% and 3.7% for the years ended June 30, 2024 and 2023. The decrease in gross margin was mainly due to the lower gross profit margin of 5G AI multimodal digital service.

Measures to improve the gross profit margin of enterprises:

1.

Reasons for the Company’s choice of temporary cost leadership strategy: Due to the fierce competition in the 5G AI multimodal digital business market, the Company has established a good cooperative relationship with major customers in order to quickly occupy the market, promote the Company’s 5G AI multimodal digital business, and temporarily yield profits at this stage, which is a period of market expansion.

2.

Sales rebate and marketing reasons: In the marketing of 5G AI multimodal digital business, centralized procurement is made for customers’ prepaid accounts to ensure the security of the Company’s funds. At this stage, sales to customers have a certain amount of sales rebates and marketing expenses.

3.	According to the progress of the Company’s strategic development, the cost of marketing promotion and sales rebate will be reduced and the gross profit rate will gradually increase after the customer group is stable and competitive.

4.

The Company vigorously expands 5G related businesses, the most important purpose is to obtain market traffic and improve market brand influence. It can let more people know about the Company, and increase its exposure and visibility. 5G related services have become a tool to attract traffic and improve brands, which can drive revenue of other projects.4.

5.

Actively carrying out 5G AI multimodal digital related business can attract more users’ attention and establish a good interactive relationship with users, which can firmly obtain a large number of loyal long-term user groups for the company, which has great potential for us to expand other revenue businesses and obtain new profit growth. It can drive business and revenue expansion in 5G refueling cards, 5G Internet of Things and other fields.

6.	Upgrade the business model, add new acoustic intelligent products, different industry application fields, and high additional fields to improve the gross profit margin.。

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

In 2023, the 5G AI multimodal digital business of Shuhai Information accounts for a relatively big proportion of the total revenue, because, at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the traffic top up business is generally low. As a result, the annual gross profit margin decreased from the previous year. The Company’s focus in this business is to integrate new resources, expand new businesses related to 5G, combine the Company’s years of deep cultivation and accumulation in 5G news, and take this opportunity to open up more 5G-related businesses to increase the Company’s revenue and new business.

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $3,279,627 and $372,639 for the years ended June 30, 2024 and 2023, respectively, representing an increase of $2,906,988 or 780.1%. The increase was mainly due to the increased advertising and marketing expenses by $3,074,476, which was partly offset by decreased in payroll expense of salespersons by $148,873, decreased service fee by $9,662 and decreased travel expense by $7,961.

Currently, we are focusing on expanding the Company’s leadingacoustics high tech technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $359,342 and $569,635 during the years ended June 30, 2024 and 2023, respectively, which shows a $210,293 or 36.9% decrease by comparing with the same period of 2023.

Research and development expenses of $359,342 for year ended June 30, 2024. The Company’s research and develop results include but are not limited to the following:

As one of the leading service providers in China’s 5G AI multimodal digital field, Datasea has several primary products and services targeting different customers and needs, including: 5G AI multimodal new media marketing service platform,5G AI multimodal Smart Agriculture (Digital Rural) Service Platform, 5G AI multimodal platform for small and micro-enterprise services platform and 5G AI multimodal traffic top up platform. 5G AI multimodal digital business applications applicable to various industries in China, and payment system applications combined with artificial intelligence (AI), big prediction mode and data analysis capabilities.

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

In the field of acoustic high-tech business, the company is one of the units that proposed the concept of “acoustic effect” in the world, and exports acoustic high-tech products and solutions to the world. The company combines basic acoustic theory with artificial intelligence, takes acoustic technology and acoustic effect as the technical system, and researches and applies non-audible mechanical wave effects to collect and process acoustic data and solve problems. Datasea utilizes cutting-edge technologies in the field of acoustic high technology and has the world’s leading acoustic equipment to acoustic algorithm models. Acoustic technology and products are widely used in various industries and fields, including acoustic agricultural applications, acoustic industrial applications, acoustic medical, acoustic health and acoustic iot technology. Especially in the field of ultrasonic technology, the use of ultrasonic cavitation effect, thermal effect, mechanical effect to solve the needs of various application scenarios, to achieve disinfection and sterilization, crop drying, safety monitoring, beauty and skin care and medical health and other applications.

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

General and administration expenses increased $1,583,102, or 21.5% from $7,377,421 during the year ended June 30, 2023 to $8,960,523 during the year ended June 30, 2024. The increase was mainly due to increased stock compensation expense by 2,370,439, increased payroll expense by $94,568, increased travel expense by $47,248 and increased other expenses by $107,207, which was partly offset by decreased rent expense by $341,960, decreased payroll expense by $103,928, and decreased profession service expense by $590,472.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.。

Non-Operating Expenses, net

Non-operating expenses were $95,918 for the year ended June 30, 2024, consisting mainly of interest income of $1,975 and other expenses of $97,893. Non-operating expense was $24,382 for the year ended June 30, 2023, consisting mainly of interest income of $148 and other expenses of $24,530.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546 (which was the gain on disposal of Zhangxun), and net loss of $1,489,419 for the years ended June 30, 2024 and 2023, respectively.

Net Loss from continuing operation

We generated net loss from continuing operation of $12,210,610 and $8,199,777 for the years ended June 30, 2024 and 2023, respectively, an $4,010,833 or 48.9% increase by comparing with the same period of 2023. The increase in net loss was mainly due to the increase in operating expenses which was partly offset by increased gross profit as explained above.

Accounts receivable

The operating revenue of the year ended June 30, 2024 was $23,975,867, the balance of accounts receivable was $718,546 at June 30, 2024. In the same period last year, the operating revenue was $3,640,690, and the accounts receivable balance was $255,725 at June 30, 2023. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To enhance our ability to continue to operate as a going concern, we are dedicating resources to generate recurring revenues and sustainable operating cash flows.

We expect to generate revenues through expanding our current 5G AI multimodal digital business and acoustic intelligence business, and through continuous product innovation and development as well as various types of value-added services. In order to maintain working capital sufficient to support our operations and finance the future growth of our business, we expect to fund any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and public or private issuance of securities. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

As of March 31, 2024, we had a working capital deficit of $952,090 or a current ratio of 0.74:1, and our current assets were $2,647,892. As of June 30, 2023, we had a working capital deficit of $3,617,058 or a current ratio of 0.26:1. Our current assets were $1,289,517.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2024 and 2023, respectively.

	2024	2023
Net cash used in operating activities	$(6,398,883)	$(3,136,081)
Net cash used in investing activities	$(167,957)	$(113,131)
Net cash provided by financing activities	$6,839,577	$3,109,207

Cash Flow from Operating Activities

Net cash used in operating activities was $6,398,883 during the year ended June 30, 2024, compared to net cash used in operating activities of $3,136,081 during the year ended June 30, 2023, an increase in cash outflow of $3,262,802.

The increase in cash outflow was mainly due to 1) increased net loss by $1,689,744, 2) increased non-cash adjustments to net cash used in operating activities including i) gain on disposal of subsidiary by $833,546, ii) decrease of depreciation and amortization expense by $206,950, and iii) decreased operating lease expense by $452,727, but partly offset by increased stock compensation expense by $2,370,439, 3) increased cash outflow from changings in operating assets and liabilities, which included i) increased cash outflow on prepaid expenses and other current assets by $668,876, ii) increased cash outflow on accounts receivable by $701,833, iii) decreased cash inflow on accounts payable by $241,991, iv) decreased cash inflow on accrued expenses and other payables by $632,270, and v) increased cash outflow on unearned revenue by $826,433, which was partly offset by i) decreased cash outflow on payment on operating lease liabilities by $397,962, and ii) increased cash inflow on inventory by $137,995.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $167,957 for the year ended June 30, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $6,868, cash paid for acquisition of intangible assets by $161,054, and cash loss due to disposal of subsidiary of $35. Net cash used in investing activities totaled $113,131 for the year ended June 30, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $3,881, cash paid for acquisition and development of software systems of $80,438, and long-term investment into high-tech companies of $28,812.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,839,577 during the year ended June 30, 2024, which was the net proceeds from due to related parties of $360,804 and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $1,582,513. Net cash provided by financing activities was $3,109,207 during the year ended June 30, 2023, which was the net proceeds from loans payable of $2,197,400, and increase in due to related parties of $1,110,238, which was partly offset by repayment of loan payables of $198,431.

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

Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5). During the year ended June 30, 2024, the Company repaid $2.3million to this unrelated party. As of June 30, 2024 and 2023, the outstanding loan balance to the unrelated party was $nil and $1,310,306, respectively as a result of the Debt Transfer and Offset Agreement.

As of June 30, 2024, the total liabilities of Datasea are $3,599,982, which shows a 43.2% decrease from June 30, 2023. The decrease of liability is due to the repayment to related party by $508,296, decreased accrued expenses and other payables by $813,225, decreased lease liability by $97,559, decreased unearned revenue by $559,936, and decreased loan payable by $826,129.

Cash inflows generated from financing activities for the year ended June 30, 2024 were $6,839,577, compared to $3,109,207 in the same period last year. This year’s net cash inflows are 120% more than last year’s net cash inflows from financing activities, this is entirely due to the Company’s better financing outlook and more mature financing attitude. We pay more attention to financing planning issues and the cost of financing.

Analysis of financial index

For the years ended June 30, 2024, and 2023, revenue was $23,975,867 and $3,640,690, respectively. Operating income increased by $20,335,177 over the same period of last year, an increase of 558.6% over the same period of last year, the main reason for the substantial growth is that the company locates currently in the 5G AI multi-model R&D technology which belongs to the industry leader, after long-term expansion of customer groups, the company has formed a stable customer group. This is closely related to the company’s technological research and development achievements over the years, personnel support, market promotion, the company’s upstream and downstream chain opening up, customer maintenance and technical experience accumulation, and eventually form a huge loyal customer base, but also closely related to the thriving vitality of the 5G AI multi-model business market.

For the years ended June 30, 2024 and 2023, the Company’s gross profit was $474,105 and $135,481, respectively. Gross profit increased by $338,624 from the same period last year, an increase of 249.9% from the same period last year, and the current period increased market share and revenue significantly, so the gross margin increased simultaneously. The increase in gross profit margin means that the company’s development and operation has great potential ability.

As of June 30, 2024 and 2023, the Company’s cash balance was $181,262 and $19,728, respectively, an increase of $161,534, or 8.19 times, from the beginning of the period. The main reason is that the company successfully obtained financing during this period, absorbed social funds, expanded the scale of the company, enhanced the visibility of the company, enhanced the competitiveness of the company, provided strong financial support for the company’s business expansion and projects, and used for technology research and development, market expansion, corporate brand building, etc., laying a solid foundation for the sustainable development of the company.

The increased demand for products and services brought about by the company’s increased sales revenue and the expansion of financing channels brought about by a number of capital inflows, the company to optimize the asset structure, enhance the corporate capital capacity and liquidity.

As of June 30, 2024 and 2023, the Company’s inventory balance was $153,583 and $241,380, respectively, a decrease of $87,797 or 36.37% from the beginning of the period, mainly because the Company realized the importance of inventory management and was screening inventory management software more suitable for enterprises. Plan to optimize the inventory management by optimizing the supply chain and improving the procurement process, and further improve the inventory turnover rate. To accelerate the expansion of the sales market, the company expands the sales scale of products by developing new sales channels, expanding new markets, strengthening advertising and other ways, so that the inventory can be quickly realized and the efficiency of capital use can be improved.

As of June 30, 2024 and 2023, the capital reserve balance was $38,957,780 and $24,148,868, respectively, an increase of $14,808,912 from the beginning of the period or 61.32% from the beginning of the period, primarily due to an increase in the Company’s share issuance. The increase of capital reserve means that the enterprise has obtained additional capital, which can improve the overall capital strength of the enterprise, so that the enterprise has more funds at its disposal in the operation process. With the increase of capital reserve, the capital adequacy ratio of enterprises has been improved, thus enhancing the financial stability of enterprises and the ability to resist risks. In the face of market fluctuations and uncertainties, enterprises can be more confident to deal with challenges. An increase in capital reserves also increases net asset value per share and is a positive financial indicator for shareholders. This helps to enhance the investment confidence of shareholders and the market value of enterprises.

As of June 30, 2024 and 2023, the Company’s current operating lease liabilities were $53,530 and $124,640, respectively, a decrease of $71,110, or 57.05%, from the beginning of the period. The Company’s non-current operating lease liabilities were US $0.00 and US $26,449.00 respectively, a decrease of US $26,449.00 and 100% compared with the beginning of the period, mainly because the Company combined actual operating needs to achieve the purpose of saving resources, reducing expenses and reducing liabilities. Reasonable overall planning has been made for the operating leasing area and leasing cost of each parent and subsidiary company of the Group, so as to reduce the use area as much as possible, reduce unnecessary expenses, optimize resource allocation and improve efficiency while meeting the daily office needs. Save costs and improve the overall profits of enterprises.

As of June 30, 2024 and 2023, the Company’s non-current liabilities were US $0 and US $1,427,970, respectively, a decrease of US $1,427,970 compared to the beginning of the period.The reduction of non-current liabilities means that the total liabilities of enterprises are reduced, which helps to optimize the asset-liability ratio of enterprises. Asset-liability ratio is an important index to measure the financial risk of enterprises, and its optimization helps to improve the financial robustness of enterprises. With the reduction of non-current liabilities, the capital structure of enterprises may be more balanced, reducing the reliance on long-term debt, which helps to reduce the financial risks of enterprises and create more favorable conditions for their future expansion and development. The decrease in non-current liabilities reflects the adjustment of the business strategy to achieve a more robust financial position. This strategy adjustment helps enterprises to improve operational flexibility and better respond to market changes.

As of June 30, 2024, and 2023, the Company’s net cash increase was US $161,534 and decrease US $ 144,489, respectively, an accumulated increase of $306,023 by comparing with the previous period, and the current cash inflow was greater than the cash outflow, which was a significant improvement over the negative net cash of the previous year. By optimizing capital management and operation management, strengthen the management and control of investment and financing activities, maintain a good cash flow situation, so as to better cope with market competition and achieve sustainable development of enterprises.

Going forward

Datasea Inc., as a leading global technology company and a practitioner of high-quality development in the acoustic intelligence industry, is committed to changing the world with sound, rediscovering sound, and constantly exploring innovation and development in the field of acoustic business and 5G applications. Looking ahead, we will continue to consolidate our leadership and leading position in the field of acoustic high-tech industry and 5G AI multimodal digitalization, and actively promote technological progress, product iteration and upgrade, and market expansion. The following are our future growth strategies and focus areas:

1. Continuous innovation of acoustic high-tech business

o	To promote the cutting-edge development of acoustic technology: We will continue to conduct in-depth research and development in non-audible mechanical wave effects such as ultrasonic, infrasound and Schumann resonance technology, and continue to optimize our acoustic algorithms and technology platforms, and strive to break the limits of high-tech acoustic applications.

o	Drive acoustic AI. The rapid development of technologies such as big data, deep learning, chips, cloud computing, the Internet of Things, and 5G have jointly built artificial intelligence, and acoustic AI has emerged through the intersection and empowering of artificial intelligence and acoustics, and acoustic AI is playing a role in many fields and scenarios with strong penetration and new interaction methods. Acoustic AI has promoted a new round of scientific and technological revolution and industrial change in the acoustic industry from the acoustic dimension, and has also brought growth and opportunities for the company.

o	Expand the application scenarios of high-tech acoustic products: Continue to develop new product lines covering multiple application areas such as acoustic agriculture, acoustic medicine, and acoustic health, including:

1).	Acoustic agricultural application: The use of modern agricultural ultrasonic technology with strong penetration, does not damage biological tissue, does not affect the ecological environment, and so on, to give agricultural and forestry crops better growth and preservation conditions. It can be mainly used for crop drying, plant growth and soil improvement, seed germination rate, fruit detection and insect control and other purposes and scenes. For China, a country with a large population and agriculture, in view of the basic position of agriculture in China’s national economy, there is a wide range of demand and market space.

2).	Acoustic Treatment: The heat energy and acoustic energy generated by ultrasonic vibration improve the penetration and absorption of skin care products, and realize the introduction of deep facial cleansing, skin slimming, skin hydration, wrinkling and anti-aging, and integrate AI technology in the acoustic medical system to provide advanced acoustic medical equipment, acoustic intelligent medical diagnosis and treatment programs, which are widely used in beauty, ultrasonic fat reduction, shape reduction and scar softening.

3).	Acoustic health: The use of non-audible sound, especially ultrasonic characteristics, for a full range of acoustic health products, such as ultrasonic disinfection field demand has been further tapped due to the COVID-19 pandemic. In addition, the use of ultrasonic, sound mechanical wave technology treatment and the use of appropriate frequency of sound and oscillation on the human body to achieve the purpose of promoting the circulation of qi and blood, regulating the function of the viscera, helping the human body to achieve health, to prevent and cure diseases. Including efficient sleep, Alzheimer’s prevention, nerve repair and so on. Will significantly improve the health of the environment, results and the amount of people’s lives.

Global market expansion: In addition to actively utilizing offline and online (e-commerce and live streaming) methods and channels to accelerate the expansion of the Chinese market, we will further explore the international market through the establishment of strategic partnerships. Strive to use globally competitive core products to better meet the needs of global customers, and consolidate our leadership in the field of acoustic intelligence.

2. Improve 5G AI multimodal digital business:

Deepening AI-Driven 5G Innovation:

Datasea will continue leveraging AI algorithm technology to enhance the processing and transmission of various information forms such as voice, text, images, and video, further improving the digital experience for customers and driving the evolution of the company’s 5G AI multimodal digital business.

●

Continually optimize and expand product lines, focusing on the development of high-value products industry solutions

We will continue upgrading the technical capabilities of the AI multimodal digital platform, enhancing traffic package and enterprise marketing services, and consistently improving customer satisfaction and revenue. The focus will be on developing solutions for three major industries: beauty, logistics and express, and rural revitalization.

●

Product Synergy to Build a 5G Business Ecosystem:

The company is currently using 5G AI multimodal digital traffic package top-up services as an entry point, combining scene-based private domain operation solutions for different customers, realizing a complete online service loop from entry to management. At the same time, by leveraging unique 5G AI technology, we have built a data platform and AI service platform capable of risk control and big data analysis for agents’ terminal customer data, obtaining more accurate customer insights. In the future, the company will use the traffic package top-up service system as a springboard to connect the internal cycle and precise linking capabilities of 5G AI multimodal digital products. The three major industry solutions in beauty, logistics, and rural revitalization will form strong product synergies, deeply serving businesses across sectors like rural revitalization, logistics and express, and the Beauty Industry. Meanwhile, the external cycle will handle the full lifecycle management of users, ultimately constructing a complete 5G business ecosystem.

3. Market revenue plan and market value layout

●	Market revenue planning and market value layout are two crucial components of a company’s strategic planning, which focus on revenue growth and market positioning and value realization respectively.

●	According to the Business Research Company’s Ultrasound Technology Global Market Report 2023, the global ultrasound technology market size is expected to grow from $1.8 billion in 2022 to $2.1 billion in 2023, with a compound annual growth rate (CAGR) of 13%. The ultrasound technology market is expected to grow to $3.3 billion by 2027, with a compound annual growth rate of 12%.

●	According to a report by iResearch, China’s multimodal AI market is expected to reach 85 billion yuan by 2027, with a compound annual growth rate (CAGR) of about 22% during the 2022-2027 period. According to a report by the China Academy of Information and Communications Technology (CAICT), the size of China’s 5G market is expected to reach 6.3 trillion yuan by 2030.

●	The company combines market conditions, corporate resources, competitive environment and other factors to develop revenue plans to achieve specific financial goals. Define the growth targets of acoustic SMART products and 5G AI multimodal business, and the development of goals is specific, measurable, achievable, relevant, and time-bound (SMART principle). Focus resources to achieve rapid growth in competitive areas. The company will increase revenue through a variety of means, including increasing market share, expanding product lines, deepening customer relationships, developing new markets, and strengthening partnerships.

●	Market value layout is a series of strategic measures taken by a company to enhance market value. Focus on the company’s positioning in the market, brand image, customer value and other aspects. According to its own resources and market demand, the company determines its positioning in the acoustics and 5G AI multimodal digitization market. Meet customer needs and enhance customer value by providing high quality products and services. At the same time, enterprises can also enhance customer satisfaction and loyalty through customer relationship management, after-sales service and other means.

●	In the digital age, the company leverages product digitalization to optimize business processes, improve production efficiency, and enhance innovation capabilities, providing customers with more convenient and personalized service experiences. First, the company prioritizes high-value industries with large scale and significant market potential, as these industries can offer greater market opportunities and growth prospects. By formulating a sound revenue plan and implementing effective market value strategies, the company can achieve sustained growth and high-quality development.

4. Sustainable Development and social responsibility

o	Green Technology: We are committed to introducing sustainable practices in our product development and operations to reduce environmental impact. The company actively pursues sustainability initiatives to reduce its carbon footprint and significantly increase its use of renewable energy and environmentally friendly materials. We have set specific greenhouse gas reduction targets and increased energy efficiency through the introduction of energy-efficient technologies and efficient energy management systems. In all new and renovated office facilities, we incorporate efficient and energy efficient design to further promote the goal of green operations. By developing environmentally friendly technologies and products, we not only promote the development of green technology, but also make a positive contribution to society and the environment.

o	Community and Public good projects: Datasea will continue to be actively involved in social good and community development projects, especially in the areas of education, technology access and public health. We will also continue to focus on supporting the growth of our employees, helping them to upgrade their skills and realize their personal value. Through these projects and initiatives, we look forward to enhancing social well-being and creating a better future for communities around the world.

5. Organization development and personnel training

o	Attracting and developing talent: We will continue to focus on attracting and developing talented people with a global perspective. The company has attracted professionals from China, the United States and other places by offering competitive compensation and multi-level incentive mechanisms, including stock awards and shareholding platforms. By creating an open and innovative corporate culture, we stimulate employees’ creativity and work enthusiasm, and provide them with broad opportunities for development.

Improve organizational effectiveness: In response to rapid changes in the market, the company will continue to optimize internal processes and management structures to improve overall operational efficiency.

6. Strategic mergers and Acquisitions (M&A) and strengthening vertical integration and technology cooperation:

o	Strengthen our position in the acoustic intelligence industry: We will further strengthen our position in the acoustic intelligence industry through acquisitions or joint ventures globally, especially in the US market. Drive vertical integration by identifying companies that are related to or complementary to Datasea’s existing technologies and markets for business expansion and market depth. For example, through the acquisition of related companies in the United States, we will further enhance our technical base, market depth and brand localization in the field of acoustic high-tech, strengthening our competitiveness in the region.

o	Promote vertical integration and technology cooperation: We will continue to promote beneficial vertical integration and maintain and expand partnerships with leading technology institutions around the world. This will help us continue to build on our core technical strengths and meet the needs of our customers around the world with state-of-the-art acoustic intelligence.” Through technical cooperation and sharing, we can promote technological innovation and application on a global scale, and promote the further development of the acoustic high-tech industry.

Drive innovation-driven growth: We will further drive the demand for acoustic high technology through continued R&D investment and innovation. By leveraging cutting-edge technology and feedback from the global market, we constantly introduce new solutions to meet the rapidly changing market needs, ensuring Datasea’s leadership and long-term competitiveness in the field of acoustic intelligence.

7. Intellectual property and patent acquisition to enhance brand awareness:

o Enhance brand influence through patent acquisition: Datasea will further enhance the market influence and recognition of its brand by actively acquiring international patents, especially US patents. Patents are not only the embodiment of the company’s innovation ability, but also an important part of the brand value. By securing patents in key markets around the world, Datasea is able to effectively protect its technological innovation, consolidate its market position and enhance the authority and credibility of its brand by demonstrating its leading technological results. This strategy will increase the value of the company’s intangible assets while increasing the brand’s visibility and influence on a global scale.

International patent protection and innovation development: By acquiring international patents, companies can ensure that their innovations are fully protected in the global market, prevent potential infringements, and maintain a competitive advantage. Datasea’s patent portfolio will be an important support for the company’s innovation strength, further enhancing the brand’s leading position in the global acoustic intelligence field.

8.Strive to achieve International Standard Risk Control Management

Under the background of accelerating globalization, the internationalization strategy of enterprises has become an important driving force to promote economic growth and market expansion. However, it is accompanied by a significant increase in cross-border business risks, which puts higher requirements on enterprises’ risk management capabilities. Therefore, the company will continue to strengthen international risk control as a key link to ensure the sound operation of the company, including the following ways:

-- Establishing an intelligent risk control system

With the rapid development of big data, artificial intelligence, cloud computing and other technologies, intelligent risk control will become the mainstream of international risk control in the future. By building an intelligent risk control model, the company can identify risks in cross-border transactions in real time and accurately, and improve risk warning and response speed. Automation and intelligent decision making for risk management.

-- Ensuring cross-border data sharing and compliance

In international risk control, cross-border data sharing and compliance is one of the important challenges. In the future, with the gradual improvement of regulatory policies on cross-border data flows and the strengthening of international cooperation, cross-border data sharing will be more convenient and efficient. Companies obtain and share cross-border data through legal means in compliance with national laws and regulations to support risk control decisions.

-- Strengthening supply chain risk management

In the global supply chain system, enterprises will establish a more complete supply chain risk assessment system, and conduct comprehensive assessment and supervision of suppliers, distributors and other partners to ensure the stability and security of the supply chain. At the same time, strengthen cooperation and communication with upstream and downstream enterprises in the supply chain to jointly cope with risks and challenges.

In the future, international risk control will develop in the direction of intelligence, compliance, diversification, supply chain risk management and continuous innovation. The company keeps up with the pace of The Times and constantly improves its risk control ability and management level to cope with the opportunities and challenges brought by globalization.

These initiatives demonstrate our commitment to internationalization, innovation, and our determination to consolidate our leadership position in the field of dynamic acoustic intelligence and 5G AI multimodal digitization. In short, Datasea Inc. will drive the company’s continued growth and industry leadership in the future through its multi-faceted efforts in technology innovation, market expansion, digital services, sustainability and talent management. We look forward to creating more value together with our customers and partners on a global scale, contributing to the progress of society and the well-being of mankind.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-34 of this report.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective as of such date because of the material weaknesses identified in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is collectively responsibility for establishing and maintaining adequate internal control over financial reporting for Datasea, and has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the weaknesses described in the following paragraphs, management believes that, as of June 30, 2024, our internal control over financial reporting was not effective due to the presence of the following weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

Management took measures to strengthen international risk control management measures

International risk control is a series of measures to identify, assess, monitor and respond to cross-border risks in global business operations to ensure the safety, compliance and sustainable development of enterprise assets. Its importance lies in the fact that, in the face of the complex and changeable international market environment, effective risk control can reduce the risk of cross-border transactions, protect enterprises from economic, legal, political and other external shocks, and promote the steady growth of international business.

The history and development of international risk control has experienced the evolution from traditional mode to intelligent risk control and digital risk control. With the deepening of the trend of globalization, the means of risk control continue to innovate, from the initial manual approval based on expert experience, gradually developed to the use of big data, artificial intelligence and other advanced technologies for automated and intelligent risk assessment and control, significantly improving the efficiency and accuracy of risk control.

Ensure that compliance is the basis, risk assessment is comprehensive, control strategy is differentiated, response mechanism is efficient, information sharing is global, and the maximum business benefit is achieved with the minimum risk, while focusing on customer experience and privacy protection, and the risk control system is flexible to adapt to the multinational legal environment.

In the face of complex international market environment, internationalization risk control faces challenges such as language and cultural barriers, differences in cross-border laws, data privacy protection, and exchange rate fluctuations risk. But at the same time, globalization also brings market expansion opportunities, through the sharing of advanced risk control technology, cross-border cooperation deepening, can effectively improve risk identification and response capabilities, and promote the safe and steady expansion of business.

The development of international risk control strategy begins with risk identification and evaluation. We use SWOT analysis combined with risk list method to comprehensively examine the political, economic, legal, cultural and foreign exchange risks in international business. By collecting internal and external information, potential risk sources are identified, and quantitative and qualitative tools are used to assess the impact degree and possibility of risks, which lays a solid foundation for strategy formulation.

1. Risk control strategy planning

Develop differentiated risk control strategies based on global business layout, including cross-border transaction monitoring, foreign exchange risk management, international legal compliance review and anti-money laundering mechanisms. Strengthen the data-driven risk assessment model to ensure timely identification and response to potential risks to ensure safe and sound business expansion.

2. Risk response strategy selection

In the international risk control strategy, the risk response strategy should be flexible and diversified. For different types of risks, such as market risk, credit risk and operational risk, risk avoidance, mitigation, transfer and acceptance can be adopted. By optimizing asset allocation, strengthening credit review, purchasing insurance and establishing risk reserves, we ensure the steady development of our business, while maintaining a keen insight and ability to respond to emerging risks.

3. Strategy implementation and monitoring

Section 4: After the internationalization risk control strategy is formulated, it is necessary to clarify the main body of implementation responsibility and gradually promote the implementation in stages. Establish a real-time monitoring system to track the effect of strategy implementation, regularly assess risk exposure and prevention and control effectiveness, adjust and optimize strategies in a timely manner, ensure that risk control measures are synchronized with changes in the international environment, and effectively maintain the safe and steady development of overseas business.

4. International risk control technology

1) Data analysis and mining technology

Data analysis and mining technology is the core pillar of international risk control system. Through advanced data mining algorithms, in-depth analysis of cross-border transaction data, accurate identification of potential risk points, the construction of risk prediction models, to provide strong risk control support for international business.

2) Construction of risk early warning system

Build an international risk early warning system based on big data and AI technology, monitor cross-border transactions, market fluctuations, policy changes and other risk factors in real time, analyze early warning signals through intelligent algorithms, realize early risk detection, early assessment, early response, and ensure the safe and stable operation of business in a global environment.

3) Information security protection technology

Information security protection technology covers firewall, intrusion detection and prevention system, encryption technology and data backup and recovery.

5. Application of intelligent risk control technology

Big data analysis, machine learning and AI algorithms are used to build intelligent risk control models to realize real-time monitoring of trading behaviors, automatic identification and early warning of abnormal patterns. Through deep learning of user behavior characteristics, accurately assess risk levels, effectively improve the efficiency and accuracy of risk control, and escort international business.

6. Application of risk control in supply chain management

In international operation, supply chain risk control is very important. By building a global supplier evaluation system, monitoring logistics dynamics in real time, using blockchain technology to enhance transparency, and establishing a risk early warning mechanism, we can effectively identify and respond to supply chain disruptions, fraud and quality risks, ensure supply chain stability and efficiency, and reduce international business risk exposure.

7. Risk control responsibility system

By clarifying the responsibilities and obligations of each position, we can ensure that everyone is clear about their roles and tasks in risk prevention and control, so as to effectively reduce various risks faced by enterprises and ensure the asset safety and business stability of enterprises.

With the rapid development of big data, artificial intelligence and other technologies, the future risk control field will usher in a new era of intelligence and automation. The new technology will significantly improve the accuracy of risk identification and response speed, achieve real-time risk monitoring and early warning, reduce human error, improve the efficiency and effect of risk control, and provide a solid guarantee for the company’s international operation.

-- International risk control personnel training and development

In the future, it is necessary to build a diversified and global risk control talent system, strengthen cross-cultural communication ability and international vision training, and enhance the sensitivity and coping ability of the team to the global financial market through overseas training and international cooperation projects, so as to ensure that the risk control strategy evolves with the global trend and escort the internationalization strategy of the enterprise.

-- The idea of building a unified global risk control system

We will be committed to building a global unified risk control system based on big data, cloud computing and AI technology, achieve seamless docking and intelligent analysis of risk information, ensure global consistency of risk control standards, efficient coordination of processes, provide a strong risk barrier for multinational businesses, and promote enterprises to move forward steadily in the tide of globalization.

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

3.

Engagement with Financing Underwriters: We have engaged financing underwriters to work closely with our international department to facilitate the company’s financing efforts. This partnership aims to improve our understanding of investor backgrounds and identify financing methods that align best with our objectives.3.

4.	Enhanced Collaboration with Legal Professionals: We are reinforcing collaboration between our internal and external legal teams to proactively mitigate risks.4.

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

Further Enhancements Include:

5.	Personnel Training: We are committed to training our staff to ensure the proper execution of internal control policies and procedures.5.

6.	Regular Reporting to the Audit Committee: We will continue to provide quarterly summaries of internal control and audit reports to the Audit Committee.

7.	Quarterly Review with U.S. CPA: Each quarter, we will conduct a trial balance review in collaboration with a U.S. Certified Public Accountant (CPA) after their review or audit.7.

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

2. Significant Issues:

Significant issues will go through meetings of the President’s Office. During those meetings, the Company’s strategic adjustments of the business and major projects or events will be discussed. Only after the board meeting or the resolution of the board of directors, the decisions will be implemented in accordance with the meetings.。

3. HR Management, Responsibility, Rewards and Penalties System:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Zhixin Liu	38	Chairman of the Board, CEO, President & Secretary
Mingzhou Sun	55	Chief Financial Officer
Fu Liu	59	Director
Michael James Antonoplos	72	Independent Director
Stephen (Chun Kwok) Wong	42	Independent Director
Yan Yang	54	Independent Director

Biographical Information

Ms. Zhixin Liu. Ms. Liu currently serves as our Chairman of the Board, Chief Executive Officer. Prior to founding Shuhai Beijing in February of 2015, from February 2012 to January 2015, Ms. Liu also worked as the General Manager of Harbin Jinfenglvyuan Bio-Technology Co., Ltd. where she was responsible for implementing the Company’s annual work plan, financial budget report, profit distribution, utilization plan, conducting the daily management of the Company, and signing agreements on behalf of the Company. From January 2011 to February 2012, Ms. Liu worked as a board director in Beijing Jinyajianguo Refrigeration Plants Manufacturing Co., Ltd., a private company. Ms. Liu had business administration courses at China Agricultural University. Ms. Liu obtained MBA of Universidad Rovira i Virgili Instituto de Gestión Empresarial y Management (IGEMA) in 2023. As our President and Chief Executive Officer, Ms. Liu brings to the Board an intimate understanding of the industry and our operations. We believe Ms. Liu’s experience qualifies her to serve on our Board of Directors.

Ms. Mingzhou Sun. Ms. Sun was appointed as our Chief Financial Officer on August 1, 2021. She signed a Rehire after retirement agreement with the company on April 1 2024, and term of the agreement is three years, from April 1 2024 to March 31 2027. She has over 20 years of experience in the accounting and auditing industry. Since September 2019, Ms. Sun has been serving as the accounting director of the Company, being responsible for preparing the Company’s accounting documents in connection with the Company’s registration statements and periodic reports filed with the U.S. Securities and Exchange Commission in the past. From March 2018 to September 2019, Ms. Sun was a partner at Beijing Mingye Accounting Firm, where she helped her clients establish the internal financial control system, analyze national tax policies and issue various tax related reports. From July 2012 to January 2018, Ms. Sun served as Vice President and Chief Financial Officer at Sun Seven Star Investment Group. From March 2008 to June 2011, she served as Chief Financial Officer at Golden State Holding Group (USA). Prior to that, Ms. Sun also served as the financial director and manager at various companies. Ms. Sun is a registered CPA and Certified Public Valuer in China. She also holds a level 2 certificate of the Association of Chartered Certified Accountants. Ms. Sun received her Bachelor degree in Accounting from Renmin University of China in 1991.

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

Family Relationships

Mr. Liu, our director, is the father of Ms. Liu, our Chairman, Chief Executive Office.

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

Delinquent  Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended June 30, 2024, Beijing Meimei Partners Network Technology Co., LTD failed to file a Form 3 regarding the acquisition of 4,760,000 shares of the Company’s common stock, constituting 12.5% of the issued and outstanding shares of the Company on September 21, 2023, the date of issuance.

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

Item 11. Executive Compensation.

The following table provides disclosure concerning all compensation paid for services to the executive officers of the Company in all capacities for our fiscal years ended June 30, 2024 and 2023, respectively, for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Ms. Zhixin Liu (1)	2024	$42,061		993,488.50			$1,035,549.50
Chairman, CEO	2023	$43,219	—	—	—	—	$43,219
Mingzhou Sun	2024	$33,452					$33,452
CFO	2023	$34,564					$34,564

(1)	Since January 1, 2017, the actual monthly salary Ms. Liu received was RMB 20,300 (approximately $3,056). According to the amendment to the employment agreement, Ms. Liu is entitled to a monthly salary of RMB 20,000 (approximately $3,011) plus any bonuses, transport allowances and housing allowances. Ms. Liu waived her rights of receiving any allowances or bonuses that have not been paid in fiscal years 2018 and 2017. Starting from July 1, 2019, Liu’s monthly salary will be adjusted to RMB25,300 (about $,3,918),. Starting from January 1, 2023, Ms.Liu’s monthly salary was adjusted to RMB100,000 (about $14,406).

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

On January 10, 2024, the Company’s Board of Directors approved a 1-for-15 reverse stock split of its authorized and outstanding common stock (par value $0.001 per share, the “Common Stock”), effective January 19, 2024. Following the reverse stock split, every 15 shares of the Company’s outstanding common stock will automatically be converted into one share of common stock, but the par value of each share will remain unchanged.

According to resolution of compensation committee dated on June 12 2024, the Company grants to Ms. Zhixin Liu fifteen thousand (15,000) shares of the Company’s common stock each month, starting from February 1, 2024, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

Option Grants in Last Fiscal Year

There were no options granted to our executive officers in the fiscal year ended June 30, 2024. The Company has no material policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company.

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

On January 10, 2024, the Company’s Board of Directors approved a 1-for-15 reverse stock split of its authorized and outstanding common stock (par value $0.001 per share, the “Common Stock”), effective January 19, 2024. Following the reverse stock split, every 15 shares of the Company’s outstanding common stock will automatically be converted into one share of common stock, but the par value of each share will remain unchanged.

According to resolution of compensation committee dated on June 12 2024, the Company grants to Ms. Zhixin Liu fifteen thousand (15,000) shares of the Company’s common stock each month, starting from February 1, 2024, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

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

Ms. Sun signed a Rehire after retirement agreement with the company on April 1 2024 and term of the agreement is three years, from April 1 2024 to March 31 2027.

Compensation Clawback Disclosures

None.

Director Compensation

The following table shows for the fiscal year ended June 30, 2024, certain information with respect to the compensation of our directors.

Fiscal Year 2024 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Zhixin Liu*	—	—	—	—
Fu Liu	33,649	762,012	—	795,661
Michael James Antonoplos	18,000	18,000		36,000
Stephen (Chun Kwok) Wong	8,412	—	—	8412
YanYang	—	—	—	—

*	Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

*

Mr. Liu Fu, our Director and CO-Founder, is also the chairman of Shuhai Beijing, $33,649 is the total salary in cash which is received for his work and position of year 2024. The annual package is RMB 1,200,000 ($168,243). According to the agreement between Fu Liu and Datasea Inc., the Company grants to Mr. Liu ten thousand (10,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

On January 10, 2024, the Company’s Board of Directors approved a 1-for-15 reverse stock split of its authorized and outstanding common stock (par value $0.001 per share, the “Common Stock”), effective January 19, 2024. Following the reverse stock split, every 15 shares of the Company’s outstanding common stock will automatically be converted into one share of common stock, but the par value of each share will remain unchanged.

According to resolution of compensation committee dated on June 12 2024, the Company grants to Mr. Fu Liu fifteen thousand (10,000) shares of the Company’s common stock each month, starting from February 1, 2024, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 24, 2024 by our officers, directors and 5% or greater beneficial owners of common stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

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

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)
5% or more stockholders
Beijing Meimei Partners Network Technology Co., Ltd.	317,334	6.16%

Zhixin Liu (4)	1,288,168	24.99%
Fu Liu (3)	966,810	18.76%
Directors and Executive Officers:
Mingzhou Sun	1	0.00	%*
Michael James Antonoplos	5,048	0.10	%*
Stephen (Chun Kwok) Wong	667	0.01	%*
Yan Yang	667	0.01	%*

All officers and directors as a group (six persons)	2,261,361	43.87%

*	less than 1%.

(1)	Applicable percentage of ownership is based on 5,154,778 shares of common stock outstanding as of September 24, 2024 together with securities exercisable or convertible into common stock within 60 days as of the date hereof for each stockholder.

(2)	Unless otherwise indicated, the address of our directors, officers and other shareholders disclosed above is 20th Floor, Tower B of Guorui Plaza, No.1 South Ronghua Road, Technological Development Zone, Beijing, People’s Republic of China, 100176.

(3)	Mr. Liu is a Director of the Company.

(4)	Ms. Liu is the Chairman of the Board and our CEO.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has identified Ms. Zhixin Liu, our CEO and President, as a related person, for the fiscal year ended June 30, 2024. For the purpose of business expansion, Heilongjiang Xungrui signed a rental agreement with Ms. Liu on October 1, 2019, to meet the Company’s operational needs. The rental term is from October 1, 2019, to September 30, 2021 with an annual rent around $23,293.85.

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

On January 1, 2020, the Company’s President entered into a car rental agreement with the Company for one year. Pursuant to the agreement, the Company rents a car from the Company’s President for a monthly rent of RMB 20,000 ($2,849), or total payment of $34,188, which was paid in full in advance as required by the agreement and was recorded as prepaid expense since the lease term was not over one year, and not required to be accounted for as a ROU. This rental agreement was canceled in June 2020 and the unused rents of RMB 120,000 ($17,620) was returned to the Company. The Car Rental Agreement was renewed on July 1, 2021, for the period from July 1, 2021 to June 30, 2022, with a monthly rent of RMB18,000 ($2,787) and a total amount of RMB216,000 ($33,451).

The Company recorded car lease expense to the Company’s President of $10,864 and $29,060 for the years ended June 30, 2021, and 2020.

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

On October 1, 2020, the Company’s President entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. The rent expense for this agreement was $15,537 for the year ended June 30, 2021. The agreement was renewed for 7 months from October 1, 2021 to April 30, 2022 and monthly rental is RMB13,500 (US $2,090.72), and the total rent is RMB94,500 (US $14,635.05). Then the agreement was renewed again from May 1, 2022 to April 30, 2023, the monthly rental is RMB19,642.5 (US $3,042) and the annual rental is RMB235,710 (US $36,504)

In May 2023, our CEO signed an office lease agreement with Heilongjiang Xunrui Technology Co., Ltd. for a period of one year from May 1, 2023 to April 30, 2024, at an annual rent of RMB 282,852.00 (USD 40,756).Then the agreement was renewed from May 1, 2024 to April 30, 2025,the annual rental is RMB 282,852.00 (USD 39,688.50）.

In July 2023, the CEO of the Company entered into two car rental agreements with Tianjin Information Sea Information Technology Co., LTD., one of which was for 12 months from July 1, 2023 to June 30, 2024, with a monthly rental of RMB 18,000 (USD 2,593) and an annual rental of RMB 216,000 (USD 31,123). The Car Rental Agreement was renewed on July 1, 2024 for the period from July 1, 2024 to June 30, 2025, with a monthly rent of RMB18,000 ($2,787) and a total amount of RMB216,000 ($33,451).The other agreement is for 12 months from July 01, 2023 to June 30, 2024, with a monthly rent of RMB20,000 (US $2,881) and an annual rent of RMB240,000 ($34,582).This Car Rental Agreement was also renewed on July 1, 2024 for the period from July 1, 2024 to June 30, 2025, with a monthly rent of RMB20,000 ($2,806.31) and a total amount of RMB240,000 ($33,675.70).

As of June 30, 2024, the Company had balances due to related parties of $163,259.40 for car rental fee and $89,359.46 for lease house fee.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our previous independent registered public accounting firm, Kreit & Chiu CPA LLP (formerly Paris Kreit & Chiu CPA’s LLC) for the fiscal years ended June 30, 2024 and 2023, respectively, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2024	2023
Audit Fees	$151,200	$137,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$151,200	$137,500

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms and has determined that their provision of such services to us during fiscal years ended June 30, 2023, and 2024 did not impair their independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-34 of this report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018.
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
4.2	Description of Our Common Stock, incorporated herein by reference to our Registration Statement on Form 8-A, dated and filed with the SEC on December 18, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.
10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.

10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.17	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd., incorporated herein by reference to Exhibit 10.18 of the 10-K filed on October 15, 2019.
10.18	English Translation of the Lease Agreement, dated August 11, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd. incorporated herein by reference to Exhibit 10.18 of the Form 10-K filed on September 28, 2021.
10.19	English Translation of the Lease Agreement, dated August 26, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Hangzhou Zhexin Information Technology Co., LTD incorporated herein by reference to Exhibit 10.19 of the Form 10-K filed on September 28, 2021.
10.20	English Translation of the Supplementary Lease Agreement, dated January 14, 2021, by and among Tianjin Information Sea Information Technology Co., Ltd., Hangzhou Zhexin Information Technology Co., LTD and Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. incorporated herein by reference to Exhibit 10.20 of the Form 10-K filed on September 28, 2021.
10.21	Common Stock Purchase Agreement, dated October 22, 2020, by and between Datasea, Inc. and Triton Funds LP, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on October 23, 2020.
10.22	Form of Securities Purchase Agreement in connection with the registered direct offering closed on July 22, 2021, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on July 22, 2021.
10.23	Placement Agency Agreement, dated July 20, 2021, by and between Datasea, Inc. and FT Global Capital, Inc., incorporated herein by reference to Exhibit 10.2 of the 8-K filed on July 22, 2021
10.24	English Translation of the Employment Agreement, dated August 1, 2021, by and between Datasea, Inc. and Mingzhou Sun, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on August 4, 2021.
10.25	Amendment No. 1 to Datasea Inc. 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 10.1 of the 8-K filed on May 2, 2022.
10.26	English Translation of the Office Purchase Agreement dated May 16, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on May 22, 2023.
10.27	Amendment No. 2 to Datasea Inc.’s 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on June 20, 2023.
10.28	Securities Purchase Agreement, dated August 1, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 7, 2023.
10.29	Securities Purchase Agreement, dated August 1, 2023, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on August 7, 2023.
10.30	Securities Purchase Agreement, dated August 15, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 16, 2023.
10.31	Underwriting Agreement, dated September 11, 2023, by and between the Company and EF Hutton, incorporated herein by reference to Exhibit 1.1 of the Form 8-K filed on September 12, 2023.
10.32	English translation of the Supplementary Agreement to the Subscription Agreement dated September 10, 2023, incorporated herein by reference to Exhibit 99.1 of the Form 8-K filed on September 14, 2023.
10.33	Form of Securities Purchase Agreement dated as of July 2, 2024, incorporated herein by reference to Exhibit 10.33 to the Form 8-K filed on July 2, 2024.
10.34	Form of Pre-Funded Warrant, incorporated herein by reference to Exhibit 10.34 to the Form 8-K filed on July 2, 2024.
10.35	Placement Agency Agreement dated July 2024 between Datasea Inc. and EF Hutton LLC, incorporated herein by reference to Exhibit 10.35 to the Form 8-K filed on July 2, 2024.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1*	Subsidiaries of the Company
23.1*	Kreit & Chiu CPA LLP Consent
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97*	Incentive Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 26, 2024	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	Chief Executive Officer,	September 26, 2024
Zhixin Liu	President, Corporate Secretary and Chair of the Board

/s/ Mingzhou Sun	Chief Financial Officer	September 26, 2024
Mingzhou Sun	(Principal Accounting and Financial Officer)

/s/ Fu Liu	Director	September 26, 2024
Fu Liu

/s/ Michael James Antonoplos	Independent Director	September 26, 2024
Michael James Antonoplos

/s/ Yan Yang	Independent Director	September 26, 2024
Yan Yang

/s/ Stephen (Chun Kwok) Wong	Independent Director	September 26, 2024
Stephen (Chun Kwok) Wong

DATASEA INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

DATASEA INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Datasea Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Datasea Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern- Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company had an accumulated deficit of $39.44 million and incurred a net loss from operations of approximately $11.38 million as of and for the year end June 30, 2024. The Company has had recurring losses from operations which has raised substantial doubt about the entity’s ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures to address this matter were to obtain cash flow forecast from the Company, evaluate the reasonableness of the forecast, and test the receipt of cash subsequent to June 30, 2024. Based on the above procedures, we concluded substantial doubt remains about the entity’s ability to continue as a going concern.

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

September 26, 2024

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2024	JUNE 30, 2023

ASSETS
CURRENT ASSETS
Cash	$181,262	$19,728
Accounts receivable	718,546	255,725
Inventory, net	153,583	241,380
Value-added tax prepayment	107,545	71,261
Prepaid expenses and other current assets	1,486,956	701,423
Total current assets	2,647,892	1,289,517

NONCURRENT ASSETS
Long-term investment	-	55,358
Property and equipment, net	48,466	85,930
Intangible assets, net	546,001	1,185,787
Right-of-use assets, net	49,345	137,856
Total noncurrent assets	643,812	1,464,931

TOTAL ASSETS	$3,291,704	$2,754,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,075,641	$1,005,059
Unearned revenue	49,239	609,175
Accrued expenses and other payables	596,714	1,409,939
Due to related parties	654,560	1,162,856
Operating lease liabilities	53,530	124,640
Bank loan payable	1,170,298	594,906
Total current liabilities	3,599,982	4,906,575

NONCURRENT LIABILITIES
Operating lease liabilities	-	26,449
Bank loan payable- non-current	-	91,215
Loan payable- non-current	-	1,310,306
Total noncurrent liabilities	-	1,427,970

TOTAL LIABILITIES	3,599,982	6,334,545

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 3,589,620 and 1,889,315 shares issued and outstanding as of June 30, 2024 and 2023, respectively	3,589	1,889
Additional paid-in capital	38,957,780	24,148,868
Accumulated comprehensive income	242,208	393,252
Accumulated deficit	(39,440,322)	(28,063,258)
TOTAL COMPANY STOCKHOLDERS’ DEFICIT	(236,745)	(3,519,249)

Noncontrolling interest	(71,533)	(60,848)

TOTAL DEFICIT	(308,278)	(3,580,097)

TOTAL LIABILITIES AND DEFICIT	$3,291,704	$2,754,448

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED JUNE 30,
	2024	2023

Revenues	$23,975,867	$3,640,690
Cost of revenues	23,501,762	3,505,209

Gross profit	474,105	135,481

Operating expenses
Selling	3,279,627	372,639
General and administrative	8,960,523	7,377,421
Research and development	359,342	569,635

Total operating expenses	12,599,492	8,319,695

Loss from operations	(12,125,387)	(8,184,214)

Non-operating income (expenses)
Other expenses	(97,893)	(24,530)
Interest income	1,975	148

Total non-operating expenses, net	(95,918)	(24,382)

Loss before income tax	(12,221,305)	(8,208,596)

Income tax	-	-

Loss before noncontrolling interest from continuing operations	(12,221,305)	(8,208,596)
Income (loss) before noncontrolling interest from discontinued operations	833,546	(1,489,419)

Less: loss attributable to noncontrolling interest from continuing operations	(10,695)	(8,819)
Less: loss attributable to noncontrolling interest from discontinued operations	-	(209,504)

Net loss attribute to noncontrolling interest	(10,695)	(218,323)

Net loss to the Company from continuing operations	(12,210,610)	(8,199,777)
Net income (loss) to the Company from discontinued operations	833,546	(1,279,915)

Net loss to the Company	(11,377,064)	(9,479,692)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(151,044)	109,665
Foreign currency translation gain attributable to noncontrolling interest	10	29,734

Comprehensive loss attributable to the Company	$(11,528,108)	$(9,370,027)

Comprehensive loss attributable to noncontrolling interest	$(10,685)	$(188,589)

Basic and diluted net loss per share	$(4.38)	$(5.70)

Weighted average shares used for computing basic and diluted loss per share *	2,597,077	1,663,458

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2022	1,658,681	$1,658	$20,752,226	$(18,583,566)	$283,587	$2,453,905	$(854,273)

Net loss	-	-	-	(9,479,692)	-	(9,479,692)	(218,323)

Shares issued for stock compensation expense	230,633	231	4,378,656	-	-	4,378,887	-

Purchase of minority interest ownership	-	-	(982,014)	-	-	(982,014)	982,014

Foreign currency translation gain	-	-	-	-	109,665	109,665	29,734

Balance at June 30, 2023	1,889,315	1,889	24,148,868	(28,063,258)	393,252	(3,519,249)	(60,848)

Net loss	-	-	-	(11,377,064)	-	(11,377,064)	(10,695)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	912,221	912	6,388,816	-	-	6,389,728	-

Shares issued for paying officers’ accrued salary and bonus	102,144	102	359,496	-	-	359,598	-

Foreign currency translation gain (loss)	-	-	-	-	(151,044)	(151,044)	10

Balance at June 30, 2024	3,589,620	$3,589	$38,957,780	$(39,440,322)	$242,208	$(236,745)	$(71,533)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30
	2024	2023

Cash flows from operating activities:
Loss including noncontrolling interest	$(11,387,759)	$(9,698,015)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	(833,546)	-
Bad debt reversal	-	(50,421)
Depreciation and amortization	494,480	701,430
Loss on disposal of fixed assets	2,979	2,443
Operating lease expense	167,969	620,696
Stock compensation expense	6,749,326	4,378,887
Investment loss	56,081	-
Changes in assets and liabilities:
Accounts receivable	(717,220)	(15,387)
Inventory	91,076	(46,919)
Value-added tax prepayment	(51,078)	(29,212)
Prepaid expenses and other current assets	(810,421)	(141,545)
Accounts payable	597,744	839,735
Unearned revenue	(472,584)	353,849
Accrued expenses and other payables	(108,736)	523,534
Payment on operating lease liabilities	(177,194)	(575,156)

Net cash used in operating activities	(6,398,883)	(3,136,081)

Cash flows from investing activities:
Acquisition of property and equipment	(6,868)	(3,881)
Acquisition of intangible assets	(161,054)	(80,438)
Cash disposed due to disposal of subsidiary	(35)	-
Long-term investment	-	(28,812)

Net cash used in investing activities	(167,957)	(113,131)

Cash flows from financing activities:
Due to related parties	360,804	1,110,238
Proceeds from loan payables	-	2,197,400
Repayment of loan payables	(1,582,513)	(198,431)
Net proceeds from issuance of common stock	8,061,286	-

Net cash provided by financing activities	6,839,577	3,109,207

Effect of exchange rate changes on cash	(111,203)	(4,484)

Net increase (decrease) in cash	161,534	(144,489)

Cash, beginning of period	19,728	164,217

Cash, end of period	$181,262	$19,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,516	$25,501
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$125,280	$241,093
Transfer of debt owing to the Company’s’ CEO to Mr. Wanli Kuai	$730,163	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

On November 16, 2020, Guohao Century formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. In November 2023, the Company dissolved Zhangqi as a result of disposal of Zhuangxun  in July 2023, Zhangqi had no operations but only serves as a holding company of Zhagnxun. In November 2023, the Company dissolved Zhangqi

On November 19, 2020, Guohao Century formed a 51% owned subsidiary Hangzhou Shuhai Zhangxun Information Technology Co., Ltd (“Zhangxun”) for research and development of 5G Multimodal communication technology. Zhangqi owns 19% of Zhangxun; accordingly, Guohao Century ultimately owns 69.81% of Zhangxun. On December 20, 2022, Guohao Century acquired a 30% ownership interests of Zhangxun from Zhengmao Zhang at the price of $0.15 (RMB 1.00). After the transaction, Guohao Century owns 81% of Zhangxun, and Zhangqi owns 19% of Zhangxun; On February 15, 2023, Guohao Century acquired a 9% ownership interests of Zhangxun from the Zhangqi at the price of $130,434 (RMB 900,000). After the transaction, Guohao Century owns 90% of Zhangxun, and Zhangqi owns 10% of Zhangxun; as a result, Guohao Century ultimately owns 99.9 % of Zhangxun. On July 20, 2023, the Company sold Zhangxun to a third party for RMB 2 ($0.28).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2024 and 2023, the Company had a net loss of approximately $11.38 million and $9.48 million, respectively. The Company had an accumulated deficit of approximately $39.44 million as of June 30, 2024, and negative cash flow from operating activities of approximately $6.40 million and $3.14 million for the years ended June 30, 2024 and 2023, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2024, the Company made total prepayments of $3.78 million for marketing and promoting the sale of acoustic intelligence series products and 5G Multimodal communication in oversea and domestic markets. For the year ended June 30, 2024, the Company recorded an amortization of prepaid expense of $2.84 million  in the selling expense.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of June 30, 2024.

Zhixin Liu
Fu Liu
Other Holder
23.52%
14.98%
61.50%
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
Guohao Century (Beijing) Technology Co., Ltd. (a PRC Limited Liability Company)
Heilongjiang Xunrui Technology Co., Ltd. (a PRC Limited Liability Company)
Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (a PRC Limited Liability Company)
Nanjing Shuhai Equity Investment & Fund Management Co., Ltd. (a PRC Limited Liability Company)
9.09%
66%
1%
Datasea Yiyun (Shenzhen) Digital Technology Co., Ltd.
Shenzhen Datasea Yiyun Management Partnership (Limited Partnership))
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

As of this report date, there were no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of June 30, 2024 and 2023, and for the years ended June 30, 2024 and 2023, respectively.

Condensed Consolidating Statements of Operation Information

	Year Ended June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$69,541	$23,906,326		$23,975,867
Revenue-Parent provided service to WOFE	275,100				(275,100)	-
Revenue-Parent provided service to VIE	143,600				(143,600)	-
Revenue - WOFE provided service to VIE			489,386		(489,386)	-
Revenue - VIE purchased materials from WOFE			57,082		(57,082)
Revenue - from VIE’s label that was used by WOFE				264,533	(264,533)	-
Revenue - WOFE purchased materials from VIE				57,082	(57,082)
						-
Cost of Revenue - third parties			69,156	23,432,606		23,501,762
COST - VIE purchased materials from WOFE			57,082		(57,082)
COST - WOFE purchased materials from VIE			-	57,082	(57,082)
					-	-
Gross profit	418,700	-	489,771	738,253	(1,172,619)	474,105

Operating expenses	6,996,227	324,954	3,535,554	1,742,757		12,599,492
Operating expenses - VIE expenses, corresponding to services provided by WOFE				489,386	(489,386)	-
Operating expenses - WOFE expenses for using VIE’s label			264,533		(264,533)
Operating expenses – WOFE expenses, corresponding to services provided by Parent			278,862		(278,862)
Operating expenses - VIE expenses, corresponding to services provided by Parent				146,150	(146,150)	-
Loss from operations	(6,577,527)	(324,954)	(3,589,178)	(1,640,040)	6,312	(12,125,387)
Other income (expenses), net	(1,665)	(61)	3,108	(97,300)		(95,918)
Income tax expense						-
Loss before noncontrolling interest	(6,579,192)	(325,015)	(3,586,070)	(1,737,340)	6,312	(12,221,305)
Less: loss attributable to noncontrolling interest				(10,695)		(10,695)
Net loss to the Company	(6,579,192)	(325,015)	(3,586,070)	(1,726,645)	6,312	(12,210,610)

	Year Ended June 30, 2023
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$7,045,311		$7,045,311
Revenue -Parent provided service to VIE	453,500				(453,500)	-
Revenue - WOFE’s label that was used by VIE			81,544		(81,544)	-
Revenue - from VIE’s label that was used by WOFE				751,125	(751,125)	-
Cost of Revenue - third parties				6,704,380		6,704,380
Gross profit	453,500		81,544	1,092,056	(1,286,169)	340,931

Operating expenses	5,082,029	366,767	766,269	3,811,086		10,026,151
Operating expenses -VIE expenses, corresponding to services provided by WOFE				81,544	(81,544)	-
Operating expenses -WOFE expenses for using VIE’s label			751,460		(751,460)	-
Operating expenses -VIE expenses, corresponding to services provided by Parent				453,500	(453,500)	-
Loss from operations	(4,628,529)	(366,767)	(1,436,185)	(3,253,739)		(9,685,220)
Other income (expenses), net	(1,005)	(584)	(5,260)	(5,946)		(12,795)
Income tax expense						-
Loss before noncontrolling interest	(4,629,534)	(367,351)	(1,441,455)	(3,259,685)		(9,698,015)
Less: loss attributable to noncontrolling interest				(218,323)		(218,323)
Net loss to the Company	(4,629,534)	(367,351)	(1,441,445)	(3,041,362)	-	(9,479,692)*

*	Include the operation of Zhangxun (see Note 13 Disposal of Subsidiary)

Condensed Consolidating Balance Sheets Information

	As of June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Cash	$79,225	$1,249	$7,634	$93,154		$181,262
Accounts receivable				718,546		718,546
Accounts receivable - VIE			760,708		(760,708)	-
Accounts receivable - WOFE					-
Inventory			34,530	119,053		153,583
Inventory - VIE			-			-
Inventory - WOFE				41,147	(41,147)	-
Other receivables-Subsidiaries	5,015		832	2,427	(8,274)	-
Other receivables - VIE	475,223		12,971,457		(13,446,680)	-
Other receivables - WOFE	6,304,226			1,412,607	(7,716,833)	-
Other receivables - Parent		5,000			(5,000)
Other current assets	5,000	-	1,292,945	295,305	1,251	1,594,501

Total current assets	6,868,689	6,249	15,068,106	2,682,239	(21,977,391)	2,647,892

Property and equipment, net			17,532	30,934		48,466
Intangible assets, net		101,042	62,406	441,485	(58,932)	546,001
Right of use asset, net			38,300	11,045		49,345
Investment into subsidiaries	14,320,480				(14,320,480)	-
Investment into WOFE		12,450,340			(12,450,340)	-
Other non-current assets	-		-	-		-

Total non-current assets	14,320,480	12,551,382	118,238	483,464	(26,829,752)	643,812

Total Assets	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

Accounts payable	$262,385	2,500	$44,758	$765,998		$1,075,641
Accounts payable - VIE			-	-	-
Accounts payable - WOFE				760,708	(760,708)	-
Short term loan				1,170,298		1,170,298
Advance from customers			463	48,776		49,239
Accrued expenses and other payables	23,254		109,121	713,827	(249,488)	596,714
Lease liability			41,549	11,981		53,530
Loan payable			-			-
Other payables - Datasea		5,015	6,182,249	468,998	(6,656,262)	-
Other payables - Subsidiaries	5,000				(5,000)
Other payables - VIE		2,536	1,412,607		(1,415,143)	-
Other payables - WOFE		845		12,971,457	(12,972,302)	-
Other current liabilities	32,000		520,501	102,059		654,560

Total current liabilities	322,639	10,896	8,311,248	17,014,102	(22,058,903)	3,599,982

Accumulated deficit	(13,649,331)	(1,773,745)	(9,705,672)	(14,479,788)	168,214	(39,440,322)
Other equity	34,515,861	14,320,480	16,580,768	631,389	(26,916,454)	39,132,044

Total equity	20,866,530	12,546,735	6,875,096	(13,848,399)	(26,748,240)	(308,278)

Total liabilities and stockholders’ equity	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

	As of June 30, 2023
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Cash	$1,487	$809	$3,715	$13,717		$19,728
Accounts receivable				255,725		255,725
Accounts receivable - VIE			1,181,256		(1,181,256)	-
Accounts receivable - WOFE				754,242	(754,242)	-
Inventory				241,380		241,380
Inventory - VIE						-
Inventory - WOFE				26,562	(26,562)	-
Other receivables -Subsidiaries			111	2,394	(2,505)	-
Other receivables - VIE			8,601,966		(8,601,966)	-
Other receivables - WOFE	88,145				(88,145)	-
Other receivables - Parent		5,000		14,884	(19,884)	-
Other current assets			123,251	649,433		772,684

Total current assets	89,632	5,809	9,910,299	1,958,337	(10,674,560)	1,289,517

Property and equipment, net			43,044	42,886		85,930
Intangible assets, net		417,708	68,504	757,700	(58,125)	1,185,787
Right of use asset, net			77,508	60,348		137,856
Investment into subsidiaries	12,920,480				(12,920,480)	-
Investment into WOFE		11,050,890			(11,050,890)	-
Other non -current assets				55,358		55,358

Total non-current assets	12,920,480	11,468,598	189,056	916,292	(24,029,495)	1,464,931

Total Assets	$13,010,112	$11,474,407	$10,099,355	$2,874,629	$(34,704,055)	$2,754,448

Accounts payable	$288,020		$66,633	$650,406		$1,005,059
Accounts payable - VIE			754,242		(754,242)	-
Accounts payable - WOFE				1,181,256	(1,181,256)	-
Short term loan				594,906		594,906
Advance from customers			456	608,719		609,175
Accrued expenses and other payables	34,780		107,881	1,480,947	(213,669)	1,409,939
Lease liability			85,417	39,223		124,640
Other payables - Datasea			78,926		(78,926)	-
Other payables - VIE		2,536			(2,536)	-
Other payables - WOFE		122		8,596,015	(8,596,137)	-
Other current liabilities	32,000		100,165	1,030,691		1,162,856

Total current liabilities	354,800	2,658	1,193,720	14,182,163	(10,826,766)	6,216,881

Lease liability - noncurrent				26,449		26,449
Long term loan				1,401,521		91,215

Total non-current liabilities				1,427,970		117,664

Total liabilities	354,800	2,658	1,193,720	15,610,133	(10,826,766)	6,334,545

Accumulated deficit	(7,069,628)	(1,448,731)	(6,136,980)	(13,586,686)	178,767	(28,063,258)
Other equity	19,724,940	12,920,480	15,042,615	851,182	(24,056,056)	24,483,161

Total equity	12,655,312	11,471,749	8,905,635	(12,735,504)	(23,877,289)	(3,580,097)

Total liabilities and stockholders’ equity	$13,010,112	$11,474,407	$10,099,355	$2,874,629	(34,704,055)	$2,754,448

Condensed Consolidating Cash Flows Information

	Year Ended June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$134,284	$(5,849)	$(5,076,644)	$(1,450,675)		$(6,398,884)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(1,992,684)	1,992,684		-
						-
Net cash provided by/(used in) investing activities			-	(167,957)		(167,957)
Net cash provided by/(used in) investing activities (Parent to subsidiaries)	(1,405,015)				1,405,015	-
Net cash provided by/(used in) investing activities (Parent to WOFE)	(6,231,281)				6,231,281
Net cash provided by/(used in) investing activities (Subsidiaries to WOFE)		(1,399,449)			1,399,449	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(2,859,142)		2,859,142	-
Net cash provided by/(used in) investing activities (Parent to VIE)	(475,223)				475,223	-
Net cash provided by/(used in) investing activities (VIE to subsidiaries)				2,536	(2,536)	-

Net cash provided by/(used in) financing activities	8,061,286		418,608	(1,640,317)		6,839,577
Net cash provided by/(used in) financing activities (Parent to VIE)				483,698	(483,698)	-
Net cash provided by/(used in) financing activities (Parent to Subsidiaries)		1,405,015			(1,405,015)	-
Net cash provided by/(used in) financing activities (VIE to subsidiaries)		(2,536)			2,536	-
Net cash provided by/(used in) financing activities (parent to WOFE)			6,097,306		(6,097,306)	-
Net cash provided by/(used in) financing activities (subsidiaries to WOFE)			1,424,455		(1,424,455)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				2,859,142	(2,859,142)	-
Net increase (decrease) in cash and cash equivalents	$77,738	$(2,819)	$(1,988,041)	$2,074,656	-	$161,534

	Year Ended June 30, 2023
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(41,815)	$(3,185)	$(528,833)	$(2,527,577)		$(3,101,410)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(34,671)			(34,671)
Net cash provided by/(used in) investing activities				(113,131)		(113,131)
Net cash provided by/(used in) investing activities (WOFE to VIE)			407,905		(407,905)	-
Net cash provided by/(used in) investing activities (Parent to VIE)	14,622				(14,622)	-
Net cash provided by/(used in) investing activities (VIE to HK entity)				2,536	(2,536)	-
Net cash provided by/(used in) financing activities	32,000		73,151	3,004,056		3,109,207
Net cash provided by/(used in) financing activities (Parent to VIE )				(14,622)	14,622	-
Net cash provided by/(used in) financing activities (VIE to HK entity)		(2,536)			2,536	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				(407,905)	407,905	-
Net increase (decrease) in cash and cash equivalents	$9,209	$(5,649)	$(86,346)	$(61,703)	-	$(144,489)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2024 and 2023, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of June 30, 2024 and 2023, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,650 and $52,915 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and 2023, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the year ended June 30, 2024, the Company fully impairment of its long-term investment. For the year ended June 30, 2023, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2024 and 2023.

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

The following table shows the Company’s revenue by revenue sources:

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
5G AI Multimodal communication	$23,600,693	$6,686,691
5G AI Multimodal communication	23,600,693	5,747,539
Aggregate messaging platform		23,816
Cloud platform construction cooperation project	-	915,336
Acoustic Intelligence Business	3,988	196,940
Ultrasonic Sound Air Disinfection Equipment	3,988	81,275
Other	-	115,665
Smart City business	37,113	161,680
Smart community	37,113	33,123
Smart community broadcasting system	-	122,521
Smart agriculture	-	6,036

Other	334,073	-
Total revenue	$23,975,867	$7,045,311	*

*	include the revenue from discontinued entities

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

All of the Company’s customers are in the PRC and all revenues for the years ended June 30, 2024 and 2023 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of June 30, 2024 and 2023, the Company had no unrecognized tax positions and no charges during the year ended June 30, 2024 and 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the years ended June 30, 2024 and 2023, the Company had loss of $10,695 and $218,323 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $100,788 and $17,432 as of June 30, 2024 and 2023, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2024 and 2023, cash of $79,225 and $1,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of June 30, 2024 and 2023, the cash balance of $1,249 and $809 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	June 30,	June 30,
	2024	2023
Period-end date USD: RMB exchange rate	7.1268	7.2258
Average USD for the reporting period: RMB exchange rate	7.1326	6.9415

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended June 30, 2024 and 2023, the Company’s basic and diluted loss per share are the same as a result of the Company’s net loss. 45,276 and 87,997 warrants (post-reverse stock split), on a weighted average basis, were anti-dilutive due to the Company’s net loss and were therefore excluded from EPS for the year ended June 30, 2024 and 2023, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2024	June 30, 2023
Furniture and fixtures	$77,281	$84,014
Vehicle	491	484
Leasehold improvement	219,945	216,932
Office equipment	241,543	261,658
Subtotal	539,260	563,088
Less: accumulated depreciation	490,794	477,158
Total	$48,466	$85,930

Depreciation for the years ended June 30, 2024 and 2023 was $32,373 and $93,594, respectively.

The Company disposed $29,148 property and equipment with related accumulated depreciation of $19,136 resulting from the disposal of Zhangxun in July 2023 (see Note 13).

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2024	June 30, 2023
Software registration or using right	$1,809,548	$1,635,307
Patent	14,729	14,527
Software and technology development costs	11,770	631,250
Value-added telecommunications business license	15,587	15,374
Subtotal	1,851,634	2,299,458
Less: Accumulated amortization	1,305,633	1,110,671
Total	$546,001	$1,185,787

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the years ended June 30, 2024 and 2023 was $462,107 and $607,836, respectively. The amortization expense for the next five years as of June 30, 2024 will be $303,350, $191,803, $50,848, $0 and $0.

The Company disposed $0.62 million intangible assets with related accumulated amortization of $0.28 million resulting from the disposal of Zhangxun in July 2023 (see Note 13).

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	June 30, 2023
Security deposit	$64,041	$15,615
Prepaid expenses	1,225,612	563,203
Other receivables – Heqin	467,250	460,850
Advance to third party individuals, no interest, payable upon demand	154,345	11,764
Others	42,958	110,841
Total	1,954,206	1,162,273
Less: allowance for other receivables – Heqin	467,250	460,850
Total	$1,486,956	$701,423

As of June 30, 2024, prepaid expenses mainly consisted of prepaid marketing expense of $946,954, prepaid telecommunication service fee (mainly including SMS and MMS services) of $198,559, prepaid rent and property management fees of $3,508 and other prepayments of $76,591. As of June 30, 2023, prepaid expenses mainly consisted of prepayment of 5G Messaging service fee recharge of $500,395, prepaid rent and property management fee of $48,200 and other prepayments of $14,608.

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

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of March 31, 2024, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the year ended June 30, 2024, the Company recorded an amortization of prepaid expense of $1.6 million in the selling expense.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of March 31, 2024, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the year ended June 30, 2024, the Company recorded an amortization of prepaid expense of $1.26 million in the selling expense.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). As of June 30, 2024 and 2023, Heqin made $48,438 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $467,250 and $460,850 as of June 30, 2024 and 2023, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company Nanjing Dutao Intelligence Technology Co., Ltd in Nanjing City specializing on internet security equipment. As of June 30, 2024, the Company recorded a full impairment for this investment.

In August 2022, Shuhai Nanjing invested RMB 200,000 ($28,717) for 1% stock ownership of a high-tech company Nanjing Jinjizhihui Technology Co. Ltd in Nanjing City specializing in software and system development. As of June 30, 2024, the Company recorded a full impairment for this investment.

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

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2024	June 30, 2023
Other payables	$174,668	$308,841
Due to third parties	59,126	175,354
Security deposit	15,456	-
Social security payable	288,578	537,964
Salary payable– employees	58,886	387,780
Total	$596,714	$1,409,939

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the year ended June 30, 2024, the Company made a repayment of $72,104 to this loan. For the year ended June 30, 2024, the Company recorded and paid $8,194 interest expense for this loan. As of June 30, 2024, $36,081 was recorded as current liabilities.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the year ended June 30, 2024, the Company made a repayment of $8,012 to this loan. For the year ended June 30, 2024, the Company recorded and paid $796 interest expense for this loan. As of June 30, 2024, $4,677 was recorded as current liabilities.

On April 25, 2023, Shuhai Beijing  entered a loan agreement with China Bank Co., Ltd for the amount of RMB 2,990,000 ($422,156) with a term of 12 months with a preferential annual interest rate of 2.35% to be paid every 21st of each month. For the year ended June 30, 2024, the Company recorded and paid $8,464 interest expense for this loan. As of June 30, 2024, the loan was paid in full.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the year ended June 30, 2024, the Company recorded and paid $396 interest expense for this loan. As of June 30, 2024, $70,158 was recorded as current liabilities.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the year ended June 30, 2024, the Company recorded and paid $626 interest expense for this loan. As of June 30, 2024, $77,173 was recorded as current liabilities.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the year ended June 30, 2024, the Company recorded and paid $1,722 interest expense for this loan. As of June 30, 2024, $280,631 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the year ended June 30, 2024, the Company recorded and paid $318 interest expense for this loan. As of June 30, 2024, $140,315 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of thr third months of each quarter. As of June 30, 2024, $561,262 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

The following table summarizes the loan balance as of June 30, 2024:

Lender	Loan amount	Borrowing date	Loan term: Months	Interest rate	Outstanding balance
Shenzhen Qianhai WeBank Co., Ltd	14,032	1/13/2023	24	8.68%	4,677
Shenzhen Qianhai WeBank Co., Ltd	126,284	12/20/2022	24	10.73%	36,081
Bank of Beijing	70,158	4/10/2024	12	3.45%	70,158
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch	77,173	4/23/2024	12	4.95%	77,173
China Everbright Bank	140,315	5/28/2024	12	3.40%	140,315
Bank of China	561,262	6/20/2024	12	2.30%	561,263
Industrial Bank Co., Ltd	280,631	4/25/2024	12	3.88%	280,631
Total	$1,269,855				$1,170,298

Loan from unrelated parties

On April 24, 2022, the Company entered a loan agreement with an unrelated party Mr. Wanli Kuai for $596,001, the loan had no interest, and was required to be repaid any time before December 31, 2022. The Company repaid $447,001 to the unrelated party by June 30, 2022. On July 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 5,603,000 ($789,177), the loan had no interest, and was required to be repaid any time before December 31, 2022, the Company didn’t make any payment as of December 31, 2022 and signed an extension agreement to extend the maturity date to June 30, 2023. On October 1, 2022, the Company entered into a new loan agreement with the same unrelated party for RMB 3,970,000 ($642,779), the loan had no interest, and was required to be repaid any time before June 30, 2023. On May 24, 2023, the Company entered into a loan extension agreement with the lender, wherein both parties agreed to settle the loan in full by December 31, 2024. On September 15, 2023, the Company, its CEO and Mr. Wanli Kuai entered a Debt Transfer Agreement, wherein the Company’s CEO transferred the Company’s debt of RMB 5,207,962 ($0.73 million) that was owed to her to Mr. Wanli Kuai.  On October 9, 2023, the Company entered into a Debt Transfer and Offset Agreement with Mr. Wanli Kuai and Guorui Innovation. This agreement was resulted from the termination of a Marketing and Promotion agreement among the Company and Guorui Innovation, which Guorui Innovation needs to repay the Company in full for RMB 13,000,600 ($1,810,719) due to cancellation of the agreement. Following the negotiations, the Company, Mr. Wanli Kuai and Guorui Innovation agreed and entered a Debt Transfer and Offset Agreement, wherein Guorui Innovation will repay the prepayment of RMB 13,000,600 ($1,810,719) to Mr. Wanli Kuai for settling the debt that the Company owed to Mr. Kuai (See Note 5). During the year ended June 30, 2024, the Company repaid $2.1 million to this unrelated party. As of June 30, 2024 and 2023, the outstanding loan balance to the unrelated party was $nil and $1,310,306, respectively, as a result of the Debt Transfer and Offset Agreement.

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay the rent yet which was due on April 30, 2023 as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The Company did not pay the rent yet which was due on April 30, 2024 as of this report date. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. The rental expense for this office location was $39,657 and $33,707, respectively, for the years ended June 30, 2024 and 2023.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. The rental expense for those agreements was $63,932 and $65,692, respectively, for the years ended June 30, 2024 and 2023.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. The rental expense for this lease was $21,787 and $25,243 for the years ended June 30, 2024 and 2023, respectively.

Due to related parties

As of June 30, 2024 and 2023, the Company had due to related parties of $654,560 and $1,162,856, respectively, mainly consisted of 1) $500,213 and $1,162,856, respectively, payable of an office lease from the Company’s CEO, accrued salary payable, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand, and 2) $154,347 and nil, respectively, loan payable to a related party (who is the shareholder of the Company), with no interest, and can be repaid any time before December 31, 2024.

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

Following is a summary of the activities of warrants (post stock split) for the years ended June 30, 2024:

	Number of Warrants *	Average Exercise Price *	Weighted Average Remaining Contractual Term in Years
Outstanding as of June 30, 2022	87,997	$69.00	1.63
Exercisable as of June 30, 2022	87,997	$69.00	1.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2023	87,997	69.00	0.63
Exercisable as of June 30, 2023	87,997	69.00	0.63
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	87,997	69.00	-
Outstanding as of June 30, 2024	-	$-	-
Exercisable as of June 30, 2024	-	$-	-

*	Retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

Shares to Independent Directors as Compensation

During the years ended June 30, 2024 and 2023, the Company recorded $18,000 and $18,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the years ended June 30, 2024 and 2023, the Company recorded $889,128 and $384,525 stock compensation expense to the Company’s CEO and one of the board members for the year.

Shares to Officers in Lieu of Salary Payable

On December 31, 2023, the Board of Directors approved to issue 102,144 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $359,598.

Shares to Employee and consultants under the 2018 Equity Incentive Plan

During the year ended June 30, 2024, the Company issued 300,000 shares of the Company’s common stock to the Company’s employees for the services they provided to the Company, these shares were fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 300,000 shares was $2,415,000 based on market price of $8.05 on March 11, 2024, and was recorded as the Company’s stock compensation expense during the year ended June 30, 2024.

During the year ended June 30, 2024, the Company issued 420,000 shares of the Company’s common stock to the consultants for the services they provided, the shares were fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 420,000 shares at issuance date was $3,067,600 and was recorded as the Company’s stock compensation expense during the year ended June 30, 2024.

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

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of June 30, 2024 and 2023, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $5.60 million and $2.70 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of June 30, 2024 and 2023, the Company has approximately $17.86 million and $17.10 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2024 and 2023.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2024 and 2023:

	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(1.4)%	(1.8)%
Permanent difference	6.8%	-%
Effect of PRC tax holiday	1.3%	1.7%
Valuation allowance	14.3%	21.1%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of June 30, 2024 and 2023 is as follows:

	June 30, 2024	June 30, 2023
Deferred tax asset
Net operating loss	$2,424,628	$3,986,827
R&D expense	123,750	123,750
Depreciation and amortization	81,079	180,522
Bad debt expense	116,718	119,932
Social security and insurance accrual	56,343	149,196
Inventory impairment	13,402	13,771
ROU, net of lease liabilities	(951)	20,171
Total	2,814,969	4,594,168
Less: valuation allowance	(2,814,969)	(4,594,168)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Operating lease expense	$167,969	$620,696

	June 30, 2024	June 30, 2023
Right-of-use assets	$49,345	$137,856
Lease liabilities - current	53,530	124,640
Lease liabilities - noncurrent	-	26,449
Weighted average remaining lease term	0.36 years	0.67 years
Weighted average discount rate	6.25%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2024:

12 Months Ending June 30,	Minimum Lease Payment
2025	$54,410
Total undiscounted cash flows	54,410
Less: imputed interest	880
Present value of lease liabilities	$53,530

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

The following table shows the results of operations relating to discontinued operations Zhangxun for the years ended June 30, 2024 and 2023, respectively.

	YEARS ENDED JUNE 30,
	2024	2023

Revenues	$-	$3,520,142
Cost of goods sold	-	3,199,171

Gross profit	-	320,971

Operating expenses
Selling	-	318,092
General and administrative	-	1,036,976
Research and development	-	351,385

Total operating expenses	-	1,706,453

Loss from operations	-	(1,385,482)
Gain on disposal of Zhangxun	833,546	-
Other income, net	-	11,587

Income (loss) before income tax	833,546	(1,373,895)

Income tax	-	-

Income (loss) before noncontrolling interest from discontinued operations	833,546	(1,373,895)

Less: loss attributable to noncontrolling interest from discontinued operations	-	(209,501)

Net income (loss) to the Company from discontinued operations	$833,546	$(1,164,394)

NOTE 14 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had following subsequent events need to be disclosed.

On July 2, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell to an investor in a registered direct offering (the “Offering”) 179,400 shares of common stock, par value $0.001 per share of the Company at a price of $3.25 per share and pre-funded warrants to purchase up to 512,908 shares of Common Stock at a price of $3.24 per share with an exercise price of $0.01 per share (the “Pre-Funded Warrants”).

In connection with the Offering, on July 2, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with EF Hutton LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company will pay the Placement Agent a cash fee of 6.5% of the gross proceeds the Company receives in the Offering at closing. The Company also agreed to reimburse the Placement Agent at the closing of the Offering, for expenses incurred, including disbursements of its legal counsel, in an amount not to exceed an aggregate of $75,000.

The closing of the Offering occurred on July 3, 2024. The gross proceeds of the Offering are approximately $2.25 million before deducting fees to the Company’s Placement Agent and other offering expenses payable by the Company, for which was $0.29 million. The Company intends to use the net proceeds from the Offering for research and development, market development and for general corporate purposes.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s Chairwoman and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company two intangible assets (software copyrights) owned by her personally, with a purchase price of RMB 6,000,000 (approximately $837,743). The Committee has decided to grant Zhixin Liu 398,925 restricted shares for the purchase of this software.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself , with a purchase price of RMB 6,000,000 (approximately $837,743). The Committee has decided to grant Fu Liu 398,925 restricted shares for the purchase of this software.

On September 20, 2024, the company received approximately RMB 152.40 million (equivalent to $21.37 million) cash prepayments from the Company's large customers of 5G AI multimodal digital business. These prepayments represented service obligations that have not yet been performed as of June 30, 2024.