Form 10-Q
period 2024-09-30
DATASEA INC.
filed 2024-11-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, 7,087,002 shares of common stock, $0.001 par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2024	JUNE 30, 2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$937,606	$181,262
Accounts receivable	18,445	718,546
Inventory, net	208,062	153,583
Value-added tax prepayment	128,430	107,545
Subscription receivables - related parties	3,980,382	-
Prepaid expenses and other current assets	1,908,999	1,486,956
Total current assets	7,181,924	2,647,892

NONCURRENT ASSETS
Property and equipment, net	43,680	48,466
Intangible assets, net	518,306	546,001
Right-of-use assets, net	212,740	49,345
Total noncurrent assets	774,726	643,812

TOTAL ASSETS	$7,956,650	$3,291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$284,140	$1,075,641
Unearned revenue	1,312,317	49,239
Accrued expenses and other payables	691,792	596,714
Due to related parties	231,551	654,560
Operating lease liabilities	90,794	53,530
Bank loan payable	1,148,786	1,170,298
Total current liabilities	3,759,380	3,599,982

NONCURRENT LIABILITIES
Operating lease liabilities	132,541	-
Total noncurrent liabilities	132,541	-

TOTAL LIABILITIES	3,891,921	3,599,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 7,087,002 and 3,589,620 shares issued and outstanding as of September 30, 2024 and June 30, 2024 , respectively	7,087	3,589
Additional paid-in capital	45,268,415	38,957,780
Accumulated comprehensive income	229,054	242,208
Accumulated deficit	(41,402,311)	(39,440,322)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	4,102,245	(236,745)

Noncontrolling interest	(37,516)	(71,533)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,064,729	(308,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,956,650	$3,291,704

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023

Revenues	$21,081,094	$6,880,743
Cost of revenues	20,884,113	6,806,008

Gross profit	196,981	74,735

Operating expenses
Selling	996,049	84,447
General and administrative	1,128,403	693,060
Research and development	103,079	155,004

Total operating expenses	2,227,531	932,511

Loss from operations	(2,030,550)	(857,776)

Non-operating income (expenses)
Other income (expenses), net	55,826	(7,864)
Interest income	4,055	106

Total non-operating income (expenses), net	59,881	(7,758)

Loss before income tax	(1,970,669)	(865,534)

Income tax	-	-

Loss before noncontrolling interest from continuing operations	(1,970,669)	(865,534)
Income before noncontrolling interest from discontinued operations	-	833,546

Less: loss attributable to noncontrolling interest from continuing operations	(8,680)	(9,932)
Less: loss attributable to noncontrolling interest from discontinued operations	-	-

Net loss attribute to noncontrolling interest	(8,680)	(9,932)

Net loss to the Company from continuing operations	(1,961,989)	(855,602)
Net income to the Company from discontinued operations	-	833,546

Net loss to the Company	(1,961,989)	(22,056)

Other comprehensive item
Foreign currency translation loss attributable to the Company	(13,154)	(161,216)
Foreign currency translation gain (loss) attributable to noncontrolling interest	41,306	(8)

Comprehensive loss attributable to the Company	$(1,975,143)	$(183,272)

Comprehensive income (loss) attributable to noncontrolling interest	$32,626	$(9,940)

Basic and diluted net loss per share	$(0.49)	$(0.01)

Weighted average shares used for computing basic and diluted loss per share *	4,041,052	1,963,066

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2024	3,589,620	$3,590	$38,957,780	$(39,440,322)	$242,208	$(236,745)	$(71,533)

Net loss	-	-	-	(1,961,989)	-	(1,961,989)	(8,680)

Noncontrolling interest disposal at closure of the entity	-	-	-	-	-	-	1,391

Issuance of common stock for equity financing	692,308	692	1,958,059	-	-	1,958,751	-

Issuance of common stock for equity financing - related parties	1,932,224	1,932	3,978,449	-	-	3,980,381	-

Shares issued for stock compensation expense	75,000	75	374,925	-	-	375,000	-

Shares issued for purchase of intangible assets from the Company’s major shareholders	797,850	798	(798)	-	-	-	-

Foreign currency translation gain (loss)	-	-	-	-	(13,154)	(13,154)	41,306

Balance at September 30, 2024	7,087,002	$7,087	$45,268,415	$(41,402,311)	$229,054	$4,102,245	$(37,516)

Balance at July 1, 2023	1,889,315	$1,889	$24,148,868	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(22,056)	-	(22,056)	(9,932)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	-	-	20,100	-	-	20,100	-

Foreign currency translation loss	-	-	-	-	(161,216)	(161,216)	(8)

Balance at September 30, 2023	2,575,255	$2,575	$32,229,568	$(28,085,314)	$232,036	$4,378,865	$(70,788)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023

Cash flows from operating activities:
Loss including noncontrolling interest	$(1,970,669)	$(31,988)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	-	(833,546)
Bad debt reversal	(7,026)	-
Depreciation and amortization	85,635	137,873
Loss on disposal of fixed assets	2,815	-
Operating lease expense	38,932	74,181
Stock compensation expense	375,000	20,100
Changes in assets and liabilities:
Accounts receivable	701,384	(21,436)
Inventory	(51,064)	137
Value-added tax prepayment	(18,760)	(14,121)
Prepaid expenses and other current assets	(384,177)	(5,692,660)
Accounts payable	(794,504)	(179,875)
Unearned revenue	1,242,820	(45,332)
Accrued expenses and other payables	79,650	(56,515)
Payment on operating lease liabilities	(32,691)	(101,231)

Net cash used in operating activities	(732,655)	(6,744,413)

Cash flows from investing activities:
Acquisition of property and equipment	(2,752)	(330)
Acquisition of intangible assets	(44,768)	-
Cash disposed due to disposal of subsidiary	-	(35)

Net cash used in investing activities	(47,520)	(365)

Cash flows from financing activities:
Repayment to related parties	(426,944)	(675,828)
Proceeds from loan payables	-	879,422
Repayment of loan payables	(40,815)	(184,425)
Net proceeds from issuance of common stock	1,958,751	8,061,286

Net cash provided by financing activities	1,490,992	8,080,455

Effect of exchange rate changes on cash	45,527	(136,657)

Net increase in cash	756,344	1,199,020

Cash, beginning of period	181,262	19,728

Cash, end of period	$937,606	$1,218,748

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,214	$5,551
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$197,347	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED) AND JUNE 30, 2024

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

On November 16, 2020, Guohao Century formed Hangzhou Zhangqi Business Management Limited Partnership (“Zhangqi”) with ownership of 99% as an ordinary partner. In November 2023, the Company dissolved Zhangqi as a result of disposal of Zhuangxun  in July 2023, Zhangqi had no operations but only serves as a holding company of Zhagnxun. In November 2023, the Company dissolved Zhangqi.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2024 and 2023, the Company had a net loss of approximately $1.96 million and $22,056, respectively. The Company had an accumulated deficit of approximately $41.40 million as of September 30, 2024, and negative cash flow from operating activities of approximately $0.73 million and $6.74 million for the three months ended September 30, 2024 and 2023, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of September 30, 2024.

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

The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of September 30, 2024 and June 30, 2024, and for the three months ended September 30, 2024 and 2023, respectively.

	September 30, 2024	June 30, 2024
Cash	$199,085	$93,154
Accounts receivable	18,445	718,546
Inventory	207,662	119,053
Other current assets	1,582,860	295,305
Total current assets	2,008,052	1,226,058
Property and equipment, net	31,537	30,934
Intangible asset, net	459,040	441,485
Right-of-use asset, net	197,021	11,045
Total non-current assets	687,598	483,464
Total assets	$2,695,650	$1,709,522

Accounts payable	$79,937	$765,998
Accrued liabilities and other payables	806,736	713,827
Lease liability	73,753	11,981
Loans payable	1,148,786	1,170,298
Other current liabilities	1,329,090	150,835
Total current liabilities	3,438,302	2,812,939
Lease liability - noncurrent	132,541	-
Total non-current liabilities	132,541	-
Total liabilities	$3,570,843	$2,812,939

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Revenues	$21,081,094	$6,880,743
Gross profit	$238,134	$74,735
Net loss	$452,170	$(419,473	)*

*	exclude the gain from disposal of Zhangxun of $0.83 million.

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2024 and June 30, 2024, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of September 30, 2024 and June 30, 2024, the Company had a $0 bad debt allowance for accounts receivable.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $54,564 and $53,650 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of September 30, 2024 and June 30, 2024, respectively.

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

As of September 30, 2024 and June 30, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three months ended September 30, 2024 and 2023, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2024 and June 30, 2024.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
5G AI Multimodal communication	$21,075,584	$6,880,463
5G AI Multimodal communication	21,075,584	6,880,463
Cloud platform construction cooperation project	-	-
Acoustic Intelligence Business	2,464	280
Ultrasonic Sound Air Disinfection Equipment	2,464	280
Other	-	-
Smart City business	3,046	-
Smart community	3,046	-
Smart community broadcasting system	-	-
Smart agriculture	-	-

Other	-	-
Total revenue	$21,081,094	$6,880,743

*	include the revenue from discontinued entities

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

All of the Company’s customers are in the PRC and all revenues for the three months ended September 30, 2024 and 2023 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of September 30, 2024 and June 30, 2024, the Company had no unrecognized tax positions and no charges during the three months ended September 30, 2024 and 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended September 30, 2024 and 2023, the Company had loss of $8,680 and $9,932 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $645,916 and $100,788 as of September 30, 2024 and June 30, 2024, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2024 and June 30, 2024, cash of $290,077 and $79,225 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of September 30, 2024 and June 30, 2024, the cash balance of $1,613 and $1,249 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	September 30,	September 30,	June 30,
	2024	2023	2024
Period-end date USD: RMB exchange rate	7.0074	7.1798	7.1268
Average USD for the reporting period: RMB exchange rate	7.1169	7.1729	7.1326

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2024	June 30, 2024
Furniture and fixtures	$69,024	$77,281
Vehicle	499	491
Leasehold improvement	223,693	219,945
Office equipment	246,333	241,543
Subtotal	539,549	539,260
Less: accumulated depreciation	495,869	490,794
Total	$43,680	$48,466

Depreciation for the three months ended September 30, 2024 and 2023 was $5,463 and $10,662, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2024	June 30, 2024
Software registration or using right	$1,866,254	$1,809,548
Patent	14,980	14,729
Software and technology development costs	11,970	11,770
Value-added telecommunications business license	15,853	15,587
Subtotal	1,909,057	1,851,634
Less: Accumulated amortization	1,390,751	1,305,633
Total	$518,306	$546,001

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

Amortization for the three months ended September 30, 2024 and 2023 was $80,172 and $127,211, respectively. The amortization expense for the next five years as of September 30, 2024 will be $261,379, $174,020, $82,907, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	June 30, 2024
Security deposit	$84,556	$64,041
Prepaid expenses	474,229	1,225,612
Prepaid 5G Cost	1,239,516	-
Other receivables – Heqin	468,077	467,250
Advance to third party individuals, no interest, payable upon demand	106,330	154,345
Others	4,368	42,958
Total	2,377,076	1,954,206
Less: allowance for other receivables – Heqin	468,077	467,250
Total	$1,908,999	$1,486,956

As of September 30, 2024, prepaid expenses mainly consisted of prepayment of 5G messaging service fee recharge of $134,628, prepaid professional fee of $229,471, prepayment for inventory purchase of $67,385, prepaid rent and property management fee of $3,568 and other prepayments of $39,177.

As of June 30, 2024, prepaid expenses mainly consisted of prepaid marketing expense of $946,954, prepaid telecommunication service fee (mainly including SMS and MMS services) of $198,559, prepaid rent and property management fees of $3,508 and other prepayments of $76,591.

Prepaid marketing expense

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of September 30, 2024, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three months ended September 30, 2024, the Company recorded an amortization of prepaid expense of $0.53 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of September 30, 2024, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three months ended September 30, 2024, the Company recorded an amortization of prepaid expense of $0.42 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). As of September 30, 2024 and June 30, 2024, Heqin made $57,083 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $468,077 and $467,250 as of September 30, 2024 and June 30, 2024, respectively.

NOTE 6 – LONG TERM INVESTMENT

In November 2021, Shuhai Nanjing invested RMB 200,000 ($29,800) for 6.21% stock ownership of a high-tech company Nanjing Dutao Intelligence Technology Co., Ltd in Nanjing City specializing on internet security equipment. As of September 30, 2024, the Company recorded a full impairment for this investment.

In August 2022, Shuhai Nanjing invested RMB 200,000 ($28,717) for 1% stock ownership of a high-tech company Nanjing Jinjizhihui Technology Co. Ltd in Nanjing City specializing in software and system development. As of September 30, 2024, the Company recorded a full impairment for this investment.

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

NOTE 7 – Unearned revennue

The balance of unearned revenue was $1,312,317 and $49,239 as of September 30, 2024 and June 30, 2024, respectively.

The following presents the roll-forward schedule of unearned revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Balance, beginning of period	$49,239	$609,175
Received during the period	23,586,381	7,184,708
Transferred to revenue	(22,343,561)	(7,127,006)
Effect of foreign currency translation	20,258	(193,816)
Balance, end of period	$1,312,317	$473,061

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2024	June 30, 2024
Other payables	$187,426	$174,668
Due to third parties	57,742	59,126
Security deposit	15,719	15,456
Social security payable	293,495	288,578
Salary payable – employees	137,410	58,886
Total	$691,792	$596,714

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 9 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three months ended September 30, 2024, the Company made a repayment of $36,131 to this loan. For the three months ended September 30, 2024, the Company recorded and paid $269 interest expense for this loan. As of September 30, 2024, the loan was paid in full.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three months ended September 30, 2024, the Company made a repayment of $4,684 to this loan. For the three months ended September 30, 2024, the Company recorded and paid $37 interest expense for this loan. As of September 30, 2024, the loan was paid in full.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $619 interest expense for this loan. As of September 30, 2024, $71,353 was recorded as current liabilities.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $978 interest expense for this loan. As of September 30, 2024, $78,488 was recorded as current liabilities.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $2,786 interest expense for this loan. As of September 30, 2024, $285,413 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $1,221 interest expense for this loan. As of September 30, 2024, $142,706 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2024, the Company recorded and paid $3,034 interest expense for this loan. As of September 30, 2024, $570,826 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

The following table summarizes the loan balance as of September 30, 2024:

Lender	Loan amount	Borrowing date	Loan term: Months	Interest rate	Outstanding balance
Bank of Beijing	70,158	4/10/2024	12	3.45%	71,353
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch	77,173	4/23/2024	12	4.95%	78,488
China Everbright Bank	140,315	5/28/2024	12	3.40%	142,706
Bank of China	561,262	6/20/2024	12	2.30%	570,826
Industrial Bank Co., Ltd	280,631	4/25/2024	12	3.88%	285,413
Total	$1,269,855				$1,148,786

NOTE 10 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay the rent yet which was due on April 30, 2023 as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The Company did not pay the rent yet which was due on April 30, 2024 as of this report date. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. The rental expense for this office location was $1,756 and $9,963, respectively, for the three months ended September 30, 2024 and 2023.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. The rental expense for those agreements was $16,018 and $15,893, respectively, for the three months ended September 30, 2024 and 2023.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. On September 1, 2024, the Company entered a three-month lease for a monthly rent of RMB 12,500 ($1,756), payable in advance. The rental expense for this lease was $5,269 and $5,981 for the three months ended September 30, 2024 and 2023, respectively.

Due to related parties

As of September 30, 2024 and June 30, 2024, the Company had due to related parties of $231,551 and $654,560, respectively. Due to related parties of $231,551 at September 30, 2024, mainly consisted of payable of an office lease to the Company’s CEO, accrued salary payable, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand. Due to related parties of $654,560 at June 30, 2024, mainly consisted of $500,213 payable of an office lease from the Company’s CEO, accrued salary payable, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand, and 2) $154,347 loan payable to a related party (who is the shareholder of the Company), with no interest, and can be repaid any time before December 31, 2024.

Subscription receivables - related parties

On September 27, 2024, the Company entered into subscription agreements with three non-U.S. investors, including Zhixin Liu, the Company’s Chairman of the Board, Chief Executive Officer, President and Secretary, and Fu Liu, a Director of the Company, pursuant to which the Company agreed to sell and the investors agreed to purchase an aggregate of 1,932,224 shares of the Company’s common stock, at a purchase price of $2.06 per share, which was equal to the closing price of the common stock on The Nasdaq Capital Market on September 26, 2024. Pursuant to the terms of the subscription agreements, each Investor must pay the purchase price for the number of shares such Investor purchased within 15 days of the effective date. As of September 30, 2024, the Company issued all the shares to three investors, and the purchase price was received in full from each investor as of October 15, 2024, representing gross proceeds in the aggregate amount of approximately $4.0 million. The proceeds raised in the offering will primarily be used to support the Company’s future business operations, including investments in acoustic high-tech related products design upgrade, working capital for mass production and on-line sales, acquiring intellectual property, and working capital for the promotion and sales of 5G AI multimodal digital business products.

NOTE 11 – COMMON STOCK AND WARRANTS

Shares Issued for Equity Financing

As of September 30, 2024, the Company issued 1,932,224 shares of the Company’s common stock to three non-U.S investors including the Company’s CEO and one of the directors, at price of $2.06 per share. The Company received the proceeds in full from this offering at October 15, 2024 (see Note 10).

On July 2, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell to an investor in a registered direct offering 179,400 shares of the Company’s common stock, at a price of $3.25 per share and pre-funded warrants to purchase up to 512,908 shares of Common Stock at a price of $3.24 per share with an exercise price of $0.01 per share (the “Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all the Pre-Funded Warrants are exercised in full. In connection with the Offering, on July 2, 2024, the Company entered into a placement agency agreement with EF Hutton LLC (the “Placement Agent”). Pursuant to the terms of the placement agency agreement, the Company will pay the placement agent a cash fee of 6.5% of the gross proceeds the Company receives in the offering at closing. The Company also agreed to reimburse the Placement Agent at the closing of the Offering, for expenses incurred, including disbursements of its legal counsel, in an amount not to exceed an aggregate of $75,000. The closing of the offering occurred on July 3, 2024. The Pre-Funded Warrants were exercised in full as of September 30, 2024. The gross proceeds of the Offering are approximately $2.25 million before deducting fees to the Company’s placement agent and other offering expenses payable by the Company, for which was $0.29 million. The Company intends to use the net proceeds from the Offering for research and development, market development and for general corporate purposes.

Shares Issued for Acquiring Intangible Assets from Related Parties

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s Chairwoman and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company two intangible assets (software copyrights) owned by her personally. The Committee has decided to grant Zhixin Liu 398,925 restricted shares for the purchase of this software.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself. The Committee has decided to grant Fu Liu 398,925 restricted shares for the purchase of this software.

The purchase was accounted for at the historical cost of the intangible assets which was $0. Fu Liu is the father of Zhixin Liu, together, they own approximately 43.75% of the Company’s common stock prior to this transaction; and they own 51.29% of the Company’s common stock after this transaction.

Shares to Independent Directors as Compensation

During the three months ended September 30, 2024 and 2023, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. On June 12, 2024, the Board of Directors approved that starting from February 1, 2024, the Company agreed to grant 15,000 shares of the Company’s common stock to its CEO each month and 1,000 shares to one of the board members each month, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended September 30, 2024 and 2023, the Company recorded $370,500 and $15,600 stock compensation expense to the Company’s CEO and one of the board members.

NOTE 12 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of September 30, 2024 and June 30, 2024, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $6.09 million and $5.60 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of September 30, 2024 and June 30, 2024, the Company has approximately $18.49 million and $17.86 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2024 and June 30, 2024.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2024 and 2023:

	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.8)%	(2.1)%
Permanent difference	4.0%	-%
Effect of PRC tax holiday	(2.3)%	2.7%
Valuation allowance	22.1%	20.4%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of September 30, 2024 and June 30, 2024 is as follows:

	September 30, 2024	June 30, 2024
Deferred tax asset
Net operating loss	$5,093,962	$4,777,372
R&D expense	123,750	123,750
Depreciation and amortization	99,590	81,079
Bad debt expense	115,219	116,718
Social security and insurance accrual	56,467	56,343
Inventory impairment	13,431	13,402
ROU, net of lease liabilities	(2,570)	(951)
Total	5,499,849	5,167,713
Less: valuation allowance	(5,499,849)	(5,167,713)
Net deferred tax asset	$-	$-

NOTE 13 – COMMITMENTS

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

On August 16, 2024, Shenzhen Jingwei entered into a lease agreement for its office in Shenzhen. Pursuant to the agreement, the lease commenced on August 16, 2024 with expiration on August 15, 2027, and has a monthly rent of RMB 48,238 (or $6,778). The deposit was RMB 239,068 (or $33,592). The Company received a five-month rent abatement.

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease expense	$38,932	$74,181

	September 30, 2024	June 30, 2024
Right-of-use assets	$212,740	$49,345
Lease liabilities - current	90,794	53,530
Lease liabilities - noncurrent	132,541	-
Weighted average remaining lease term	2.53 years	0.36 years
Weighted average discount rate	3.85% - 6.75%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of September 30, 2024:

12 Months Ending September 30,	Minimum Lease Payment
2025	$90,973
2026	75,723
2027	68,839
Total undiscounted cash flows	235,535
Less: imputed interest	12,200
Present value of lease liabilities	$223,335

NOTE 14 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events that need to be disclosed.

In September 27, 2024, the Company issued 1,932,224 shares of the Company’s common stock to three non-U.S investors including the Company’s CEO and one of the directors, at price of $2.06 per share. The Company received the proceeds in full of this offering on October 15, 2024.

On October 14, 2024, Tianjin Information and Hangzhou Liuhuan Technology Co., Ltd. entered into a patent transfer agreement. According to the terms of the agreement, Hangzhou Liuhuan Technology Co., Ltd. will transfer ownership of two patents to Tianjin Information including:

1)	Patent No. 201810008029.2, an audio playback system based on voltage following, with a transfer price of RMB 14.9 million (approximately $2.13 million).

2)	Patent No. 202210061012.X, a B-ultrasound image detection method and B-ultrasound scanner, with a transfer price of RMB 14.3 million (approximately $2.04 million).

As of the reported date, the Company has made a full payment of $4.17 million.

In October 2024, the company received approximately RMB 71.26 million (equivalent to $10.17 million) cash prepayments from the Company's several customers of 5G AI multimodal digital business.

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

For the three months ending September 30, 2024, our revenue was $21,081,094, reflecting a 206.4% increase compared to the same period in 2023. This revenue growth is primarily due to the rapid expansion of our 5G AI multimodal communication business in China, with the company’s 5G AI digital business maintaining a leading position in the industry. Our growing customer base continues to support substantial business growth.

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

The company has two core businesses: acoustic high-tech products and solutions, and 5G and AI multimodal digital applications, providing support for commercial enterprises, households, and individuals in China.

Datasea is one of the global initiators of the concept of “acoustic high-tech.” By leveraging cutting-edge “acoustic + AI” precision manufacturing for digital applications and integrating acoustic technology with digital electronics, we aim to deliver advanced acoustic high-tech products and solutions worldwide, positioning ourselves as a leader and pioneer in China’s high-tech precision manufacturing within the acoustic industry.The development and internationalization of acoustic products, including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, have always been a crucial strategy for the Company.

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

The development and internationalization of acoustic products, including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, have always been a crucial strategy for the Company. Following the establishment of its wholly-owned subsidiary, Datasea Acoustics LLC, in Delaware in July 2023, the Company has actively implemented its global strategy. As of the date of this report, the Company has partnered with several well-known U.S. online retailers and local smart product distributors to expand the online and physical store distribution of its acoustic-related products in the U.S. Additionally, in collaboration with the renowned U.S. intellectual property firm Paul & Paul, we are actively pursuing patent applications and acquiring high-quality patents to build a strong international intellectual property portfolio. Focusing on the core area of acoustic high-tech, we are seeking potential merger and acquisition targets in acoustic industry applications, acoustic agriculture, acoustic medical aesthetics, acoustic health, and acoustic IoT technologies. This is part of our strategy for international expansion through mergers and acquisitions.

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

Our Business Summary

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

Recent Development

Our Acoustic Products

As of the end of the three months on September 30, 2024, the company has developed a range of products, including intelligent sonic air purifiers, ultrasonic sterilization and disinfection devices, and the Sleep Guardian for health improvement. These products offer a healthier living experience through efficient, safe, and eco-friendly methods.

The company continues to intensify market promotion for its acoustic business, with its “Datasea Sky Ear” brand leveraging unique ultrasonic and Schumann wave technologies. By utilizing sound wave properties, it enhances the effectiveness of air purification, sterilization, and environmental improvement, enabling applications in disinfection and sterilization, crop drying, security monitoring, beauty and skincare, as well as medical and wellness support. Additionally, by using ultrasonic and mechanical sound wave technologies, along with applying sound waves and oscillations at appropriate frequencies to the human body, these technologies aim to promote blood circulation, regulate organ functions, and support overall health, achieving preventative and therapeutic effects. Benefits include improved sleep quality, prevention of dementia, and nerve repair.

Sales and Distribution

As of the date of this report, the company implemented a new marketing strategy that includes: 1) covering multiple e-commerce platforms through brand building, product packaging, and multi-channel marketing combined with a refined pricing strategy; and 2) close collaboration with market promotion channel partners to drive product launches, increase sales volume, and expand market influence.

1) Online Distributors and Living Stream

This integrated marketing approach has helped the company rapidly increase market share and brand awareness.

➢	Marketing Channels: The strategy spans platforms such as Tmall, JD.com, Douyin, Xiaohongshu, Dewu, Weibo, and Video Channels. Tmall and JD.com focus on brand exposure and promotional activities, while Douyin leverages short videos and live-streamed sales, combining influencer partnerships (with over a hundred influencers) and a distribution model to expand influence. Xiaohongshu and Dewu build user interest through “seeding” and community marketing, while Weibo and Video Channels attract followers through educational content and topic marketing.

➢	Brand and Product Packaging: The company promotes a minimalistic yet premium brand image, showcasing its global leadership in sonic technology and commitment to a healthy lifestyle. The main acoustic product, the “Clean & Comfort Protector,” features multi-functions like air purification, sterilization, and odor removal, and is marketed comprehensively for diverse consumer scenarios.

➢	Product Positioning Strategy: Product pricing is targeted at the mid-to-high-end market. The company also offers various discounts and promotions tailored to platform events or partner requirements to enhance sales appeal.

2) Market Promotion Team

The company continued to collaborate with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the company and facilitate the signing of contracts with these new clients.

Key Customers and Agreements

On June 16, 2024, the Company’s wholly-owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into a Sales Agreement (the “Agreement”) with Tianjin Qianli Culture Communication Co., Ltd. (“Qianli Culture”) for the sale of approximately $2.6 million (RMB 18.6 million) of the Company’s acoustic high tech products. This Agreement follows the signing of two acoustic product sales agreements in April 2024, for a total of approximately $18 million. This Agreement sustains expected acoustic product sales as well as overall Company revenue growth.According to the Agreement, Qianli Culture will purchases approximately 31,000 units of Datasea’s’ ‘Tianer’ and ‘Star Sleep’ branded products by December 31, 2024, which encompass the Company’s air disinfection machines, restroom deodorization and disinfection devices and sleep aids The total sales contract is for approximately $2.6 million (RMB 18.6 million).

5G AI multimodal digital Segment

Our achievements of 5G AI Multimodal digital

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

Recent Development

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

Sales and Distribution

Through its independently developed 5G AI multimodal digital business platform, Datasea continues to support the digital transformation and upgrade of cities and enterprises in the Chinese market. Recently, in terms of customer acquisition and marketing, the company has implemented a series of strong measures to drive sales, achieving explosive growth in sales.

Through its own sales team, the Company vigorously promotes and publicizes the Company’s research and development results and technology display in 5G sales, actively participates in important seminars and business fairs around the country, and deeply explores the target customers related to 5G news. Through painstaking efforts and keen business acumen, we have obtained a stable customer flow.

Furthermore, the Company also continued cooperation with professional 5G news business promotion team, and signed 5G communication marketing service agreements with some marketing companies that have many years of advantages in Internet of Things market development, operation and promotion services, have effective integration with mobile Internet enterprises, Internet of Things industry chain and other resources, and have strong channel expansion and sales and operation capabilities, to carry out in-depth cooperation. Quickly and effectively recruit high-quality partners for the Company to achieve rapid economic value transformation. Third party marketing companies bring us a large number of customers, which is our total sales growth engine.

Finally, we have also carried out some preferential activities and implemented different discount policies for customers. Through preferential activities to attract customers to participate in cooperation, increase customer participation and loyalty, thereby increasing sales artery.

Key Customers and Agreements

During the reporting period, the company broke the business expansion, in the promotion of a large number of small customers nationwide at the same time, improve the number of large customers signed, and continue to successfully sign large customers, such as: Qingdao Ruizhi Yixing Information Technology Co., LTD., Shanghai Shixun Network Technology Co., LTD., Wuhan Xiaoming Technology Co., LTD., Xinyi Xinfan Information Technology Co., LTD.

On August 9, 2024, Datasea’s operating entity in China, Shuhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Shanghai Shixun Network Technology Co., LTD. (hereinafter referred to as “Shixun Network”). The agreement stipulates that the company will purchase 5G AI multimodal data cards of various denominations within 12 months after the agreement comes into effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). From July 1 2024 to September 30 2024, the revenue from Shanghai Shixun Network Technology Co., LTD reached RMB10,981,054 Yuan(equivalent to US $1,542,956).

On August 9, 2024, Datasea’s operating entity in China, Guozhong Times (Beijing) Technology Co., LTD. (“Guozhong Times”), a subsidiary of Suhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Wuhan Xiaoming Technology Co., LTD. (hereinafter referred to as “Xiaoming Technology”). The agreement provides for the purchase of 5G AI multi-modal data recharge cards in various denominations within 12 months after the agreement takes effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). From July 1 2024 to September 30 2024, the revenue from Wuhan Xiaoming Technology Co., LTD reached RMB5,114,995Yuan(equivalent to US $718,712).

On August 12, 2024, Datasea’s operating entities in China, Shuhai Information Technology Co., LTD. (“Suhai Beijing”)\ Heilongjiang Xungrui Technology Co., LTD. (“Xungrui Technology”), Shuhai Jingwei (Shenzhen) Information Technology Co., LTD. (“Shuhai Jingwei”), Guozhong Haoze (Beijing) Technology Co., LTD. (“Guozhong Haoze”) and Guozhong Times (Beijing) Technology Co., LTD. (“Guozhong Times”) entered into an agreement with Qingdao Ruizhiyixing Information Technology Co., LTD. (hereinafter referred to as “RuizhiYixing”). The agreement provides for the purchase of 5G AI multi-modal data recharge cards in various denominations within 12 months after the agreement takes effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). From July 1 2024 to September 30 2024, the revenue from Qingdao Ruizhiyixing Information Technology Co., LTD reached RMB129,438,879 Yuan(equivalent to US $18,187,560).

On September 24, 2024, Datasea’s operating entity in China, Guozhong Haoze (Beijing) Technology Co., LTD. (“Guozhong Haoze”), a subsidiary of Shuhai Information Technology Co., LTD. (“Shuhai Beijing”), entered into an agreement with Xinyi Fanfa Information Technology Co., LTD. (hereinafter referred to as “Fanfa Technology”). The agreement provides for the purchase of 5G AI multi-modal data recharge cards in various denominations within 12 months after the agreement takes effect, with prices ranging from 10 yuan to 500 yuan ($1.38 to $69.4). From July 1 2024 to September 30 2024, the revenue from Xinyi Fanfa Information Technology Co., LTD reached RMB4,457,699Yuan(equivalent to US $626,356).

Market Results

Through its independently developed 5G AI multimodal digital business platform, Datasea is supporting the digital transformation and upgrade of cities and enterprises in the Chinese market. In terms of customer acquisition and marketing, the company has implemented a series of strong measures to drive sales, achieving explosive growth. By the end of this fiscal year, the company’s main source of revenue came from service fees related to its 5G AI multimodal digital business services, The revenue from July 1 2024 to September 30 2024 reached $21,081,094, reflecting a 206.38% increase compared to the same period in 2023. The revenue growth is primarily due to the rapid expansion of China’s 5G AI multimodal digital business, with Datasea’s 5G AI multimodal digital business maintaining a leadership position in the industry. The continuous growth of the customer base supports the company’s significant business expansion.

ESG Management

During the reporting period, Datasea remains committed to advancing its ESG (Environmental, Social, and Governance) management framework, strengthening our competitive edge in sustainable development, and making notable progress across multiple areas. Specifically, the company has taken targeted measures in supply chain management and office environment optimization to enhance its commitment to environmental sustainability, demonstrating Datasea’s practical actions in the ESG space.

First, as part of the company’s ongoing ESG strategy, Datasea prioritized environmental responsibility, social impact, and governance performance in the selection of new suppliers for its acoustics business this quarter. Through a rigorous evaluation process, Datasea focused on selecting suppliers who have demonstrated a commitment to sustainability and possess a positive record in environmental protection. Specifically, the company assessed potential suppliers’ use of sustainable materials, carbon emission management, and energy efficiency improvement measures, ensuring that all chosen partners are closely aligned with Datasea’s ESG goals. This approach not only enhances Datasea’s ESG compliance but also strengthens the company’s leadership in sustainable development within the industry. By incorporating this new strategy, Datasea fortifies supply chain sustainability, setting a new standard for responsible practices that align with global best practices in environmental and social accountability.

Second, Datasea’s Shenzhen subsidiary, Shenzhen Jingwei, has relocated to an energy-efficient office building this quarter. This new office space not only optimizes space usage but also incorporates sustainable and energy-saving design concepts in its architecture and facilities. The office features high-efficiency energy systems, including smart lighting controls, environmentally friendly cooling, and ventilation systems, aimed at minimizing energy consumption and greenhouse gas emissions. Additionally, eco-friendly materials with a low carbon footprint were prioritized in the office renovation and layout design, reducing emissions during the renovation process and ensuring a safe and healthy indoor environment that complies with environmental standards.

By implementing these energy-saving measures, Datasea further reduces its operational environmental impact, demonstrating proactive environmental management. The new office space not only meets Datasea’s needs for a sustainable workplace but also showcases how to implement efficient and environmentally friendly management practices in operations. This transition also provides employees with a greener, healthier work environment, encouraging them to embrace ESG principles and contribute to Datasea’s steady progress in sustainable development.

Datasea will continue to enhance its ESG management framework responsibly, regularly assessing the effectiveness of ESG initiatives and reporting progress to ensure that business practices align with sustainability commitments. The company will continue to seek innovative solutions in future supply chain management and office environment initiatives, further advancing green development and social responsibility in the industry and realizing long-term goals for sustainable growth.

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2024 and 2023, the Company had a net loss of approximately $1.96 million and $22,056, respectively. The Company had an accumulated deficit of approximately $41.40 million as of September 30, 2024, and negative cash flow from operating activities of approximately $0.73 million and $6.74 million for the three months ended September 30, 2024 and 2023, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of September 30, 2024, the Company had cash of $937,606.

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

On October 3, 2024, Datasea Inc., a Nevada corporation (the “Company”), entered into subscription agreements, dated September 27, 2024 (the “Subscription Agreements”), with three non-U.S. investors (the “Investors”), including Zhixin Liu, the Company’s Chairwoman of the Board, Chief Executive Officer, President and Secretary, and Fu Liu, a Director of the Company, pursuant to which the Company agreed to sell and the Investors agreed to purchase an aggregate of 1,932,224 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $2.06 per share (the “Purchase Price”), which was equal to the closing price of the Common Stock on The Nasdaq Capital Market on September 26, 2024 (the “Offering”). Pursuant to the terms of the Subscription Agreements, each Investor was required to pay the Purchase Price for the number of Shares such Investor purchased within 15 business days of September 27, 2024. As of October 15, 2024, the Company had received the Purchase Price from each Investor, representing gross proceeds in the aggregate amount of approximately $4.0 million, and all of the Shares had been issued. The proceeds raised in the Offering will primarily be used to support the Company’s future business operations, including investments in acoustic high-tech related products design upgrade, working capital for mass production and on-line sales, acquiring intellectual property, and working capital for the promotion and sales of 5G AI multimodal digital business products.

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

Recent Developments

On July 2, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) to issue and sell to an investor in a registered direct offering (the “Registered Direct Offering”) 179,400 shares of Common Stock at $3.25 per share and pre-funded warrants to purchase up to 512,908 shares of Common Stock at $3.24 per share with an exercise price of $0.01 per share (the “Pre-Funded Warrants”).

The securities in the Registered Direct Offering were issued under the Company’s shelf registration statement on Form S-3 (File No. 333-272889), filed with the SEC on June 23, 2023, and declared effective on July 21, 2023. A prospectus supplement was filed with the SEC on July 3, 2024.

The Pre-Funded Warrants are exercisable upon issuance and remain so until fully exercised. If the Company fails to deliver shares upon valid exercise of the Pre-Funded Warrants, it must pay the holder liquidated damages as outlined in the warrants. The warrants also provide customary buy-in rights should the Company fail to deliver shares within specified timeframes.

Under the Pre-Funded Warrants’ terms, a holder may not exercise the warrant if it would result in ownership of more than 4.99% of the outstanding shares of Common Stock, unless the holder elects to increase this limit to 9.99% with 61 days’ notice to the Company.

Under the Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any Common Stock or equivalents, nor to file any new registration statement, for 60 days after the Registered Direct Offering’s closing. The Company also agreed not to enter into any variable rate transactions while the investor holds any pre-funded warrants.

The Registered Direct Offering closed on July 3, 2024, with gross proceeds of approximately $2.25 million, before deducting fees payable to the Placement Agent and other expenses. The Company intends to use the net proceeds for R&D, market development, and general corporate purposes.

In connection with the Registered Direct Offering, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with EF Hutton LLC on July 2, 2024. Under this agreement, the Company will pay the Placement Agent a cash fee of 6.5% of the gross proceeds and reimburse expenses up to $75,000.

Additionally, as a condition to the closing of the Purchase Agreement, the Company’s officers and directors entered into “lock-up” agreements, prohibiting them from disposing of any Company securities for 60 days from the Registered Direct Offering’s closing date, subject to certain exceptions.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024, the Company entered into subscription agreements dated September 27, 2024 (the “Subscription Agreements”) with three non-U.S. investors, including Zhixin Liu, the Company’s Chairwoman, CEO, President, and Secretary, and Fu Liu, a Director of the Company. Under these agreements, the Company agreed to sell, and the Investors agreed to purchase, a total of 1,932,224 shares of common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $2.06 per share, which was the closing price on the Nasdaq Capital Market as of September 26, 2024 (the “Offering”). Each Investor was required to pay for their Shares within 15 business days of September 27, 2024.

As of October 15, 2024, the Company received the purchase price from each Investor, totaling approximately $4.0 million, and all Shares have been issued. The proceeds from the Offering will primarily support the Company’s future operations, including investments in high-tech acoustic product design upgrades, mass production, online sales, IP acquisition, and marketing for its 5G AI multimodal digital business products.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended September 30, 2024 and 2023, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2024	% of Revenues	2023	% of Revenues
Revenues	$21,081,094		$6,880,743
Cost of revenues	20,884,113	99.1%	6,806,008	98.9%
Gross profit	196,981	0.9%	74,735	1.1%
Selling expenses	996,049	4.7%	84,447	1.2%
Research and development	103,079	0.5%	155,004	2.3%
General and administrative expenses	1,128,403	5.4%	693,060	10.1%
Total operating expenses	2,227,531	10.6%	932,511	13.6%
Loss from operations	(2,030,550)	(9.6)%	(857,776)	(12.5)%
Non-operating income (expenses), net	59,881	0.3%	(7,758)	(0.1)%
Loss before income taxes	(1,970,669)	(9.3)%	(865,534)	(12.6)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest from continuing operation	(1,970,669)	(9.3)%	(865,534)	(12.6)%
Income before noncontrolling interest from discontinued operation	-	-%	833,546	12.1%
Less: loss attributable to noncontrolling interest from continuing operation	(8,680)	(0.04)%	(9,932)	(0.1)%
Net loss to the Company from continuing operation	(1,961,989)	(9.3)%	(855,602)	(12.4)%
Net income (loss) to the Company from discontinued operation	-	-%	833,546	12.1%
Net loss to the Company	$(1,961,989)	(9.3)%	(22,056)	(0.3)%

Revenues

We had revenues of $21,081,094 and $6,880,743 for the three months ended September 30, 2024 and 2023, respectively, which shows a $14,200,351 increase by comparing with the same period of 2023, an increase of 206.4% over the same period last year. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the three months ended September 30, 2024, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The company’s 5GAI multimodal digital business is an industry leader, and the continued expansion of the company’s customer base supports the continued significant improvement of the business.

From July 1, 2024 to September 30, 2024, the Company generated revenue of $21,081,094, including $21,075,584 from the 5G AI multimodal digital business, $3,046 from Smart City Business, $2,464 from Acoustic Intelligence Business. From July 1, 2023 to September 30, 2023, the Company generated revenue of $6,880,743, including $6,880,463 from the 5G messaging business and $280 from the acoustic intelligence.

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

Cost of Revenues

We recorded $20,884,113 and $6,806,008 cost of revenues for the three months ended September 30, 2024 and 2023, respectively, which shows a $14,078,105 increase by comparing with the same period of 2023. For the three months ended September 30, 2024, cost of revenues was mainly the 5G AI multimodal digital platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G AI multimodal digital. For the three months ended September 30, 2024, the cost of 5G AI multimodal digital was $20.88 million, the cost of smart city was $1,716 and the cost of Acoustic Intelligence business was $409. For the three months ended September 30, 2023, the cost of 5G messaging was $6.81million, and the cost of intelligent acoustics business was $141.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $196,981 compared to $74,735 for the three months ended September 30, 2023, which shows a $122,246 increase by comparing with the same period of 2023. The increase in gross profit was mainly due to the increase in sales for the three months ended September 30, 2024.

Gross margin is 0.9% and 1.1% for the three months ended September 30, 2024 and 2023. The decrease in gross margin was mainly due to the lower gross profit margin of 5G AI multimodal digital service.

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $996,049 and $84,447 for the three months ended September 30, 2024 and 2023, respectively, representing an increase of $911,602 or 1,079.5%. The increase was mainly due to the increased advertising and marketing expenses by $884,401, increased service fee by $16,992 and increased other selling expenses by $10,209.

Currently, we are focusing on expanding the Company’s leadingacoustics high tech technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $103,079 and $155,004 during the three months ended September 30, 2024 and 2023, respectively, which shows a $51,925 or 33.5% decrease by comparing with the same period of 2023.

Research and development expenses of $103,079 for three months ended September 30, 2024. The Company’s research and development results include but are not limited to the following:

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

General and administration expenses increased $435,343, or 62.8% from $693,060 during the three months ended September 30, 2023 to $1,128,403 during the three months ended September 30, 2024. The increase was mainly due to increased stock compensation expense by 354,900, increased professional service fee by $150,493 and increased meal and entertainment fee by $34,068, which was partly offset by decreased payroll expense by $10,818, decreased travel expense by $21,743, decreased rent expense by $23,872 and decreased amortization expense by $47,842.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income were $59,881 for the three months ended September 30, 2024, consisting mainly of interest income of $4,055 and other income of $55,826. Non-operating expenses were $7,758 for the three months ended September 30, 2023, consisting mainly of interest income of $106 and other expenses of $7,864.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546 (which was the gain on disposal of Zhangxun) for the three months ended September 30, 2023.

Net Loss from continuing operation

We generated net loss from continuing operation of $1,961,989 and $855,602 for the three months ended September 30, 2024 and 2023, respectively, an $1,106,387 or 129.3% increase by comparing with the same period of 2023. The increase in net loss was mainly due to the increase in operating expenses which was partly offset by increased gross profit as explained above.

Accounts receivable

The operating revenue of the three months ended September 30, 2024 was $21,081,094, the balance of accounts receivable was $18,445 at September 30, 2024. In the same period last year, the operating revenue was $6,880,743, and the accounts receivable balance was $22,158 at September 30, 2023. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of September 30, 2024, we had a working capital of $3,422,544 or a current ratio of 1.91:1, and our current assets were $6,950,373. As of June 30, 2024, we had a working capital deficit of $952,090 or a current ratio of 0.74:1. Our current assets were $2,647,892.

We expect the Company to continue to support its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2024 and 2023, respectively.

	2024	2023
Net cash used in operating activities	$(732,655)	$(6,744,413)
Net cash used in investing activities	$(47,520)	$(365)
Net cash provided by financing activities	$1,490,992	$8,080,455

Cash Flow from Operating Activities

Net cash used in operating activities was $732,655 during the three months ended September 30, 2024, compared to net cash used in operating activities of $6,744,413 during the three months ended September 30, 2023, a decrease in cash outflow of $6,011,758.

The decrease in cash outflow was mainly due to 1) increased collection of accounts receivable by $722,820, 2) decreased cash outflow on prepaid expenses and other current assets by $5.31 million, 3) increased payment received from customers for unearned revenue by $1.29 million, and 4) decreased payment on lease liabilities by $68,540, despite we had increased cash outflow on accounts payable by $0.61 million, and net loss of $1.97 million with adjustment of non-cash stock compensation expense of $375,000 for the three months ended September 30, 2024, comparing with net loss of $31,988 with adjustment of non-cash income of gain on disposal of subsidiary of $0.83 million for the three months ended September 30, 2023.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $47,520 for the three months ended September 30, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $2,752 and cash paid for acquisition of intangible assets by $44,768. Net cash used in investing activities totaled $365 for the three months ended September 30, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $330, and cash disposed due to disposal of subsidiary of $35.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,490,992 during the three months ended September 30, 2024, which was net proceeds from sale of our common stock through an equity financing of 1,958,751, which was partly offset by repayment of loan payables of $40,815 and repayment to related parties of $426,944. Net cash provided by financing activities was $8,080,455 during the three months ended September 30, 2023, which was the net proceeds from loans payable of $879,422, and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $184,425 and repayment to related parties by $675,828.

Loan from banks

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $619 interest expense for this loan. As of September 30, 2024, $71,353 was recorded as current liabilities.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $978 interest expense for this loan. As of September 30, 2024, $78,488 was recorded as current liabilities.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $2,786 interest expense for this loan. As of September 30, 2024, $285,413 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three months ended September 30, 2024, the Company recorded and paid $1,221 interest expense for this loan. As of September 30, 2024, $142,706 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2024, the Company recorded and paid $3,034 interest expense for this loan. As of September 30, 2024, $570,826 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

As of September 30, 2024, the total liabilities of Datasea are $3,660,370, which shows a 1.68% increase from June 30, 2024. The increase of liability is due to the increase of lease liability by $169,805, increase of unearned revenue by $1,263,078, increased accrued expense and other payables by $95,078 which was partly offset by decreased due to related party by $654,560, decreased outstanding of accounts payable by $791,501and decreased loan payable by $21,512.

Analysis of financial index

As of September 30, 2024 and June 30, 2024, the company’s inventory was US $208,062 and US $153,583, an increase of US $54,479, or a growth rate of 35.47%, compared with the end of the previous fiscal year. The company has formed a certain production scale after continuous investment in acoustic intelligent products and independent research and development. And make use of the existing advantages and capabilities to open new markets to bring more revenue for the company to meet customer needs. Increasing inventory can ensure that the company has enough products or raw materials to meet customer order needs, avoid the situation of stock shortage, and thus improve customer satisfaction. Appropriately increasing inventories can help enterprises cope with sudden demand growth or price increases, reduce the risk of supply disruption, reduce the waiting time in the production process, make the production process smoother and improve production efficiency. By increasing the purchase volume of inventory, the company can obtain discounts and concessions for bulk purchases and reduce procurement costs. Increasing inventory can meet market demand in time to seize sales opportunities when promotion or peak season comes.

As of September 30, 2024 and June 30, 2024, the Company’s cash balance was $937,606 and $181,262, respectively, an increase of $756,344 from the end of the prior fiscal year and an increase of 417.27% from the end of the prior fiscal year. Mainly due to the successful financing of the company in the quarter, by absorbing major shareholder investment and capital market funds, expanding the scale of the company, increasing investment in research and development, intellectual property rights and market expansion, strengthening the competitiveness of the company’s brand, laying a solid foundation for the sustainable development of the company. The increase in sales revenue brought about by the increase in demand for products and services and a number of capital inflows brought about by the expansion of financing channels, the company has optimized its asset structure and enhanced its financial strength and liquidity.

As of September 30, 2024 and June 30, 2024, the Company’s accounts receivable balance was $18,445 and $718,546, respectively, a decrease of $700,101 from the end of the prior fiscal year and 97.43% from the end of the prior fiscal year. The reduction in accounts receivable means that businesses are able to convert claims from credit sales into cash more quickly, which increases the speed and availability of funds. Enterprises can use funds more flexibly for production and operation, investment expansion or debt repayment, reducing the risk of capital shortage. A reduction in accounts receivable would make a company’s balance sheet healthier. The increase of cash content in current assets and the decrease of accounts receivable will help improve financial indicators such as the current ratio and quick ratio of enterprises, and enhance the solvency and credit rating of enterprises. A reduction in accounts receivable can allow a company to reduce its need for external financing, thereby reducing interest expense and financing costs. The company strengthens the credit management of accounts receivable, so that external funds can return as soon as possible and maintain a good capital turnover.

As of September 30, 2024 and June 30, 2024, the Company’s current assets were $7,181,924and $2,647,892, respectively. An increase of $4,534,032 from the end of the previous fiscal year, representing an increase of 171.23% from the end of the previous fiscal year. The increase of current assets enables the company to meet the repayment requirements of short-term debts more easily, reduces the financial risk of the enterprise, and enhances the confidence of creditors in the enterprise; Improve liquidity, help enterprises maintain operational flexibility, better adapt to changes in the market environment; Can guarantee the continuity of production and operation, promote sales growth; Enhance the anti-risk ability of enterprises, in the case of economic instability or market volatility, current assets can be used as a cushion for enterprises to maintain the normal operation of enterprises.

For the months ended September 30, 2024 and 2023, the Company’s revenue was $21,081,094 and $6,880,743, respectively. An increase of $14,200,351 from the same period last year, an increase of 206.38% from the same period last year, and the revenue growth was mainly due to the rapid growth of 5G AI multimodal digital business. The company constantly excavates high-quality customers, maintains market share, and constantly expands new customers.

- Market share expansion: Through effective marketing strategies and high-quality product or service quality, the company gains an advantage in the competition and grabs more market share, resulting in an increase in operating income.

- Sales channel expansion: To develop new sales channels, which can increase the coverage of products or services, thereby increasing sales revenue.

Customer base expansion: The company successfully attracted more new customers while maintaining the loyalty of existing customers, resulting in an increase in the number of customers, which in turn drove revenue growth.

Favorable industry trend: The industry as a whole is in an upward trend and the market environment is good, which provides favorable conditions for the company’s operating income growth.

Improve operational efficiency: Operational improvements such as optimizing production processes, reducing costs, improving product quality and speed of delivery help increase the company’s competitiveness and sales.

- Improved macroeconomic environment: The overall economic situation is improving, consumer confidence is increasing, and business investment is increasing, which may drive demand for the company’s products or services and promote operating income growth.

For the three months ended September 30, 2024 and 2023, the Company’s gross profit was $196,981 and $74,735, respectively. Gross profit increased $122,246 from the same period last year, an increase of 163.57% from the same period last year, primarily due to the Company’s significant increase in market share and significant increase in operating income. The increase in gross profit means that the company has great potential for development and operation.

- Improved shareholder returns: For shareholders, an increase in the gross profit of a business usually leads to an increase in net profit, which increases the dividend distribution and stock value for shareholders. This helps to increase shareholder confidence in the company and attract more investors.

- Consolidation of market position: Higher gross profit makes enterprises more competitive in the market, and can attract more customers through price advantages, product quality or service differentiation, expand market share, and further consolidate the market position of enterprises.

Innovation and R&D investment: The increase in gross profit provides companies with more funds for innovation and R&D activities. This helps enterprises to continuously launch new products, improve existing products and services, meet the changes in market demand, and maintain the technological leadership of enterprises and sustainable development capabilities.

As of September 30, 2024 and June 30, 2024, the Company’s accounts received in advance balance was $1312,317 and $49,239, respectively, an increase of $1,263,078 from the end of the prior fiscal year and an increase of 2,565.2% from the end of the prior fiscal year. The benefits of increased advances include:

- Improve cash flow and enhance the financial stability of the enterprise.

- Reduce business risks to a certain extent. With a certain amount of financial security, the potential loss is reduced.

Forecasting demand: Advance collections can provide companies with information about market demand. By analyzing the situation of advance payment, enterprises can better understand the needs and purchase intentions of customers, so as to more accurately predict the market demand, rationally arrange production and sales plans, and improve the efficiency of resource utilization.

- Enhance market competitiveness: The ability to collect advance payments may indicate that the company’s products or services have a certain attractiveness and market competitiveness. This can enhance the position of the enterprise in the market, attract more customers, and lay a good foundation for the development of the enterprise.

- Improve customer loyalty: For some customers, the willingness to pay in advance may be due to their high trust and satisfaction with the company’s products or services. By offering the option of receiving money in advance, businesses can further strengthen their relationships with customers, increase customer loyalty and promote long-term cooperation.

- Cost of capital advantage: The advance payment can reduce the enterprise’s need for external financing, thus reducing financing costs.

As of September 30, 2024 and June 30, 2024, the capital reserve balance was $45,268,415 and $38,957,780, respectively, an increase of $6,310,635 or 16.20% from the beginning of the fiscal year, primarily due to an increase in the Company’s stock offerings. The increase in capital reserve means that the enterprise has obtained additional funds, which can improve the overall financial strength of the enterprise, so that the enterprise has more funds at its disposal during the operation process. With the increase of capital reserve, the capital adequacy ratio of enterprises has been improved, thus enhancing the financial stability and anti-risk ability of enterprises. The capital increase of major shareholders indicates that they are optimistic about the future prospects of the company, believe that the company has growth potential, and are willing to invest more funds to support the development of the company. Enhance the strength of the company: Capital increase can provide more funds for the company to expand the scale of production, research and development of new products, expand the market, improve the financial situation, etc., so as to enhance the competitiveness and profitability of the company. The capital increase of major shareholders can convey a signal of positive development of the company to the market and help enhance investors’ confidence in the company. In the face of market volatility and uncertainty, enterprises can be more confident to cope with challenges. An increase in capital reserves also increases net asset value per share and is a positive financial indicator for shareholders. This is conducive to enhancing the investment confidence of shareholders and the market value of enterprises.

Going forward

Datasea Inc., as a leading global technology company and a practitioner of high-quality development in the acoustic intelligence industry, is committed to changing the world with sound, rediscovering sound, and constantly exploring innovation and development in the field of acoustic business and 5G applications. Looking ahead, we will continue to consolidate our leadership and leading position in the field of acoustic high-tech industry and 5G AI multimodal digitalization, and actively promote technological progress, product iteration and upgrade, and market expansion. The following are our future growth strategies and focus areas:

1.	Innovation and Market Development in Acoustic High-Tech Business: Datasea will deepen its research in ultrasonic, infrasonic, and other non-audible mechanical wave technologies, continually optimizing acoustic algorithms to drive innovative applications of acoustic AI in agriculture, healthcare, and wellness. Beyond technical R&D and new product development, the company aims to expand its sales scale in China through multiple channels, including online e-commerce and live-streaming, to enhance market reach. In the U.S., Datasea will accelerate product promotion and market penetration by working closely with partners and channel distributors, delivering high-tech acoustic solutions to global clients and exploring new market opportunities.

2.	Deepening 5G AI Multimodal Digital Business: Datasea will strengthen AI algorithm processing capabilities to improve the digital user experience, particularly in providing efficient, intelligent solutions for industries such as logistics, beauty, and rural revitalization, while continuously boosting revenue scale and gross margins.

3.	Market Expansion and Layout: While consolidating its domestic market, Datasea will actively expand into international markets through strategic partnerships, targeting emerging markets in North America, Southeast Asia, and beyond, with core products designed to meet global customer needs.

4.	Sustainable Development: Committed to green technology, Datasea aims to reduce its carbon footprint by enhancing energy efficiency and using eco-friendly materials, while also actively engaging in social welfare projects to promote corporate responsibility and social impact.

5.	Talent and Organizational Development: The company will continue to attract globally minded talent, optimize management structures, and stimulate creativity through equity incentives, ensuring organizational vitality and competitive advantage.

6.	Global M&A and Technology Collaboration: By leveraging mergers, acquisitions, and strategic partnerships, especially in the U.S. market, Datasea aims to integrate technology and market resources to deepen its acoustic intelligence footprint, achieving technical synergy and market expansion.

7.	Intellectual Property and Brand Enhancement: Through patent protection of global technology innovations, Datasea will strengthen brand influence to secure its leading position in the global acoustic intelligence market, thereby increasing brand value.

8.	International Risk Control Management: Datasea will establish a robust global risk control system through intelligent risk control and cross-border data compliance management, ensuring stable operations amid global expansion.

These initiatives underscore Datasea’s commitment to internationalization, innovation, and digital development, driving sustained growth and industry leadership in the fields of acoustic intelligence and 5G digitalization. The company will continue to work with global clients and partners to create greater social value.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ending September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares Issued for Equity Financing

As of September 30, 2024, the Company issued 1,932,224 shares of the Company’s common stock to three non-U.S investors including the Company’s CEO and one of the directors, at price of $2.06 per share. The Company received the proceeds in full from this offering at October 15, 2024.

On July 2, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell to an investor in a registered direct offering 179,400 shares of the Company’s common stock, at a price of $3.25 per share and pre-funded warrants to purchase up to 512,908 shares of Common Stock at a price of $3.24 per share with an exercise price of $0.01 per share (the “Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all the Pre-Funded Warrants are exercised in full. In connection with the Offering, on July 2, 2024, the Company entered into a placement agency agreement with EF Hutton LLC (the “Placement Agent”). Pursuant to the terms of the placement agency agreement, the Company will pay the placement agent a cash fee of 6.5% of the gross proceeds the Company receives in the offering at closing. The Company also agreed to reimburse the Placement Agent at the closing of the Offering, for expenses incurred, including disbursements of its legal counsel, in an amount not to exceed an aggregate of $75,000. The closing of the offering occurred on July 3, 2024. The Pre-Funded Warrants were exercised in full as of September 30, 2024. The gross proceeds of the Offering are approximately $2.25 million before deducting fees to the Company’s placement agent and other offering expenses payable by the Company, for which was $0.29 million. The Company intends to use the net proceeds from the Offering for research and development, market development and for general corporate purposes.

Shares Issued for Acquiring Intangible Assets from Related Parties

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s Chairwoman and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company two intangible assets (software copyrights) owned by her personally. The Committee has decided to grant Zhixin Liu 398,925 restricted shares for the purchase of this software.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself. The Committee has decided to grant Fu Liu 398,925 restricted shares for the purchase of this software.

Shares to Independent Directors as Compensation

During the three months ended September 30, 2024, the Company recorded $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: November 13, 2024	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: November 13, 2024	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)