Form 10-Q
period 2024-12-31
DATASEA INC.
filed 2025-02-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 12, 2025, 7,489,402 shares of common stock, $0.001par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2024	JUNE 30, 2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$268,101	$181,262
Accounts receivable	210,980	718,546
Inventory, net	319,932	153,583
Value-added tax prepayment	111,300	107,545
Prepaid expenses and other current assets	684,783	1,486,956
Total current assets	1,595,096	2,647,892

NONCURRENT ASSETS
Property and equipment, net	41,399	48,466
Intangible assets, net	4,081,544	546,001
Right-of-use assets, net	185,494	49,345
Total noncurrent assets	4,308,437	643,812

TOTAL ASSETS	$5,903,533	$3,291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$314,367	$1,075,641
Unearned revenue	135,514	49,239
Accrued expenses and other payables	499,637	596,714
Due to related parties	411,619	654,560
Operating lease liabilities	79,308	53,530
Bank loan payable	1,119,860	1,170,298
Total current liabilities	2,560,305	3,599,982

NONCURRENT LIABILITIES
Operating lease liabilities	116,820	-
Total noncurrent liabilities	116,820	-

TOTAL LIABILITIES	2,677,125	3,599,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 7,164,402 and 3,589,620 shares issued and outstanding as of December 31, 2024 and June 30, 2024 , respectively	7,164	3,589
Additional paid-in capital	45,633,189	38,957,780
Accumulated comprehensive income	134,302	242,208
Accumulated deficit	(42,538,589)	(39,440,322)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	3,236,066	(236,745)

Noncontrolling interest	(9,658)	(71,533)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,226,408	(308,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,903,533	$3,291,704

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2024	2023	2024	2023

Revenues	$20,456,404	$11,348,469	$41,537,498	$18,229,212
Cost of revenues	20,038,952	11,246,234	40,923,065	18,052,242

Gross profit	417,452	102,235	614,433	176,970

Operating expenses
Selling	407,669	1,149,944	1,403,718	1,234,391
General and administrative	1,173,733	623,456	2,302,136	1,316,516
Research and development	74,402	117,371	177,481	272,375

Total operating expenses	1,655,804	1,890,771	3,883,335	2,823,282

Loss from operations	(1,238,352)	(1,788,536)	(3,268,902)	(2,646,312)

Non-operating income (expenses)
Other income (expenses), net	109,761	(46,187)	165,587	(54,051)
Interest income	875	1,623	4,930	1,729

Total non-operating income (expenses), net	110,636	(44,564)	170,517	(52,322)

Loss before income tax	(1,127,716)	(1,833,100)	(3,098,385)	(2,698,634)

Income tax	-	-	-	-

Loss before noncontrolling interest from continuing operations	(1,127,716)	(1,833,100)	(3,098,385)	(2,698,634)
Income before noncontrolling interest from discontinued operations	-	-	-	833,546

Less: loss attributable to noncontrolling interest from continuing operations	8,562	(61)	(118)	(9,993)
Less: loss attributable to noncontrolling interest from discontinued operations	-	-		-

Net loss attribute to noncontrolling interest	8,562	(61)	(118)	(9,993)

Net loss to the Company from continuing operations	(1,136,278)	(1,833,039)	(3,098,267)	(2,688,641)
Net income to the Company from discontinued operations	-	-	-	833,546

Net loss to the Company	(1,136,278)	(1,833,039)	(3,098,267)	(1,855,095)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(94,752)	34,601	(107,906)	(126,615)
Foreign currency translation gain attributable to noncontrolling interest	19,296	116	60,602	29,850

Comprehensive loss attributable to the Company	$(1,231,030)	$(1,798,438)	$(3,206,173)	$(1,981,710)

Comprehensive income attributable to noncontrolling interest	$27,858	$55	$60,484	$19,857

Basic and diluted net loss per share	$(0.16)	$(0.72)	$(0.56)	$(0.82)

Weighted average shares used for computing basic and diluted loss per share *	7,170,852	2,538,286	5,582,115	2,250,711

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2024	3,589,620	$3,590	$38,957,780	$(39,440,322)	$242,208	$(236,745)	$(71,533)

Net loss	-	-	-	(1,961,989)	-	(1,961,989)	(8,680)

Noncontrolling interest disposal at closure of the entity	-	-	-	-	-	-	1,391

Issuance of common stock for equity financing	692,308	692	1,958,059	-	-	1,958,751	-

Issuance of common stock for equity financing - related parties	1,932,224	1,932	3,978,449	-	-	3,980,381	-

Shares issued for stock compensation expense	75,000	75	374,925	-	-	375,000	-

Shares issued for purchase of intangible assets from the Company’s major shareholders	797,850	798	(798)	-	-	-	-

Foreign currency translation gain (loss)	-	-	-	-	(13,154)	(13,154)	41,306

Balance at September 30, 2024	7,087,002	7,087	45,268,415	(41,402,311)	229,054	4,102,245	(37,516)

Net loss	-	-	-	(1,136,278)	-	(1,136,278)	8,562

Forgiveness of debt by shareholder	-	-	183,351	-	-	183,351	-

Shares issued for stock compensation expense	77,400	77	181,423	-	-	181,500	-

Foreign currency translation gain (loss)	-	-	-	-	(94,752)	(94,752)	19,296

Balance at December 31, 2024	7,164,402	$7,164	$45,633,189	$(42,538,589)	$134,302	$3,236,066	$(9,658)

Balance at July 1, 2023	1,889,315	$1,889	$24,148,868	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(22,056)	-	(22,056)	(9,932)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	-	-	20,100	-	-	20,100	-

Foreign currency translation loss	-	-	-	-	(161,216)	(161,216)	(8)

Balance at September 30, 2023	2,575,255	2,575	32,229,568	(28,085,314)	232,036	4,378,865	(70,788)

Net loss	-	-	-	(1,833,039)	-	(1,833,039)	(61)

Shares issued for stock compensation expense	-	-	22,103	-	-	22,103	-

Foreign currency translation gain	-	-	-	-	34,601	34,601	116

Balance at December 31, 2023	2,575,255	$2,575	$32,251,671	$(29,918,353)	$266,637	$2,602,530	$(70,733)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31,
	2024	2023

Cash flows from operating activities:
Loss including noncontrolling interest	$(3,098,385)	$(1,865,088)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	-	(833,546)
Bad debt reversal	(7,005)	-
Depreciation and amortization	395,741	276,116
Loss on disposal of fixed assets	3,155	-
Operating lease expense	77,320	107,355
Forgiveness of debt by shareholder	184,663	-
Stock compensation expense	556,500	42,203
Changes in assets and liabilities:
Accounts receivable	504,995	(52,805)
Inventory	(168,864)	59,809
Value-added tax prepayment	(4,710)	(25,932)
Prepaid expenses and other current assets	802,142	(2,589,743)
Accounts payable	(759,065)	(138,820)
Unearned revenue	87,317	(462,043)
Accrued expenses and other payables	(90,587)	(39,242)
Payment on operating lease liabilities	(70,789)	(111,547)

Net cash used in operating activities	(1,587,572)	(5,633,283)

Cash flows from investing activities:
Acquisition of property and equipment	(7,255)	(3,683)
Acquisition of intangible assets	(3,950,272)	(68,098)
Cash disposed due to disposal of subsidiary	-	(35)

Net cash used in investing activities	(3,957,527)	(71,816)

Cash flows from financing activities:
Proceeds from (repayment to) related parties	(239,307)	116,841
Proceeds from loan payables	-	153,659
Repayment of loan payables	(40,698)	(2,090,005)
Net proceeds from issuance of common stock	5,939,133	8,061,286

Net cash provided by financing activities	5,659,128	6,241,781

Effect of exchange rate changes on cash	(27,190)	(118,694)

Net increase in cash	86,839	417,988

Cash, beginning of period	181,262	19,728

Cash, end of period	$268,101	$437,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,973	$10,535
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$196,783	$124,824
Transfer of debt owing to the Company’s’ CEO to Mr. Wanli Kuai	$-	$727,503

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 (UNAUDITED) AND JUNE 30, 2024

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

On August 17, 2020, Beijing Shuhai formed a new wholly-owned subsidiary Shuhai Jingwei to expand the security oriented systems developing, consulting and marketing business overseas.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended December 31, 2024 and 2023, the Company had a net loss of approximately $1.14 million and $1.83 million, respectively. For the six months ended December 31, 2024 and 2023, the Company had a net loss of approximately $3.10 million and $1.86 million, respectively. The Company had an accumulated deficit of approximately $42.54 million as of December 31, 2024, and negative cash flow from operating activities of approximately $1.59 million and $5.63 million for the six months ended December 31, 2024 and 2023, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information Sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of December 31, 2024.

Zhixin Liu
Fu Liu
Other Holder
28.24%
23.55%
48.21%
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

Stockholders’ Voting Rights Entrustment Agreement – Tianjin Information has entered into a stockholders’ voting rights entrustment agreement (the “Entrustment Agreement”) under which Zhixin Liu and Fu Liu (collectively the “Shuhai Beijing Stockholders”) have vested their voting power in Shuhai Beijing to Tianjin Information or its designee(s). The Entrustment Agreement does not have an expiration date, but the parties can agree in writing to terminate the Entrustment Agreement. Zhixin Liu, is the Chairman of the Board, President, CEO of DataSea and Corporate Secretary, and Fu Liu, a Director of DataSea (Fu Liu is the father of Zhixin Liu).

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

The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of December 31, 2024 and June 30, 2024, and for the three and six months ended December 31, 2024 and 2023, respectively.

	December 31, 2024	June 30, 2024
Cash	$82,805	$93,154
Accounts receivable	210,980	718,546
Inventory	319,541	119,053
Other current assets	299,182	295,305
Total current assets	912,508	1,226,058
Property and equipment, net	32,363	30,934
Intangible asset, net	453,002	441,485
Right-of-use asset, net	172,158	11,045
Total non-current assets	657,523	483,464
Total assets	$1,570,031	$1,709,522

Accounts payable	$96,795	$765,998
Accrued liabilities and other payables	724,183	713,827
Lease liability	73,816	11,981
Loans payable	1,119,860	1,170,298
Other current liabilities	282,978	150,835
Total current liabilities	2,297,632	2,812,939
Lease liability - noncurrent	110,924	-
Total non-current liabilities	110,924	-
Total liabilities	$2,408,556	$2,812,939

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Revenues	$20,456,553	$11,279,181
Gross profit	$467,329	$101,581
Net loss	$10,091	$(486,358)

	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
Revenues	$41,537,647	$18,159,924
Gross profit	$705,463	$176,316
Net loss	$442,099	$66,885

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2024, and June 30, 2024, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of December 31, 2024 and June 30, 2024, the Company had a $0 bad debt allowance for credit losses.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,190 and $53,650 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of December 31, 2024 and June 30, 2024, respectively.

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

As of December 31, 2024 and June 30, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three and six months ended December 31, 2024 and 2023, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2024 and June 30, 2024.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
5G AI Multimodal Digital Business	$20,085,988	$11,276,319
5G AI Multimodal top up	19,887,721	11,276,319
5G AI digital technical service	198,267	-
Acoustic Intelligence Business	43,304	2,862
Ultrasonic Sound Air Disinfection Equipment	35,076	2,862
Upgraded Sonic Sterilization and Purification Guardian	5,167	-
Sleep Monitor	3,061	-
Software licensing	326,936	-

Other	176	69,288
Total revenue	$20,456,404	$11,348,469

	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
5G AI Multimodal communication	$41,161,572	$18,156,782
5G AI Multimodal communication	40,963,305	18,156,782
5G AI digital technical service	198,267	-
Acoustic Intelligence Business	45,768	3,142
Ultrasonic Sound Air Disinfection Equipment	37,540	3,142
Upgraded Sonic Sterilization and Purification Guardian	5,167	-
Sleep Monitor	3,061	-
Software licensing	326,936	-
Smart City business	3,046	-
Smart community	3,046	-

Other	176	69,288
Total revenue	$41,537,498	$18,229,212

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

All of the Company’s customers are in the PRC and all revenues for the three and six months ended December 31, 2024 and 2023 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of December 31, 2024 and June 30, 2024, the Company had no unrecognized tax positions and no charges during the three and six months ended December 31, 2024 and 2023, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended December 31, 2024 and 2023, the Company had net income of $8,562 and net loss of $61 attributable to the noncontrolling interest from continuing operations, respectively.  During the six months ended December 31, 2024 and 2023, the Company had net loss of $118 and $9,993 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $116,392 and $100,788 as of December 31, 2024 and June 30, 2024, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of December 31, 2024 and June 30, 2024, cash of $150,094 and $79,225 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of December 31, 2024 and June 30, 2024, the cash balance of $1,615 and $1,249 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	December 31,	December 31,	June 30,
	2024	2023	2024
Period-end date USD: RMB exchange rate	7.13733	7.0827	7.1268
Average USD for the reporting period: RMB exchange rate	7.18840	7.1587	7.1326

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2024	June 30, 2024
Furniture and fixtures	$67,286	$77,281
Vehicle	487	491
Leasehold improvement	218,060	219,945
Office equipment	242,572	241,543
Subtotal	528,405	539,260
Less: accumulated depreciation	487,006	490,794
Total	$41,399	$48,466

Depreciation for the three months ended December 31, 2024 and 2023 was $5,336 and $7,802, respectively. Depreciation for the six months ended December 31, 2024 and 2023 was $10,799 and $18,464, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2024	June 30, 2024
Software registration or using right	$1,893,936	$1,809,548
Patent	3,846,773	14,729
Software and technology development costs	11,669	11,770
Value-added telecommunications business license	15,454	15,587
Subtotal	5,767,832	1,851,634
Less: Accumulated amortization	1,686,288	1,305,633
Total	$4,081,544	$546,001

Software registration or using right represented the purchase cost of customized software with its source code from third party software developer.

Software and technology development cost represented development costs incurred internally after the technological feasibility was established and a working model was produced and was recorded as intangible asset.

On October 14, 2024, Tianjin Information, as the purchaser, entered into a patent purchase agreement with Hangzhou Liuhuan Technology Limited Company (“Liuhuan”), as the seller, for the acquisition of an audio playback system based on voltage following. The total purchase price is RMB 14,900,000 ($2.1 million), inclusive of a 6% VAT, and will be amortized over the three years.

On October 14, 2024, Tianjin Information, as the purchaser, entered into another patent purchase agreement with Hangzhou Liuhuan Technology Limited Company (“Liuhuan”), as the seller, for the acquisition of a B-ultrasound image target detection method and B-ultrasound scanner. The total purchase price is RMB 14,300,000 ($2.0 million), inclusive of a 6% VAT, and will be amortized over the three years.

Amortization for the three months ended December 31, 2024 and 2023 was $304,770 and $130,441, respectively. Amortization for the six months ended December 31, 2024 and 2023 was $384,942 and $257,652, respectively. The amortization expense for the next five years as of December 31, 2024 will be $1,432,766, $1,425,453, $1,223,325, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	June 30, 2024
Security deposit	$97,626	$64,041
Prepaid expenses	468,792	1,225,612
Other receivables – Heqin	456,291	467,250
Advance to third party individuals, no interest, payable upon demand	113,432	154,345
Others	4,933	42,958
Total	1,141,074	1,954,206
Less: allowance for other receivables – Heqin	456,291	467,250
Total	$684,783	$1,486,956

As of December 31, 2024, prepaid expenses mainly consisted of input VAT for purchasing patents of $229,930, prepayment of 5G messaging service fee recharge of $131,239, prepaid professional fee of $9,525, prepayment for inventory purchase of $65,688, prepaid rent and property management fee of $931 and other prepayments of $31,479.

As of June 30, 2024, prepaid expenses mainly consisted of prepaid marketing expense of $946,954 (see below), prepaid telecommunication service fee (mainly including SMS and MMS services) of $198,559, prepaid rent and property management fees of $3,508 and other prepayments of $76,591.

Prepaid marketing expense

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of December 31, 2024, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and six months ended December 31, 2024, the Company recorded an amortization of prepaid expense of nil and $0.53 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of December 31, 2024, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and six months ended December 31, 2024, the Company recorded an amortization of prepaid expense of nil and $0.42 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). For the six months ended December 31, 2024 and 2023, repayment of $7,005 (through Yuetianyun) and $nil was received. As of December 31, 2024 and June 30, 2024, Heqin made $55,645 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $456,291 and $467,250 as of December 31, 2024 and June 30, 2024, respectively.

NOTE 6 – Unearned revennue

The balance of unearned revenue was $135,514 and $49,239 as of December 31, 2024 and June 30, 2024, respectively.

The following presents the roll-forward schedule of unearned revenue for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,
	2024	2023
Balance, beginning of period	$49,239	$609,175
Received during the period	41,583,005	18,851,681
Transferred to revenue	(41,500,393)	(19,403,394)
Effect of foreign currency translation	3,663	994
Balance, end of period	$135,514	$58,456

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2024	June 30, 2024
Other payables	$72,245	$174,668
Due to third parties	56,289	59,126
Security deposit	15,323	15,456
Social security payable	286,105	288,578
Salary payable – employees	69,675	58,886
Total	$499,637	$596,714

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three and six months ended December 31, 2024, the Company made a repayment of nil and $36,131 to this loan. For the three and six months ended December 31, 2024, the Company recorded and paid nil and $269 interest expense for this loan. On July 15, 2024, the loan was paid in full.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three and six months ended December 31, 2024, the Company made a repayment of nil and $4,684 to this loan. For the three and six months ended December 31, 2024, the Company recorded and paid nil and $37 interest expense for this loan. On July 16, 2024, the loan was paid in full.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $610 and $1,229 interest expense for this loan. As of December 31, 2024, $69,557 was recorded as current liabilities.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $961 and $1,939 interest expense for this loan. As of December 31, 2024, $76,512 was recorded as current liabilities.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $2,741 and $5,527 interest expense for this loan. As of December 31, 2024, $278,226 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $1,201 and $2,422 interest expense for this loan. As of December 31, 2024, $139,113 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three and six months ended December 31, 2024, the Company recorded and paid $3,518 and $6,552 interest expense for this loan. As of December 31, 2024, $556,452 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

The following table summarizes the loan balance as of December 31, 2024:

Lender	Loan amount	Borrowing date	Loan term: Months	Interest rate	Outstanding balance
Bank of Beijing	70,158	4/10/2024	12	3.45%	69,557
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch	77,173	4/23/2024	12	4.95%	76,512
Industrial Bank Co., Ltd	280,631	4/25/2024	12	3.88%	278,226
China Everbright Bank	140,315	5/28/2024	12	3.40%	139,113
Bank of China	561,262	6/20/2024	12	2.30%	556,452
Total	$1,269,855				$1,119,860

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay the rent yet which was due on April 30, 2023 as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The Company did not pay the rent yet which was due on April 30, 2024 as of this report date. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. The rental expense for this office location was $1,747 and $9,792, respectively, for the three months ended December 31, 2024 and 2023. The rental expense for this office location was $3,503 and $19,756, respectively, for the six months ended December 31, 2024 and 2023.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. The rental expense for those agreements was $15,927 and $15,956, respectively, for the three months ended December 31, 2024 and 2023. The rental expense for those agreements was $31,945 and $31,849, respectively, for the six months ended December 31, 2024 and 2023. On December 10, 2024, the Company’s CEO entered into an agreement with the Company to waive the payment of rental expenses for both vehicles. The Company recorded such waive as shareholder’s capital contribution to the Company because the CEO is also the major shareholder of the Company.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. On September 1, 2024, the Company entered a three-month lease for a monthly rent of RMB 12,500 ($1,756), payable in advance. The lease was not renewed at maturity. The rental expense for this lease was $3,488 and $5,250 for the three months ended December 31, 2024 and 2023, respectively. The rental expense for this lease was $8,757 and $11,231 for the six months ended December 31, 2024 and 2023, respectively.

Due to related parties

As of December 31, 2024 and June 30, 2024, the Company had due to related parties of $411,619 and $654,560, respectively. Due to related parties of $411,619 at December 31, 2024, mainly consisted of 1) $226,754 loan payable to a related party (who is the shareholder of the Company), with no interest, and can be repaid any time before June 30, 2025, 2) accrued salary payable of $129,375, 3) $18,548 payable of an office lease from the Company’s CEO and 3) $36,941 certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand.

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

NOTE 10 – COMMON STOCK AND WARRANTS

Shares Issued for Equity Financing

On July 2, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue and sell to an investor in a registered direct offering 179,400 shares of the Company’s common stock, at a price of $3.25 per share and pre-funded warrants to purchase up to 512,908 shares of Common Stock at a price of $3.24 per share with an exercise price of $0.01 per share (the “Pre-Funded Warrants”). The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all the Pre-Funded Warrants are exercised in full. In connection with the Offering, on July 2, 2024, the Company entered into a placement agency agreement with EF Hutton LLC (the “Placement Agent”). Pursuant to the terms of the placement agency agreement, the Company will pay the placement agent a cash fee of 6.5% of the gross proceeds the Company receives in the offering at closing. The Company also agreed to reimburse the Placement Agent at the closing of the Offering, for expenses incurred, including disbursements of its legal counsel, in an amount not to exceed an aggregate of $75,000. The closing of the offering occurred on July 3, 2024. The Pre-Funded Warrants were exercised in full as of December 31, 2024. The gross proceeds of the Offering are approximately $2.25 million before deducting fees to the Company’s placement agent and other offering expenses payable by the Company, for which was $0.29 million. The Company intends to use the net proceeds from the Offering for research and development, market development and for general corporate purposes.

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

Shares to Independent Directors as Compensation

During the three months ended December 31, 2024 and 2023, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the six months ended December 31, 2024 and 2023, the Company recorded $9,000 and $9,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. On June 12, 2024, the Board of Directors approved that starting from February 1, 2024, the Company agreed to grant 15,000 shares of the Company’s common stock to its CEO each month and 1,000 shares to one of the board members each month, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended December 31, 2024 and 2023, the Company recorded $177,000 and $17,603 stock compensation expense to the Company’s CEO and one of the board members. During the six months ended December 31, 2024 and 2023, the Company recorded $547,500 and $33,203 stock compensation expense to the Company’s CEO and one of the board members.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of December 31, 2024 and June 30, 2024, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $6.45 million and $5.60 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of December 31, 2024 and June 30, 2024, the Company has approximately $18.69 million and $17.86 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2021 through 2025. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2024 and June 30, 2024.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2024 and 2023:

	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.4)%	(3.5)%
Permanent difference	3.3%	-%
Effect of PRC tax holiday	2.9%	2.0%
Valuation allowance	17.2%	22.5%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2024 and 2023:

	2024	2023
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.7)%	(3.0)%
Permanent difference	3.7%	-%
Effect of PRC tax holiday	(0.4)%	2.2%
Valuation allowance	20.4%	21.8%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of December 31, 2024 and June 30, 2024 is as follows:

	December 31, 2024	June 30, 2024
Deferred tax asset
Net operating loss	$5,201,557	$4,777,372
R&D expense	123,750	123,750
Depreciation and amortization	147,645	81,079
Bad debt expense	114,888	116,718
Social security and insurance accrual	56,306	56,343
Inventory impairment	13,393	13,402
ROU, net of lease liabilities	(1,692)	(951)
Total	5,655,847	5,167,713
Less: valuation allowance	(5,655,847)	(5,167,713)
Net deferred tax asset	$-	$-

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

On November 29, 2024, Shuhai Information entered into a lease agreement for an office in Beijing City, China from March 1, 2025 to February 29, 2028, with a monthly rent of RMB 24,965 ($3,498), payable every three months in advance. For the first three months, the Company received a rent discount and only needs to pay RMB 37,447 ($3,498) rent expense. The security deposit is RMB 161,758 ($22,503).

In December 10, 2024, the Company entered into a lease agreement for an office in Beijing City, China for 15 months from December 10, 2024 through March 10, 2026, with a monthly rent of RMB 7,000 ($981), payable every three months in advance. The security deposit is RMB 7,000 ($981).

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Operating lease expense	$38,388	$33,174

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Operating lease expense	$77,320	$107,355

	December 31, 2024	June 30, 2024
Right-of-use assets	$185,494	$49,345
Lease liabilities - current	79,308	53,530
Lease liabilities - noncurrent	116,820	-
Weighted average remaining lease term	2.46 years	0.36 years
Weighted average discount rate	3.60% - 6.75%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of December 31, 2024:

12 Months Ending December 31,	Minimum Lease Payment
2025	$79,308
2026	73,816
2027	46,973
Total undiscounted cash flows	200,097
Less: imputed interest	3,969
Present value of lease liabilities	$196,128

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events that need to be disclosed.

On January 6, 2025, the Board of Directors approved to grant 325,000 shares of the Company’s common stock to five non-affiliate individual consultants under the 2018 Equity Incentive Plan. On January 9, 2025, the Company issued 325,000 shares to these individual consultants, the fair value of 325,000 shares was $737,750.

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

Overview

Company Structure

Datasea Inc. is a technology company incorporated in Nevada, USA, on September 26, 2014. The Company went public on the NASDAQ in December 2028, under the symbol of DTSS. Datasea is not a Chinese operating company but a Nevada-based holding company with its Delaware subsidiary, Datasea Acoustics LLC, serving as our U.S.-based international business platform. Additionally, through the Company’s subsidiary in China – Tianjin Information Sea Information Technology Co., Ltd and the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), we carry out business activities in China, along with their subsidiary entities.

Datasea is dedicated to providing advanced acoustic high-tech technologies and products, as well as 5G+ Artificial Intelligence (“AI”) multimodal digital innovation technologies and products, offering market services to various corporate and individual customers.

For the six-month period from July 1, 2024, to December 31, 2024, our revenue reached $41.54 million, reflecting a 127.86% increase compared to the same period in 2023. This revenue growth was primarily driven by the rapid expansion of our 5G+AI multimodal digital business in China, with the Company maintaining a leading position in the 5G+AI digital business sector. The continued stable service to existing customers and the ongoing growth of new customer acquisitions have been crucial in supporting this significant business growth.

 Our Business Summary

Acoustics high tech Segment:

We deeply understand the market’s demand for new application areas, technologies, and requirements. Therefore, through the relentless efforts of our team, we have achieved leading-edge advancements in acoustic understanding and algorithms.

I. Overview of the Company’s Acoustic high-tech Business

Datasea, as one of the global pioneers of the “acoustic effect” concept, is dedicated to deeply integrating acoustic technology, 5G digital technology, and Artificial Intelligence, driving the application of acoustic technology and 5G digitalization across various industries. Through precision acoustic manufacturing and technological innovation, the Company leverages the core technology framework of Acoustic + AI to provide globally competitive high-tech acoustic products and solutions, striving to build an industry-leading technology system in the acoustic field and promote the intelligence and digitalization process of the global acoustic industry. Datasea’s goal is not only to advance the development of acoustic technology but also to expand its applications into key industries such as agriculture, industry, healthcare, and others, achieving cross-industry technological penetration and industrial upgrades.

Acoustic High-Tech is a new field that integrates fundamental acoustic theory with artificial intelligence to collect and process acoustic data and address various challenges.

Acoustic + AI, as an emerging interdisciplinary technology field, aims to use acoustic technology to form products with AI intelligent processing, addressing the complex challenges faced by various industries. Datasea’s technological breakthroughs in this field combine basic acoustic theory with artificial intelligence to create a powerful technology system centered around the study and application of non-audible mechanical wave effects. This not only advances the scientific boundaries of acoustic technology but also bridges the gap between theory and practice in industrial applications.

The Company is focusing on five key application areas: acoustic industry, acoustic agriculture, acoustic healthcare, acoustic health, and acoustic IoT technologies. Through in-depth cooperation with leading academic institutions and research centers both domestically and internationally, Datasea continues to drive innovation in acoustic technology and its industrialization, aiming to become a global leader in the acoustic high-tech field.

●	Acoustic Agriculture Applications

●	Acoustic Industry Applications

●	Acoustic Healthcare Applications

●	Acoustic Health Applications

●	Acoustic IoT Technology

Datasea’s acoustic business is not only an innovation of traditional acoustic technology but also a reshaping of the global high-tech industry landscape. Through close collaboration with top domestic and international academic institutions and research centers, and by deeply integrating Acoustic + AI, the Company is providing new technological solutions for agriculture, industry, healthcare, and health sectors, improving industry efficiency and sustainability, and creating higher commercial and social value for global customers.

II. Acoustic Technology and Products

1. Acoustic Technology Innovation

Datasea focuses on the development of various acoustic technologies, including research and application of high-tech acoustic technologies such as ultrasound, infrasound, and Schumann resonance. By integrating the latest research results from the fields of acoustics, mechanical energy conversion, and vibrational dynamics, and combining artificial intelligence (AI) with acoustic high-tech products, the Company has developed a highly competitive technological combination. In particular, Datasea has demonstrated its unique technological advantages in the study and application of non-audible mechanical wave effects.

In the field of ultrasound technology, we utilize the cavitation effect, thermal effect, and mechanical effect of ultrasound to meet various application needs, including environmental disinfection and sterilization, crop pest control, photosynthetic absorption, seed treatment, water purification safety monitoring, skincare, and healthcare. For example, in ultrasound disinfection applications, when ultrasound stimulates microorganisms (including viruses like the coronavirus), it causes significant vibrational strain, disrupting the outer shell and internal RNA of the virus. Ultimately, through a combination of mechanical disruption, cavitation effects, and advanced oxidation processes, pathogenic microorganisms are eliminated. This method offers a broad-spectrum, non-selective environmental disinfection and air purification alternative, potentially replacing the use of antibiotics.

2. Acoustic Product Series

Based on the combination of acoustic technology and artificial intelligence, Datasea has successfully developed a series of innovative products, including:

●	Acoustic Health Products: Ultrasonic disinfectants, acoustic sterilizing cleaners, ultrasonic skin repair devices, widely applied in hospitals, airports, hotels, transportation, and other sectors.

●	Acoustic Health: The “Xingmei” brand non-contact sleep aid device, using low-frequency and brainwave magnetic induction technology to improve deep sleep quality.

●	Acoustic Medicine: AI medical robots, ultrasonic wrinkle removal devices, ultrasonic fat reduction and body shaping devices, serving the medical aesthetics industry.

3. New Products in Acoustic Technology Planning

●	Short-Term Plan (Expected to be launched in 2025): Around environmental acoustic technology applications and cardio-brain acoustic technology applications, including：

●	Pet Disinfection and Deodorizing Purifier: Utilizes ultrasonic technology to eliminate pet environment odors and provide strong air disinfection, suitable for households and pet-related facilities.

●	Mechanical Wave Brain Tissue Cortisol Level Regulation Device: Uses sound wave technology to regulate cortisol concentration in the brain, improving mental state and learning efficiency, applicable in mental health and education fields.

●	Mid-Term Plan:Around environmental acoustic technology applications and cardio-brain acoustic technology applications, including:

●	Food and Water Cleaning and Sterilization Devices: Combines ultrasonic cleaning and sterilization technology to provide convenient home-use products, ensuring food safety and clean drinking water.

●	Cardiovascular Health Products: Develops acoustic technology-based health monitoring and treatment devices for cardiovascular and cerebrovascular systems, promoting innovation in the medical health sector.

●	Long-Term Plan: Precision design and manufacturing of acoustic products, including:

●	Acoustic Agriculture:

o	Ultrasonic Agricultural Product Preservation and Pest Control Devices: Extends the shelf life of agricultural products, reduces pesticide use, and enhances agricultural production efficiency.

o	Acoustic Plant Growth Stimulators: Optimizes plant growth environments through sound wave technology, improving crop yield and quality.

●	Acoustic Industry:

o	Ultrasound-Assisted Liquid-Phase Separation Machines: Enhances liquid separation efficiency in manufacturing, reducing energy consumption.

o	Ultrasonic Metal 3D Printing Technology: Drives the upgrading of the manufacturing industry, enabling high-precision and high-efficiency metal processing.

●	Acoustic Medical and Elderly Care:

o	Develops acoustic technology-based medical devices, such as ultrasonic therapy instruments and acoustic rehabilitation equipment, serving the medical and elderly care sectors.

●	Acoustic Internet of Things (IoT) Technology:

o	Integrates acoustic technology with IoT to develop intelligent acoustic sensors and devices, promoting the development of smart cities and smart homes.

Recent Development

Key Customers and Agreements

On December 25, 2024, the Company’s wholly owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), signed an agreement with Tianjin Qianli Cultural Media Co., Ltd. (“Qianli Cultural Media”) to sale air purifiers (Hailijia). As of December 31, 2024, the revenue from Qianli Cultural Media reached RMB 267,936 (approximately USD 37,500). The signing and execution of this contract marks a strong start for the entry of acoustic environmental disinfection products into the end-consumer market, laying a solid foundation for the future expansion of the business and the brand’s influence.

By the end of December 2024, the Company’s VIE entity subsidiary, Guozhong Haoze, had signed an agreement with 14 beauty industry service companies in Tianjin, Beijing, and other cities in China, to deploy its acoustic high-tech products to 263 beauty and body care stores in northern China, including Tianjin and Hebei Province. According to the agreement, the Company plans to sell approximately 140,000 units of acoustic air purifiers, sleep products, and 5G AI digital service systems specifically developed for the beauty industry by the end of 2025, with expected revenue of USD 11 million (approximately RMB 77 million). This agreement not only expands Datasea’s market share in the beauty industry but also strengthens its penetration in northern China, further driving the industrial application of the Company’s products and technologies.

In January 2025, an additional agreement was signed with 9 health management companies in Tianjin, further expanding its business coverage in northern China. According to these agreements, Datasea’s acoustic high-tech products will be introduced into 200 beauty stores in key northern markets such as Tianjin and Hebei Province. By the end of 2025, approximately 90,000 units are expected to be sold, generating additional revenue of around USD 6.8 million. The signing of these new agreement further consolidates Datasea’s market leadership in health management and beauty sectors, creating more opportunities for long-term growth and market expansion in the future.

As of the report date, Datasea has introduced its acoustic high-tech products to 463 beauty salons and body care stores, with an estimated 140,000 units expected to be sold by the end of 2025, generating revenue of approximately USD 17.8 million.

IV. Industry Space and Position of the Acoustic Business

Datasea is deeply rooted in the acoustic high-tech industry and has experienced rapid growth in technological innovation, product development, and industry applications. The Company emphasizes robust domestic and international collaboration to foster the integration of industry, academia, and research. With a focus on the acoustic intelligence sector, we have established five key sub-sectors within the acoustic field—including acoustic health, acoustic industry, acoustic agriculture, as well as acoustic applications in IoT and other related areas—leading the industry by providing cutting-edge acoustic intelligence technologies and products.

Datasea holds a leading position in various acoustic technologies, such as ultrasound, infrasound, and Schumann resonance. To promote research and innovation in these areas, the Company actively collaborates with numerous renowned research institutions and universities, including the Institute of Acoustics, Chinese Academy of Sciences; the Cloud Computing and Big Data Research Institute, China Academy of Information and Communications Technology; the Internet Industry Research Institute at Tsinghua University; the Artificial Intelligence Research Institute at Harbin Institute of Technology; Beijing Union University; and the Remote Sensing Research Institute of Jilin University. Through these partnerships, we are committed to pioneering new research topics and developing innovative technological applications that drive progress within the acoustic field. To better achieve these objectives, Datasea has established joint laboratories to enhance the integration and collaboration of research resources.

Furthermore, the Company, in collaboration with the Ministry of Industry and Information Technology, the Key Laboratory for Artificial Intelligence Technology and Applications Evaluation, and the Cloud Computing and Big Data Research Institute of the China Academy of Information and Communications Technology, has jointly released China’s first white paper on the acoustic high-tech industry. This white paper provides a detailed discussion on the applications of acoustic high-tech across various industries, demonstrating Datasea’s proactive role in leading industry development. It highlights the Company’s prominent position in the acoustic high-tech field both domestically and globally, and further reinforces the strategic importance of Datasea in driving the nationalization and globalization of acoustic technology.

V. International Expansion of the Acoustic Business

The international development of acoustic products is a strategic priority for Datasea. Since the establishment of its wholly owned subsidiary, Datasea Acoustics LLC, in Delaware in 2023, the Company has gradually expanded its business operations in the United States. Datasea has partnered with several well-known online e-commerce platforms and brick-and-mortar distributors in the U.S. to broaden the market for its acoustic products, including collaborations with companies such as iPower (NASDAQ: IPW) and Meglio Interiors LLC.

In addition, the Company has collaborated with the century-old U.S. intellectual property firm Paul & Paul to pursue patent applications and acquisitions, thereby building a robust international intellectual property portfolio. Datasea is focusing on expanding its presence in areas such as acoustic agriculture, acoustic industry, acoustic medicine, and acoustic health, and is actively seeking potential merger and acquisition opportunities to drive global business expansion and international growth.

VI. Future Outlook for the Acoustic Business

Datasea will continue to leverage its core competency in Acoustic + AI precision manufacturing to drive technological innovation and global application of acoustic high-tech products, aiming to become the leading innovator in the global acoustic industry. The Company will be driven by research and development, deepening its focus on the five key sectors—acoustic industry, acoustic agriculture, acoustic medicine, acoustic health, and acoustic IoT technologies—to further expand the application boundaries of acoustic technology and promote the widespread adoption and upgrading of acoustic high-tech products in global markets.

At the strategic level, Datasea will accelerate its international expansion by forging deep partnerships in the U.S. and global markets to establish a comprehensive acoustic high-tech industrial chain worldwide. The Company will use technological innovation as its cornerstone, strengthening the integration of international and domestic talent to build an efficient, globally collaborative team and enhance its research, development, and production capabilities in precision acoustic manufacturing. At the same time, Datasea will actively pursue international merger and acquisition opportunities to integrate high-quality global resources, optimize its intellectual property portfolio, and further consolidate its leading position in the global acoustic industry.

5G+AI multimodal digital Segment

Our achievements of 5G+AI Multimodal digital

5G+ AI multimodal digital Segment

Datasea, as one of the leading service providers in China’s 5G+AI multimodal digitalization sector, has built a multifunctional, highly intelligent digital platform through the deep integration of multimodal messaging, AI capabilities, and service functions.

Datasea’s 5G+AI multimodal digital platform is an innovative platform centered on artificial intelligence and big data technologies, fully integrating advanced AI algorithms with multimodal data processing capabilities. The platform is capable of processing massive amounts of data in real time from diverse sources—including text, images, audio, and video—and, through intelligent analytical techniques, provides clients with precise and efficient data support. Its core strength lies in its robust AI technology development capabilities, which enable the automation of complex business processes and the end-to-end intelligent transformation from data collection to analysis and decision-making, significantly enhancing both data processing efficiency and accuracy.

The platform offers a one-stop intelligent service system for industry clients, covering areas such as data analysis, business process automation, and intelligent decision support. With the support of advanced AI algorithms, the platform can rapidly respond to customer needs and deliver customized solutions. Whether it is optimizing enterprise operations, risk prediction, or enhancing customer experience, the integration and analysis of multimodal data through the deep fusion of AI and big data technologies minimizes manual intervention, reduces operational costs, and further improves service efficiency and user experience. This drives the intelligent upgrade of industries and creates tangible value for clients.

Moreover, it is worth noting that Datasea’s pioneering innovation in the 5G+AI multimodal digital domain has set a benchmark for technological advancement within the industry, becoming a critical engine for driving digital transformation. Its capabilities in multimodal data processing and deep application of AI algorithms have not only achieved industry-leading technological performance but also opened up new pathways in business and service models, further solidifying its leading position in the industry and earning widespread industry recognition and customer trust.

Multimodal models refer to machine learning models that can process and integrate multiple modalities or data types, including text, images, audio, and video inputs. These models combine different forms of data inputs to achieve a more comprehensive understanding and generate more reliable output results. The Company's AI multimodal models have already achieved significant breakthroughs in areas such as sentiment analysis, machine translation, and natural language processing, expanding the boundaries of intelligent system applications.

Currently, the Company is integrating DeepSeek's distributed training methods and mixed-precision training techniques, utilizing half-precision (FP16) and single-precision (FP32) floating-point numbers. By fusing multiple sensory inputs, the models can improve data comprehension, analysis accuracy, and decision-making reliability.

I. Technological Innovation and Application of 5G+AI

In terms of technological innovation, Datasea leverages advanced AI processing technologies to comprehensively transform its 5G multimodal digital business, delivering disruptive functional upgrades and establishing a unique 5G+AI processing technology. Currently, the platform is capable of intelligently generating and processing a variety of data types including audio, text, images, and video.

Additionally, in line with the Company's business needs, a unified Transformer model architecture has been designed to process inputs from multiple modalities in parallel. Datasea’s 5G+AI platform incorporates the self-developed Transformer model architecture, leveraging self-attention mechanisms to process multimodal data in parallel and deeply learn the complex interactions between different modalities. This approach excels in applications such as image-text correlation analysis and audio-video synchronization, significantly enhancing the generalization and adaptability of multimodal data processing. By integrating DeepSeek's distributed training methods, the platform will further advance in areas such as natural language text generation, multilingual processing, text generation, code writing, debugging, and optimization, logical reasoning, and chain-of-thought output, providing users with more comprehensive and accurate responses.

The applications of multimodal technology include:

1.	Enhancing the comprehension capabilities of AI systems by integrating multimodal data to enrich the information content.

2.	Improving robustness and reliability through the mutual supplementation and cross-validation of data from different modalities.

3.	Expanding application domains such as visual question answering, affective computing, and multimodal search and recommendation.

4.	Facilitating natural human-computer interaction by developing more user-friendly systems.

Application scenarios encompass image caption generation, text-to-image synthesis, sentiment analysis, autonomous driving, and human-machine interaction, delivering extremely high accuracy and efficiency. Notably, the application of AI digital human technology in marketing enables the platform to achieve automated promotion, intelligent content generation, and efficient information transmission—thereby forming a powerful video matrix and precision marketing tools.

Furthermore, 5G+AI intelligent analysis, based on historical data and user status, can automatically analyze user data and application requirements to optimize resource allocation and scheduling, significantly enhancing rapid response capabilities and enabling users to swiftly access relevant application content via intelligent guidance. In addition, 5G+AI intelligent algorithmic analysis is capable of monitoring the marketing application proposals submitted by users of the 5G multimodal system in real time, predicting, preemptively alerting, and rectifying potential issues to reduce operational risks.

By leveraging 5G+AI intelligent marketing technologies, the platform collects, analyzes, and utilizes big data to forecast and infer consumer demands and behaviors, thereby providing personalized service experiences. This supports new market paradigms and innovative customer acquisition strategies, enabling refined and personalized marketing services that enhance marketing effectiveness, reduce costs, and boost customer demand.

Through its innovative 5G+AI technology, Datasea has achieved efficient integration of multimodal data. By utilizing cross-modal semantic calibration and multi-head cross-attention mechanisms, the Company significantly improves the accuracy of projecting multimodal feature spaces while optimizing AI model training costs, thereby advancing its industry-leading technological position. The platform further optimizes resource allocation and scheduling through intelligent algorithms, enabling real-time monitoring and remediation of potential issues in marketing applications. This provides enterprises with personalized and refined marketing services, reducing operational risks and enhancing customer satisfaction. Leveraging the low latency and high-speed transmission capabilities of 5G technology alongside robust AI intelligent analysis, Datasea creates entirely new business models and marketing opportunities for enterprises, thereby enhancing market competitiveness and driving revenue growth.

II. 5G+AI Product and Application Scenarios

In the current era of continuous digital transformation driven by the mobile internet, the demand for 5G+AI multimodal digital applications is experiencing explosive growth. Datasea has deeply cultivated its presence in various sectors including finance, entertainment, logistics, agriculture, and healthcare. For example, in the media and entertainment domain, the combination of 5G+AI multimodal digital technology delivers a richer user experience. Users can access high-quality media content such as ultra-high-definition videos and interactive entertainment services anytime and anywhere. Moreover, AI algorithms can recommend personalized content based on user interests and behaviors, thereby enhancing user satisfaction and engagement in 5G+AI-related services.

Beyond these, numerous other industries and scenarios are urgently in need of intelligent upgrades through technological innovation. Whether it is to boost production efficiency, optimize resource allocation, improve user experience, or create entirely new business models, 5G+AI multimodal digital technology demonstrates enormous potential. As the technology matures and its application scenarios expand, it is becoming a core driving force for transforming various industries and is opening up broad application spaces.

In the field of smart manufacturing, 5G+AI multimodal digital technology promotes the automation and intelligence of production processes. By real-time monitoring and analyzing production data, AI algorithms can optimize production planning, enhance efficiency, and improve quality. Simultaneously, intelligent AI-based inspections of product samples can quickly detect issues, ensuring product quality remains stable.

In the realm of smart healthcare, 5G+AI multimodal digital technology has brought revolutionary changes to remote medical services and health management. Physicians can access patients’ medical data in real time to perform remote diagnoses and treatments. By integrating multimodal data such as CT scans, MRIs, ultrasound images, and pathology slides through intelligent AI analysis and detection, doctors are assisted in accurately identifying lesions and quickly understanding patient conditions. AI algorithms can also continuously monitor and analyze patients’ health data to provide personalized health management recommendations.

The application areas of multimodal technology include:

1.	Smart Voice Assistants: Combining speech recognition and natural language processing with image or video information (such as screen content) to provide a more comprehensive interactive experience. For example, a voice assistant can offer more accurate responses and operational suggestions by integrating voice commands with information displayed on the mobile screen.

2.	Image and Video Understanding: By integrating image or video data with textual descriptions, a deeper understanding of content is achieved. This has broad applications in image classification, object detection, and video content analysis. For instance, in autonomous driving, a vehicle can capture image information via cameras and combine it with textual data such as maps and traffic regulations to make more accurate decisions.

3.	Sentiment Analysis: Integrating multiple modalities—such as textual content, vocal tone, and facial expressions—to perform sentiment analysis. This aids in better understanding emotional states, which is crucial for customer service and social media monitoring.

4.	Education and Training: Creating immersive learning environments by merging text, images, audio, and video elements to enhance educational outcomes. For example, virtual laboratories can simulate experimental scenarios combined with textual explanations and audio narrations to help students better understand experimental principles and procedures.

5.	Healthcare: In the medical field, multimodal technology can be used for disease diagnosis, medical image analysis, and patient monitoring. For example, doctors can integrate patient history, medical images (such as X-rays and CT scans), and physiological data (such as heart rate and blood pressure) to make more accurate diagnoses and develop effective treatment plans.

6.	Advertising and Marketing: By analyzing consumers’ multimodal data, such as browsing behavior, purchase history, and social media activities, along with the content and format of advertisements, more precise ad targeting and marketing strategies can be developed.

7.	Virtual Reality and Augmented Reality: Merging virtual or augmented information with real-world scenes to provide users with immersive experiences. Multimodal technology plays a vital role in scene understanding, interaction design, and content generation.

8.	Security Surveillance: Integrating video surveillance, audio monitoring, and data analytics to enhance security measures. For instance, an intelligent monitoring system can recognize abnormal behavior, sounds, and visual features to promptly issue alerts.

In summary, multimodal technology holds extensive prospects across numerous fields, offering richer and smarter services and experiences. As the technology continues to evolve, its applications will expand further, driving innovation and transformation across industries.

III. Value of 5G+AI Multimodal Digital Products

Datasea’s 5G+AI multimodal digital business currently operates a core platform that serves high-demand sectors such as banking, insurance, gaming, and news apps, while also offering intelligent system solutions spanning multiple industries—including small and micro enterprises, rural revitalization, logistics and express delivery, and healthcare. This comprehensive digital ecosystem is designed to facilitate the digital transformation of various industries.

1.

5G+AI Across Multiple Industries, Driving Digital Transformation

Through partnerships with mobile network operators, Datasea provides traffic benefits and technical services to industry clients in sectors such as logistics, banking, insurance, gaming, news apps, and healthcare. These clients can leverage Datasea’s 5G+AI platform and system APIs to cascade and distribute benefits such as point redemption and traffic incentives directly to end users’ mobile devices. This multi-scenario support effectively drives digital transformation across a wide range of industries.

2.

5G+AI Servicing Over 124 Million Individual Businesses and 52 Million Industry Enterprises

Datasea’s 5G+AI multimodal digital products are widely deployed in the Chinese market, delivering digital and intelligent services to over 52 million small and micro enterprises—of which more than 99% are small and micro enterprises—across industries such as financial services, entertainment, agriculture, and express logistics. Moreover, these products cater to a large number of individual business operators in the healthcare and related sectors. As of the end of 2023, there were over 124 million registered individual business operators in China, representing 67.4% of the total market entities in the country, and provided employment opportunities for nearly 300 million people. Datasea’s products offer highly personalized digital solutions tailored to these sectors, supporting the intelligent upgrading of offline stores and assisting individual operators in expanding their online business and improving operational efficiency. In summary, Datasea’s 5G+AI multimodal digital innovations, products, and services effectively elevate the digital capabilities of China’s major industries, reducing energy consumption while enhancing efficiency, and accelerating the nation’s transition towards smart and digital operations.

3.

Cross-Industry Applications and Innovative 5G+AI Solutions

By leveraging cloud computing and a SaaS operational model, Datasea’s 5G+AI multimodal digital platform supports cross-industry application scenarios, delivering innovative solutions for sectors such as rural revitalization, logistics and express delivery, and healthcare. These innovative services help clients achieve intelligent operations and optimize resource utilization, effectively reducing costs, enhancing market competitiveness, and generating more business opportunities and customer satisfaction.

4.

5G+AI Multimodal Digital Intelligent Service System for Comprehensive Digital Applications

Datasea’s 5G+AI multimodal digital technology not only provides clients with novel solutions for brand building, customer acquisition, and marketing, but also drives revenue growth by helping clients stand out in highly competitive markets. Benefiting from the low latency and high-speed transmission capabilities of 5G, Datasea’s products enable real-time data interaction and support large-scale, customized multi-channel content distribution, creating entirely new business models and marketing opportunities. As technology evolves and application scenarios expand, Datasea will continue to lead industry innovation and drive intelligent transformation across more sectors.

The platform’s innovative technical architecture propels the digital transformation and service upgrade of multiple industries. By leveraging advanced AI processing technologies, it can intelligently generate and process various forms of data—including audio, text, images, and video—while integrating cross-modal semantic calibration and multi-head cross-attention mechanisms to achieve efficient fusion and precise analysis of multimodal data. Through hierarchical contrastive learning frameworks and twin-tower architectures, the platform efficiently embeds heterogeneous data, enhances the accuracy of multimodal feature space projections, and significantly reduces the cost of AI model training and deployment.

To address the shortage of high-quality training data, Datasea is actively exploring synthetic data applications—data that is cost-effective and highly customizable, while effectively addressing privacy concerns and supporting the training needs of large AI models. In particular, the application of AI digital human technology in marketing enables the platform to automate promotion, intelligently generate content, and efficiently transmit information, thereby enabling precision marketing and reducing operational risks.

Moreover, Datasea’s intelligent analytics can monitor and optimize applications in real time, predict and remediate potential issues, and enhance operational efficiency and service responsiveness. By leveraging big data analytics, the platform provides personalized customer experiences, helps enterprises accurately understand consumer demands, and drives refined and individualized marketing strategies that lower costs and boost customer loyalty.

Furthermore, by combining the low latency and high-speed transmission of 5G with our AI and multimodal technologies, we not only optimize real-time data interaction and multi-channel content distribution but also provide enterprises with entirely new business models and marketing opportunities. This strengthens market competitiveness and drives revenue growth. This represents a transformative industrial innovation, and as the technology continues to evolve, Datasea will persist in leading innovation and driving intelligent transformation across an ever-expanding range of sectors.

IV. Recent Developments in the 5G+AI Business

1.	Ongoing Service Provision for Key 5G+AI Customer Contracts

On August 12, 2024, Datasea Information Technology Co., Ltd. (“Datasea Beijing”), Heilongjiang Xunrui Technology Co., Ltd. (“Xunrui Technology”), Datasea Jingwei (Shenzhen) Information Technology Co., Ltd. (“Datasea Jingwei”), Guozhong Haoze (Beijing) Technology Co., Ltd. (“Guozhong Haoze”), and Guozhong Times (Beijing) Technology Co., Ltd. (“Guozhong Times”) entered into an agreement with Qingdao Ruizhi Yixing Information Technology Co., Ltd. (“Ruizhi Yixing”). The agreement stipulates the purchase of 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4) over a 12-month period from the effective date of the agreement. From July 1, 2024, to December 31, 2024, revenue from Ruizhi Yixing reached RMB 202,257,275.29 (approximately USD 28.338 million). As of January 31, 2025, Datasea’s operating entities in China have received a prepayment of around RMB 2.5 million (approximately USD 350,000) from Ruizhi Yixing.

On August 9, 2024, Datasea Beijing signed an agreement with Shanghai Shixun Network Technology Co., Ltd. (“Shixun Network”), under which, for a 12-month period from the effective date, Shixun Network will purchase 5G+AI multimodal data cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4). Between July 1, 2024, and December 31, 2024, revenue from Shixun Network reached RMB 10,981,054 (approximately USD 1.538 million).

From August 9, 2024, to October 18, 2024, Datasea Beijing, Heilongjiang Xunrui, and Guozhong Times signed an agreement with Wuhan Xiaoming Technology Co., Ltd. (“Xiaoming Technology”). Under this agreement, over a 12-month period from its effective date, Xiaoming Technology will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4). From July 1, 2024, to December 31, 2024, revenue from Xiaoming Technology reached RMB 20,521,919.34 (approximately USD 2.875 million).

From August 8, 2024, to September 24, 2024, Guozhong Times together with Guozhong Haoze entered into an agreement with Xinyi Xinfanfa Information Technology Co., Ltd. (“Xinfanfa Technology”), under which, over a 12-month period from the effective date, Xinfanfa Technology will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4). From July 1, 2024, to December 31, 2024, revenue from Xinfanfa Technology reached RMB 31,339,773 (approximately USD 4.391 million).

From October 8, 2024, to November 11, 2024, Datasea Beijing, Guozhong Haoze, and Guozhong Times signed an agreement with Jiajie Technology Co., Ltd. (“Jiajie”), under which, over a 12-month period from the effective date, Jiajie will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4). From July 1, 2024, to December 31, 2024, revenue from Jiajie reached RMB 23,843,723 (approximately USD 3.341 million).

2.

New Customer Agreements and Efficient Service Delivery This Quarter

On November 1, 2024, Guozhong Haoze signed an agreement with Nanjing Linghui Information Engineering Co., Ltd. (“Linghui Information”), under which, upon the agreement’s effective date, two software copyrights were purchased for a total price of RMB 2,333,451. As of December 31, 2024, revenue from Linghui Information reached RMB 2,333,451 (approximately USD 327,000).

3.

Market Achievements in the 5G+AI Business

Datasea’s 5G+AI multimodal digital platform offers comprehensive and intelligent digital solutions to a wide range of industries, spanning from small and micro enterprises to large industry clients. By deeply integrating advanced AI technologies with the inherent capabilities of 5G networks, Datasea not only optimizes service processes but also innovates business models, driving sustained growth for its clients. During the reporting period, the Company’s primary revenue was derived from service fees associated with 5G+AI multimodal digital business services. From July 1, 2024, to December 31, 2024, revenue reached USD 41.16 million, representing a 126.70% increase compared to the same period in 2023. This revenue growth is mainly attributable to the rapid expansion of China’s 5G+AI multimodal digital business, which has maintained a leading position within the industry. The continuously growing customer base has further supported the Company’s significant business expansion.

The Company is currently fulfilling service obligations not yet recognized as revenue in the current fiscal year, with the total value of service contracts expected to exceed USD 100 million in future financial statements.

ESG Management – Quarterly Update

During this quarter, Datasea continued to deepen its Environmental, Social, and Governance (ESG) management framework, further implementing its commitment to sustainable development and achieving substantive progress across multiple areas. Compared with the previous quarter, this quarter’s ESG initiatives place greater emphasis on practical outcomes and operational feasibility, aiming to drive change in the details and ensure that every measure delivers tangible environmental and social benefits.

First, in the area of supply chain management, Datasea not only continued its rigorous evaluation of supplier environmental responsibility and social impact as in the previous quarter but also further refined its assessment criteria. This quarter, the Company specifically focused on the “production waste recycling rate” in suppliers’ manufacturing processes, requiring suppliers to provide detailed data reports and to undergo regular on-site audits. Through these measures, Datasea successfully motivated several suppliers to improve their production processes and reduce waste emissions.

Second, in optimizing the office environment, Datasea’s Shenzhen subsidiary, Datasea Jingwei, implemented a series of pragmatic energy-saving measures this quarter. In addition to its existing smart lighting and high-efficiency air conditioning systems, the Company introduced solar power generation equipment so that a portion of the office’s electricity demand is now met by renewable energy. At the same time, the Company upgraded its waste segregation system in the office area by adding more recycling points and regularly organizing employee training sessions to enhance environmental awareness. These initiatives not only reduced the building’s energy consumption and carbon emissions but also significantly decreased the generation of daily operational waste.

Third, Supporting Employee Growth: The Company provides a platform for employee development, ensuring that every employee finds personal value within the organization. It helps talented employees enhance their skills and achieve excellence while actively building an international talent pool to drive the Company’s sustainable development. Against this backdrop, the Company dispatched Ms. Li Huan, Deputy General Manager of the R&D Department, to Austria for further studies and to acquire new technological knowledge. Ms. Li Huan published a paper on the application of digital technology in the renowned European journal Journal of Hydrology, receiving industry acclaim. This achievement has provided new support for the continuous development and upgrade of the Company’s foundational technology.

Furthermore, Datasea launched an Internal ESG Action Points Program this quarter, encouraging employees to practice ESG principles in their daily work. Employees can earn points by participating in activities such as energy conservation, waste sorting, and green commuting, which can then be redeemed for eco-friendly products or charitable donations. This initiative not only enhances employee engagement but also further promotes the development of a strong ESG culture within the Company.

Finally, Datasea initiated an ESG Data Transparency Platform this quarter to regularly disclose the Company’s key performance indicators (KPIs) in environmental, social, and governance areas to both internal and external stakeholders. Through this platform, the Company can clearly demonstrate the effectiveness of its ESG initiatives and adjust its strategies in a timely manner to ensure that all measures remain aligned with its long-term sustainable development goals.

Overall, this quarter’s ESG management has placed a stronger emphasis on practical outcomes and employee participation. Through a series of pragmatic measures, Datasea has not only further reduced its operational environmental impact but also enhanced environmental awareness among employees and suppliers, setting a new benchmark for sustainable development in the industry.

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended December 31, 2024 and 2023, the Company had a net loss of approximately $1.14 million and $1.83 million, respectively. For the six months ending December 31, 2024 and 2023, the Company had a net loss of approximately $3.10 million and $1.86 million. The Company had an accumulated deficit of approximately $42.54 million as of December 31, 2024, and negative cash flow from operating activities of approximately $1.59 million and $5.63 million for the six months ended December 31, 2024 and 2023, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of December 31, 2024, the Company had cash of $268,101.

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

We will continue to bring in additional investors to support the Company’s research and development, marketing and operations.

Use multiple marketing channels to attract customers, enhance brand awareness and increase sales. By optimizing and integrating multiple marketing channels, it can cover a wider range of target customer groups, improve efficiency and effectiveness, meet customer needs, reduce risks, achieve multi-channel comprehensive coverage, and achieve success in market competition.

Strengthen brand image building, design a unique brand identity, unify the brand image, strengthen word-of-mouth marketing, use social media and word-of-mouth network, increase the authority and visibility of the brand, and continue to follow up and maintain the brand image, improve product strength and creativity.

Maintain enterprise competitiveness and achieve sustainable development. Strengthen research and development investment and in-depth understanding of market needs, establish an innovation culture, encourage employees to propose new ideas and creativity, and create an open innovation atmosphere. Reward and recognize the innovation results to stimulate the innovation enthusiasm of employees. Strengthen cooperation and exchanges, establish cooperative relations with universities and scientific research institutions, and jointly carry out research and development projects.

Participate in industry exhibitions, seminars and other activities to exchange experience with peers and obtain the latest technology and information. Optimize product development process, adopt agile development, lean production and other methods to improve product development efficiency and quality. We will pay attention to the protection of intellectual property rights, apply for patents, trademarks and other intellectual property rights in a timely manner, and protect innovation achievements.

On October 3, 2024, Datasea entered into subscription agreements, dated September 27, 2024 (the “Subscription Agreements”), with three non-U.S. investors (the “Investors”), including Zhixin Liu, the Company’s Chairwoman of the Board, Chief Executive Officer, President and Secretary, and Fu Liu, a Director of the Company, pursuant to which the Company agreed to sell and the Investors agreed to purchase an aggregate of 1,932,224 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $2.06 per share (the “Purchase Price”), which was equal to the closing price of the Common Stock on The Nasdaq Capital Market on September 26, 2024 (the “Offering”). Pursuant to the terms of the Subscription Agreements, each Investor was required to pay the Purchase Price for the number of Shares such Investor purchased within 15 business days of September 27, 2024. As of October 15, 2024, the Company had received the Purchase Price from each Investor, representing gross proceeds in the aggregate amount of approximately $4.0 million, and all of the Shares had been issued. The proceeds raised in the Offering will primarily be used to support the Company’s future business operations, including investments in acoustic high-tech related products design upgrade, working capital for mass production and on-line sales, acquiring intellectual property, and working capital for the promotion and sales of 5G AI multimodal digital business products.

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

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024, the Company entered into subscription agreements dated September 27, 2024 (the “Subscription Agreements”) with three non-U.S. investors, including Zhixin Liu, the Company’s Chairwoman, CEO, President, and Secretary, and Fu Liu, a Director of the Company. Under these agreements, the Company agreed to sell, and the Investors agreed to purchase, a total of 1,932,224 shares of Common Ctock, , at a purchase price of $2.06 per share, which was the closing price on the Nasdaq Capital Market as of September 26, 2024 (the “Offering”). Each Investor was required to pay for their Shares within 15 business days of September 27, 2024.

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

New Software Copyright Acquired From July 1, 2024 to Dec 31, 2024

Software Copyright Owned by Shuhai Beijing

No.	Certification	Certificate No.
1	Shuhai Information Beauty multimodal assistant user end	Ruan Zhu Deng Zi No. 13940802
2	Park customer situation multimodal data management system	Ruan Zhu Deng Zi No. 13935684
3	Digital marketing cloud document integrated management system	Ruan Zhu Deng Zi No. 13934629
4	5G intelligent multimodal ERP management system	Ruan Zhu Deng Zi No. 13941972
5	Acoustic intelligent living terminal equipment management system	Ruan Zhu Deng Zi No. 14412403
6	Store interactive intelligent service management system	Ruan Zhu Deng Zi No. 14280647

Software Copyright owned by Xunrui Technology

No.	Certification	Certificate No.
1	5G message integrated order management system	Ruan Zhu Deng Zi No. 14292596
2	Beauty store operation management system	Ruan Zhu Deng Zi No. 14301728
3	Smart agriculture plant growth analysis system	Ruan Zhu Deng Zi No.14292600
4	Intelligent Internet of Things health care management system	Ruan Zhu Deng Zi No. 13927009
5	Intelligent emergency integrated management system	Ruan Zhu Deng Zi No.14292610

Software Copyright owned by Tianjin Information Sea

No.	Certification	Certificate No.
1	Interactive integrated service procurement management system	Ruan Zhu Deng Zi No. 13935831
2	Decompression acoustic brain wave software	Ruan Zhu Deng Zi No. 14129289
3	Acoustic equipment performance test management platform	Ruan Zhu Deng Zi No.14129243
4	Acoustic sleep environment noise control management system	Ruan Zhu Deng Zi No. 14129261
5	Intelligent acoustic health sleep management software	Ruan Zhu Deng Zi No.14129276

Software Copyright owned by Guozhong Time

No.	Certification	Certificate No.
1	Enterprise digital procurement service platform	Ruan Zhu Deng Zi No. 14422388
2	Online transaction collection digital system	Ruan Zhu Deng Zi No. 14246469
3	Online transaction intelligent service robot management platform	Ruan Zhu Deng Zi No.14247983

Patent owned by Tianjin Information Sea

No.	Certification	Certificate No.
1	Audio playback system based on voltage following	ZL 2018 1 0008029.2
2	A B-ultrasound image target detection method and a B-ultrasound scanner	ZL 2022 1 0061012.X

Results of Operations

Comparison of the three months ended December 31, 2024, and 2023

The following table sets forth the results of our operations for the three months ended December 31, 2024, and 2023, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2024	% of Revenues	2023	% of Revenues
Revenues	$20,456,404		$11,348,469
Cost of revenues	20,038,952	98.0%	11,246,234	99.1%
Gross profit	417,452	2.0%	102,235	0.9%
Selling expenses	407,669	2.0%	1,149,944	10.1%
Research and development	74,402	0.4%	117,371	1.0%
General and administrative expenses	1,173,733	5.7%	623,456	5.5%
Total operating expenses	1,655,804	8.1%	1,890,711	16.7%
Loss from operations	(1,238,352)	(6.1)%	(1,788,536)	(15.8)%
Non-operating income (expenses), net	110,636	0.5%	(44,564)	(0.4)%
Loss before income taxes	(1,127,716)	(5.5)%	(1,833,100)	(16.2)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest from continuing operation	(1,127,716)	(5.5)%	(1,833,100)	(16.2)%
Income before noncontrolling interest from discontinued operation	-	-%	-	-%
Less: loss attributable to noncontrolling interest from continuing operation	8,562	0.04%	(61)	(0.001)%
Net loss to the Company from continuing operation	(1,136,278)	(5.6)%	(1,833,039)	(16.2)%
Net income (loss) to the Company from discontinued operation	-	-%	-	-%
Net loss to the Company	$(1,136,278)	(5.6)%	(1,833,039)	(16.2)%

Revenues

We had revenues of $20,456,404 and $11,348,469 for the three months ended December 31, 2024, and 2023, respectively, which shows a $9,107,935 increase by comparing with the same period of 2023, an increase of 80.3% over the same period last year. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the three months ended December 31, 2024, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The Company’s 5G AI multimodal digital business is an industry leader, and the continued expansion of the Company’s customer base supports the continued significant improvement of the business.

From October 1, 2024, to December 31, 2024, the Company generated revenue of $20,456,404, including $20,085,988 from the 5G AI multimodal digital business, $326,936 from software licensing, 43,304 from acoustic intelligence business and $176 from other. From October 1, 2023, to December 31, 2023, the Company generated revenue of $11,348,469, including $11,276,319 from the 5G AI multimodal digital business, $2,862 from the acoustic intelligence and $69,288 from other.

The reasons for the sustained high-speed growth of the 5G business.

Firstly, the empowerment of AI technology. Through its innovative 5G+AI technology, Datasea has achieved the efficient integration of multimodal data. By utilizing cross-modal semantic calibration and multi-head cross-attention mechanisms, the Company significantly improves the accuracy of projecting multimodal feature spaces while optimizing AI model training costs, thereby advancing its industry-leading technological position. The platform further optimizes resource allocation and scheduling through intelligent algorithms, enabling real-time monitoring and remediation of potential issues in marketing applications. This provides enterprises with personalized and refined marketing services, reducing operational risks and enhancing customer satisfaction. Leveraging the low latency and high-speed transmission capabilities of 5G technology alongside robust AI intelligent analysis, Datasea creates entirely new business models and marketing opportunities for enterprises, thereby enhancing market competitiveness and driving revenue growth. Datasea has deeply cultivated its presence in various sectors including finance, entertainment, logistics, agriculture, and healthcare. For example, in the media and entertainment domain, the combination of 5G+AI multimodal digital technology delivers a richer user experience. Users can access high-quality media content such as ultra-high-definition videos and interactive entertainment services anytime and anywhere. Moreover, AI algorithms can recommend personalized content based on user interests and behaviors, thereby enhancing user satisfaction and engagement in 5G+AI-related services.

Secondly, The Company’s upstream and downstream chain maintenance and experience accumulation and precipitation eventually formed a huge loyal customer base, but also closely related to the thriving vitality of the 5G market.

Through its own sales team, the Company vigorously promotes and publicizes its research and development results and technology display in 5G sales, actively participates in important seminars and business fairs around the country, and deeply explores the target customers related to 5G news. Through painstaking efforts and keen business acumen, we have actually obtained a stable customer flow.

The Company’s top five customers for 5G AI multimodal digital business at this stage are Qingdao Ruizhi Yixing Information Technology Co., LTD., Shanghai Shixun Network Technology Co., LTD., Wuhan Xiaoming Technology Co., LTD., Xinyi Xinfanfa Information Technology Co., LTD., Nanjing Linghui Information Engineering Co., LTD.

Through close business cooperation, the above customers have become stable and loyal partners of the Company, and will work together in the future.

In terms of marketing promotion, the Company has hired a professional cooperative marketing team to introduce and recruit suitable and high-quality stable customers for the Company. From the fourth quarter of 2023, the sales of the Company’s 5G Multimodal communication business has witnessed explosive growth, and the sales in the second quarter of 2024 have significantly increased compared with the same period of last year.

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

Cost of Revenues

We recorded $20,038,952 and $11,246,234 cost of revenues for the three months ended December 31, 2024 and 2023, respectively, which shows a $8,792,718 increase by comparing with the same period of 2023. For the three months ended December 31, 2024, cost of revenues was mainly the 5G AI multimodal digital platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G AI multimodal digital. For the three months ended December 31, 2024, the cost of 5G AI multimodal digital was $19.71 million, the cost of software licensing was $317,414 and the cost of acoustic intelligence business was $16,184. For the three months ended December 31, 2023, cost of revenues was mainly the 5G Multimodal communication service platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G Multimodal communication.

Gross Profit

Gross profit for the three months ended December 31, 2024, was $417,452 compared to $102,235 for the three months ended December 31, 2023, which shows a $315,217 increase by comparing with the same period of 2023. The increase in gross profit was mainly due to the increase in sales for the three months ended December 31, 2024.

Gross margin is 2.0% and 0.9% for the three months ended December 31, 2024, and 2023. The increase in gross margin was mainly due to the Company’s significant increase in market share and significant increase in operating income. The increase in gross profit means that the Company has great potential for development and operation.

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

Further measures to improve the gross profit margin of enterprises:

1.	Reasons for the Company’s choice of temporary cost leadership strategy: Due to the fierce competition in the 5G AI multimodal digital business market, the Company has established a good cooperative relationship with major customers in order to quickly occupy the market, promote the Company’s 5G AI multimodal digital business, and temporarily yield profits at this stage, which is a period of market expansion.

2.	Sales rebate and marketing reasons: In the marketing of 5G AI multimodal digital business, centralized procurement is made for customers’ prepaid accounts to ensure the security of the Company’s funds. At this stage, sales to customers have a certain amount of sales rebates and marketing expenses.

3.	According to the progress of the Company’s strategic development, the cost of marketing promotion and sales rebate will be reduced and the gross profit rate will gradually increase after the customer group is stable and competitive.

4.	The Company vigorously expands 5G related businesses, the most important purpose is to obtain market traffic and improve market brand influence. It can let more people know about the Company, and increase its exposure and visibility. 5G related services have become a tool to attract traffic and improve brands, which can drive revenue of other projects.4.

5.	Actively carrying out 5G AI multimodal digital related business can attract more users’ attention and establish a good interactive relationship with users, which can firmly obtain a large number of loyal long-term user groups for the Company, which has great potential for us to expand other revenue businesses and obtain new profit growth. It can drive business and revenue expansion in 5G AI micro, small and medium-sized enterprises platform, 5G Internet of Things and other fields. In addition, the Company will continue to deploy its 5G+AI digital system tailored to the needs of Meikang in more than 460 offline stores, providing personalized customer service, data-driven marketing and efficient store management, and is expected to earn more than 10% of the technical service fee revenue.

6.	Upgrade the business model, increase the proportion of sales of acoustic high-tech products, Scale-up of acoustic disinfection products through signed home beauty industry partners covering more than 460 stores. Including ultrasonic sterilizers and non-contact sleep AIDS, driving sales of high-margin acoustic products. As well as the promotion of different industry application areas, high additional areas, improve gross profit margin.

7.	High gross profit acoustic high -tech products short-term plan (Expected to launch in 2025): Applications of environmental acoustic technology and cardio-brain acoustic technology include: Pet disinfection and deodorization purifier, mechanical wave-based cortisol regulation device for brain tissue.

8.	High gross profit acoustic high -tech product long-term planning: precision design and manufacturing of acoustic industrial products, acoustic agricultural products, acoustic medical products, acoustic medical products, acoustic IoT products

Market prospects and technological innovation

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

Combining the advantages of “Internet of Things+” intelligent terminals and 5G Multimodal industry chain, Shuhai Beijing is advancing with the time, taking the train of the 5G era, and developing 5G Multimodal communication/phone top up business. At this stage, Shuhai Beijing is carrying out the development, operation and promotion services of the Internet of Things market and increasing the effective combination of resources with Mobile Internet enterprises and the Internet of Things industrial chain.

Technological innovation and application of digital sea platform

The 5G+AI multi-modal digital platform of Suhai integrates advanced AI algorithms and multi-modal data processing technology, which can efficiently process multi-source data from text, image, audio, video and other sources, and provide accurate and efficient data support. The core advantage of this platform is the strong AI technology development capability, which can automate complex business processes and improve the efficiency and accuracy of data processing. By applying Transformer model to multi-modal data fusion, Suhai realizes the whole process of data collection, analysis and decision making, which significantly improves service efficiency and user experience.

The platform has a wide range of application scenarios, involving many fields such as improving the understanding ability of artificial intelligence systems and natural human-computer interaction. Especially in the field of marketing, the application of AI digital human technology enables the platform to achieve automated promotion, intelligent content generation and accurate information transmission, further promoting the intelligence and efficiency of the platform.

Future outlook and gross margin improvement

In 2023, the 5G AI multimodal digital business of Shuhai Information accounts for a relatively large proportion of total revenue, because at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the traffic top-up business is generally low. As a result, the annual gross margin level is low, with a gross margin of about 0.9%. In 2024, through revenue diversification, the Company increased software copyright sales and 5G AI micro, small and medium-sized enterprise platform sales, while the sales of acoustic high-tech products have achieved a small launch, and these revenues belong to high gross profit products and services, generally pushing up the average level of gross profit margin. Gross margin of 2% in 2024.

The Company’s focus on 5G AI multimodal top up business is to integrate new resources, expand 5G-related new business, combined with the Company’s deep cultivation and accumulation in 5G AI digital related over the years, take this opportunity to develop more 5G-related business, use the private domain traffic of end customers, and convert it into end customers of acoustic high-tech products, so as to increase the revenue of the Company’s two major business modules.

To increase the proportion of sales of acoustic high-tech products, Scale-up of acoustic disinfection products through signed home beauty industry partners covering more than 460 stores. Including ultrasonic sterilizers and non-contact sleep AIDS, driving sales of high-margin acoustic products. As well as the promotion of different industry application areas, high additional areas, improve gross profit margin.

In China’s mature and transparent market today, gross margins on services are far greater than those on hardware sales. The improvement of gross profit margin shows that the Company’s measures to improve gross profit margin are gradually showing effect: 1) costs will be reduced by economic scale over a larger number of customers base and the increase in production; 2) the Company, by adopting the differentiation strategy, grows brand recognition and customer loyalty, strengthening the Company’s pricing power; 3) As the scale of 5G AI multimodal communication traffic top up services and the number of serviced customers, along with service quality, continue to improve, customized and value-added services, as well as service fees, will gradually increase. This will boost the profitability of the Company’s related businesses. The Company will continue to increase the share of high-gross profit products in the sales while increasing the revenue, so as to further improve the gross profit rate and give investors a better return on investment.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $407,669 and $1,149,944 for the three months ended December 31, 2024 and 2023, respectively, representing a decrease of $742,275 or 64.5%. The decrease was mainly due to the decreased in advertising and marketing expenses by $787,641, which was partly offset by increased payroll expense by $20,027 and increased other selling expenses by $25,339.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $74,402 and $117,371 during the three months ended December 31, 2024, and 2023, respectively, which shows a $42,969 or 36.6% decrease by comparing with the same period of 2023.

Research and development expenses of $74,402 for three months ended December 31, 2024. The Company’s research and development results include but are not limited to the following:

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

Our Acoustics and 5G intelligent products and solutions are able to serve more than 52 million enterprises and businesses of all types (over 99% are SMEs) and households in China with digital and intelligent services.

Market Promotion Team

The Company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the Company and facilitate the signing of contracts with these new clients.

General and administration expenses increased $550,277, or 88.3% from $623,456 during the three months ended December 31, 2023, to $1,173,733 during the three months ended December 31, 2024. The increase was mainly due to increased professional service fee by $378,750, increased amortization expense of intangible assets by $161,704 and increased auto expense by $29,592, which was partly offset by decreased travel expense by $17,004.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income was $110,636 for the three months ended December 31, 2024, consisting mainly of interest income of $875 and other income of $109,761. Non-operating expenses were $44,564 for the three months ended December 31, 2023, consisting mainly of interest income of $1,623 and other expenses of $46,187.

Net Loss from continuing operation

We generated net loss from continuing operation of $1,127,716 and $1,833,100 for the three months ended December 31, 2024, and 2023, respectively, a $705,384 or 38.5% decrease as compared with the same period of 2023. The decrease in net loss was mainly due to the increase in gross profit, increase in other income and decrease in operating expenses as explained above.

Comparison of the six months ended December 31, 2024, and 2023

The following table sets forth the results of our operations for the six months ended December 31, 2024, and 2023, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2024	% of Revenues	2023	% of Revenues
Revenues	$41,537,498		$18,229,212
Cost of revenues	40,923,065	98.5%	18,052,242	99.0%
Gross profit	614,433	1.5%	176,970	1.1%
Selling expenses	1,403,718	3.4%	1,234,391	6.8%
Research and development	177,481	0.4%	272,375	1.5%
General and administrative expenses	2,302,136	5.5%	1,316,516	7.2%
Total operating expenses	3,883,335	9.3%	2,823,282	15.5%
Loss from operations	(3,268,902)	(7.9)%	(2,646,312)	(14.5)%
Non-operating income (expenses), net	170,517	0.4%	(52,322)	(0.3)%
Loss before income taxes	(3,098,385)	(7.5)%	(2,698,634)	(14.8)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest from continuing operation	(3,098,385)	(7.5)%	(2,698,634)	(14.8)%
Income before noncontrolling interest from discontinued operation	-	-%	833,546	4.6%
Less: loss attributable to noncontrolling interest from continuing operation	(118)	(0.0003)%	(9,993)	(0.1)%
Net loss to the Company from continuing operation	(3,098,267)	(7.5)%	(2,688,641)	(14.7)%
Net income (loss) to the Company from discontinued operation	-	-%	833,546	4.6%
Net loss to the Company	$(3,098,267)	(7.5)%	(1,855,095)	(10.2)%

Revenues

We had revenues of $41,537,498 and $18,229,212 for the six months ended December 31, 2024, and 2023, respectively, which shows a $23,308,286 or 127.86% increase as compared with the same period of 2023.. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the six months ended December 31, 2024, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The Company’s 5G AI multimodal digital business is an industry leader, and the continued expansion of the Company’s customer base supports the continued significant improvement of the business.

From July 1, 2024, to December 31, 2024, the Company generated revenue of $41,537,498, including $41,161,572 from the 5G AI multimodal digital business, $3,046 from Smart City Business, $45,768 from acoustic intelligence business and $326,936 from software licensing. From July 1, 2023, to December 31, 2023, the Company generated revenue of $18,229,212, including $18,156,782 from the 5G messaging business, $69,288 from other services and $3,142 from the acoustic intelligence.

This is inseparable from the Company’s research and development support and personnel support over the years, the Company’s upstream and downstream chain maintenance and experience accumulation and precipitation eventually formed a huge loyal customer base, but also closely related to the thriving vitality of the 5G market.

Through its own sales team, the Company vigorously promotes and publicizes its research and development results and technology display in 5G sales, actively participates in important seminars and business fairs around the country and deeply explores the target customers related to 5G news. Through painstaking efforts and keen business acumen, we have actually obtained a stable customer flow.

The Company’s top five customers for 5G AI multimodal digital business at this stage are Qingdao Ruizhi Yixing Information Technology Co., LTD., Shanghai Shixun Network Technology Co., LTD., Wuhan Xiaoming Technology Co., LTD., Xinyi Xinfanfa Information Technology Co., LTD., Nanjing Linghui Information Engineering Co., LTD. Through close business cooperation, the above customers have become stable and loyal partners of the Company and will work together in the future.

In terms of marketing promotion, the Company has hired a professional cooperative marketing team to identify and recruit suitable, high-quality, and stable customers. Since the fourth quarter of 2023, the sales of the Company’s 5G Multimodal communication business has experienced explosive growth, with the sales in the second quarter of 2024 showing significant increase compared to the previous quarter.

Currently, the Company’s research and development technology in 5G AI multimodal digital is leading the industry. After expanding its customer base over the long term, the Company has established a stable group of clients. Additionally, the Company has hired a professional team to promote its 5G Multimodal communication business p. We signed 5G communication marketing service agreements with several marketing companies that have extensive experience in IoT market development, operations, and promotion services. These companies have strong integration with mobile Internet enterprises, the IoT industry chain, and other resources, along with impressive capabilities in channel expansion, sales, and operations. This business segment represents stable growth of the Company, and moving forward, we will continue to expand steadily, and rapidly in the 5G AI multimodal digital business.

Furthermore, in terms of the commercialization of acoustic technology, we are scaling up acoustic disinfection products through partnerships with home beauty industry companies, which cover over 460 stores. These products Include ultrasonic sterilizers and non-contact sleep aids. These advanced acoustic technology products not only enhance the service quality of partner stores but also improve the customer experience and drive sales.

Regarding the expansion of the 5G + AI digital health system, The Company will continue to deploy its 5G+AI digital system, tailored to the needs of Meikang, in over 460 offline stores. This system will provide personalized customer service, data-driven marketing and efficient store management, generating revenues through technical service fees.

Cost of Revenues

For the six months ended December 31, 2024, we recorded a cost of revenues of $40,923,065, compared to $18,052,242 for the same period in 2023, reflecting an increase of $22,870,823. The cost of revenues for the six months ended December 31, 2024, was primarily driven by 5G AI multimodal digital platform fees and cloud platform construction costs paid to suppliers. The increase in the cost of revenues was mainly due to the higher revenue generated from the 5G AI multimodal digital segment.

For the six months ended December 31, 2024, the costs were as follows: $40.59 million for 5G AI multimodal digital, $1,716 for smart city, $317,414 for software licensing, and $16,593 for the acoustic intelligence business. For the six months ended December 31, 2023, the costs were as follows: $17.98 million for 5G multimodal communication, $68,142 for other services, and $141 for the intelligent acoustics business.

Gross Profit

Gross profit for the six months ended December 31, 2024, was $614,433 compared to $176,970 for the six months ended December 31, 2023, representing an increase of $437,463. This increase in gross profit was primarily driven by higher sales during the six months ended December 31, 2024.

Gross margin was 1.5% for the six months ended December 31, 2024, compared to 1.0% for the same period in 2023.The increase in gross margin was mainly due to the Company’s significant increase in market share and operating income. The growth in gross profit indicates that the Company has substantial development potential in its operations, including:

●	Improved Shareholder Returns: An increase in gross profit typically leads to higher net profit, which boosts dividend distribution and stock value for shareholders. This, in turn, enhances shareholder confidence and attracts more investors.

●	Consolidation of Market Position: A higher gross profit makes the Company more competitive, enabling it to attract more customers through price advantages, superior product quality, or service differentiation. This allows the Company to expand its market share and further strengthen its position in the market.

●	Innovation and R&D Investment: The increase in gross profit provides the Company with more resources for innovation and R&D. This supports the development of new products, improvements to existing offerings, and the ability to adapt to changing market demands, all of which contribute to maintaining technological leadership and sustainable growth.

Improving Business Model Integration and Market Channels:

●	Use Multiple Marketing Channels: By optimizing and integrating various marketing channels, the Company can reach a broader range of target customers, improve efficiency, meet customer needs, and reduce risks. This multi-channel strategy enhances the effectiveness of market coverage, positioning the Company for success in the competitive landscape.

●	Enhance Product Brand: Strengthening brand image is key to building customer loyalty and recognition. The Company should focus on designing a unique brand identity, unifying its image, and leveraging word-of-mouth marketing through social media to increase brand visibility and authority. Continuous maintenance of the brand’s image will improve product strength and creativity.

●	Improve Sales Personnel Effectiveness: Salespeople should be focused on achieving results, ensuring that every sales activity addresses customer pain points and drives conversions. A deep understanding of customer needs allows for tailored solutions, fostering trust and recognition. Salespeople should continuously enhance their communication and negotiation skills, undergo professional development, and adapt to market changes in order to provide the best possible customer service.

●	Foster Innovative Product Development and Production: To maintain competitiveness and achieve sustainable development, the Company should increase investment in R&D and deepen its understanding of market needs. Building a culture of innovation, encouraging employee creativity, and collaborating with universities and research institutions will drive progress. Participation in industry exhibitions and seminars will facilitate knowledge exchange, helping the Company stay updated on the latest technologies. Optimizing the product development process and protecting intellectual property through patents and trademarks will safeguard the Company’s innovations.

●	By focusing on these areas, the Company can strengthen its position in the market, enhance its growth potential, and continue to deliver value to shareholders and customers alike.

Selling, General and Administrative, and Research and Development Expenses

Selling expenses for the six months ended December 31, 2024 were $1,403,718, compared to $1,234,391 for the same period in 2023, reflecting an increase of $169,327, or 13.72%. The increase was mainly due to the increase advertising and marketing expenses, which rose by $96,760, increased in service fee by $16,008, increased in payroll expense by $15,862, and increased in other selling expenses by $36,966.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products, while continuing to develop 5G-related applications. We incurred R&D expenses of $177,481 and $272,375 during the six months ended December 31, 2024, and 2023, respectively, representing a decrease of $94,894 or 34.84% as compared to the same period of 2023.

Research and development expenses for the six months ended December 31, 2024, totaled $177,481. The Company’s research and development efforts have yielded several significant outcomes, including:

As one of the leading service providers in China’s 5G AI multimodal digital field, Datasea has developed a range of primary products and services targeting different customer needs. These include:

o	5G AI multimodal new media marketing service platform

o	5G AI multimodal Smart Agriculture (Digital Rural) Service Platform

o	5G AI multimodal platform for small and micro-enterprise services

o	5G AI multimodal traffic top-up platform These 5G AI multimodal digital business applications are designed for various industries in China, incorporating AI-driven payment system applications, big data analytics, and predictive models.

●	Datasea has completed a revolutionary upgrade of its core 5G multimodal communication business with AI processing technology. This upgrade enables the AI creation and generation of diverse forms of information, including sound, text, images, and videos. Additionally, it supports efficient transmission and AI-powered digital human marketing functions. This capability empowers numerous industries and clients by enhancing brand recognition, acquiring customers, promoting markets, and boosting revenue.

●	In the field of acoustic high-tech business, Datasea is one of the pioneers in introducing the concept of “acoustic effect” globally. The Company exports cutting-edge acoustic high-tech products and solutions worldwide. Combining basic acoustic theory with artificial intelligence, Datasea applies acoustic technology and the acoustic effect technical system to collect and process acoustic data. The Company utilizes non-audible mechanical wave effects to address various challenges. With world-leading acoustic equipment and algorithm models, Datasea’s acoustic technologies and products are widely used in sectors such as agriculture, industry, healthcare, and IoT technology. Notably, in the field of ultrasonic technology, the Company applies the effects of ultrasonic cavitation, thermal, and mechanical forces to meet diverse needs, including disinfection and sterilization, crop drying, safety monitoring, beauty and skincare, as well as medical health applications.

●	Datasea’s Acoustics and 5G intelligent products and solutions serve over 52 million businesses and households across China (with more than 99% being SMEs) by providing digital and intelligent services.

Market Promotion Team

The Company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the Company and facilitate the signing of contracts with these new clients.

General and administration expenses increased $985,620, or 74.87% from $1,316,516 during the six months ended December 31, 2023, to $2,302,136 during the six months ended December 31, 2024. The increase was mainly due to increased stock compensation expense by $514,297, increased in professional service fee by $369,845, increased in amortization expense of intangible assets by $113,862, increased in auto expense by $31,540, increased employee welfare expense by $11,116, and increased in meeting related expense by $10,327, which was partly offset by decreased payroll expense by $79,472.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income was $170,517 for the six months ended December 31, 2024, consisting mainly of interest income of $4,930 and other income of $165,587. Non-operating expenses were $52,322 for the six months ended December 31, 2023, consisting mainly of interest income of $1,729 and other expenses of $54,051.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546 (which was the gain on disposal of Zhangxun) for the six months ended December 31, 2023.

Net Loss from continuing operation

We generated net loss from continuing operation of $3,098,267 and $2,688,641 for the six months ended December 31, 2024, and 2023, respectively, an $409,626 or 15.24% increase by comparing with the same period of 2023. The increase in net loss was mainly due to the increase in operating expenses which was partly offset by increased gross profit as explained above.

Accounts receivable

The operating revenue of the six months ended December 31, 2024, was $41,537,498, the balance of accounts receivable was $210,980 at December 31, 2024. In the same period last year, the operating revenue was $18,229,212, and the accounts receivable balance was $54,123 at December 31, 2023. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To strengthe our ability to continue operating as a going concern, we are focusing on generating recurring revenues and sustainable operating cash flows.

We expect to generate revenue through expanding our current 5G AI multimodal digital business and acoustic intelligence business, alongwith continuous product innovation and development as well as various types of value-added services. To maintain sufficient working capital to support our operations and finance the future growth, we anticipate addressing any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and issuing securities public or private issuance of securities. However, such additional financial resources may not be available to us on favorable terms, or at all, if and when needed.

As of December 31, 2024, we had a working capital deficit of $965,209 or a current ratio of 0.62:1, and current assets in the amount of $1,595,096. As of June 30, 2024, our working capital deficit was $952,090, with a current ratio of 0.74:1, and current assets were $2,647,892.

We expect the Company to continue supporting its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms, or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2024, and 2023, respectively.

	2024	2023
Net cash used in operating activities	$(1,587,572)	$(5,633,283)
Net cash used in investing activities	$(3,957,527)	$(71,816)
Net cash provided by financing activities	$5,659,128	$6,241,781

Cash Flow from Operating Activities

Net cash used in operating activities was $1,587,572 during the six months ended December 31, 2024, compared to net cash used in operating activities of $5,633,283 during the six months ended December 31, 2023, a decrease in cash outflow of $4,045,711.

The decrease in cash outflow was mainly due to (1) increased collection of accounts receivable by $557,800, (2) decreased cash outflow on prepaid expenses and other current assets by $3.39 million, (3) increased payment received from customers for unearned revenue by $549,360, and (4) decreased payment on lease liabilities by $40,758, despite we had increased cash outflow on accounts payable by $0.62 million.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $3.96 million for the six months ended December 31, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $7,255 and cash paid for acquisition of intangible assets by $3.95 million. Net cash used in investing activities totaled $71,816 for the six months ended December 31, 2023, which consisted of cash paid for the acquisition of office furniture and equipment of $3,683, cash paid for acquisition of intangible assets by $68,098, and cash loss due to disposal of subsidiary of $35.

Cash Flow from Financing Activities

Net cash provided by financing activities was $5,659,128 during the six months ended December 31, 2024, which was net proceeds from sale of our common stock through an equity financing of 5,939,133, which was partly offset by repayment of loan payables of $40,698 and repayment to related parties of $239,307. Net cash provided by financing activities was $6,241,781 during the six months ended December 31, 2023, which was the net proceeds from loans payable of $153,659, from related parties of $116,841 and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $2,090,005.

Loan from banks

On April 10, 2024, Guozhong Times entered into a loan agreement with the Bank of Beijing in the amount of RMB 500,000 ($70,158) for a term of 12 months, and a preferential annual interest rate of 3.45% payable on the 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $610 and $1,229, respectively, in interest expense for this loan. As of December 31, 2024, $69,557 was recorded as current liabilities.

On April 23, 2024, Guozhong Times entered into a loan agreement with the Beijing Rural Commercial Bank Economic and Technological Development Zone Branch in the amount of RMB 550,000 ($77,173) for a term of 12 months and an annual interest rate of 4.95% payable on the 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $961 and $1,939, respectively, in interest expense for this loan. As of December 31, 2024, $76,512 was recorded as current liabilities.

On April 25, 2024, Shuhai Beijing entered into a loan agreement with the Industrial Bank Co., Ltd in the amount of RMB 2,000,000 ($280,631) for a term of 12 months and a preferential annual interest rate of 3.88%, payable on the 21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $2,741 and $5,527, respectively, in interest expense for this loan. As of December 31, 2024, $278,226 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 28, 2024, Guozhong Times entered into a loan agreement with China Everbright Bank in the amount of RMB 1,000,000 ($140,315) for a term of 12 months, and an annual interest rate of 3.4%, payable on the21st of each month. For the three and six months ended December 31, 2024, the Company recorded and paid $1,201 and $2,422, respectively, in interest expense for this loan. As of December 31, 2024, $139,113 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered into a loan agreement with the Bank of China for the amount of RMB 4,000,000 ($561,262) for a term of 12 months and a preferential annual interest rate of 2.30% payable on the 21st of the third months of each quarter. For the three and six months ended December 31, 2024, the Company recorded and paid $3,518 and $6,552, respectively, in interest expense for this loan. As of December 31, 2024, $556,452 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

As of December 31, 2024, the total liabilities of Datasea are $2,677,125, which shows a 25.64% decrease from June 30, 2024. The decrease of liability is due to the decrease of accounts payable by $761,274, increase due to related parties by $242,941, decreased accrued expense and other payables by $97,077 and decreased bank loan payable by $50,438, which was partly offset by increased unearned revenue by $86,275, and increased operating lease liabilities by $142,598.

Financial index analysis

As of December 31, 2024, and June 30, 2024, the Company’s inventory was US$319,932 and US$153,583, respectively, reflecting an increase of US$166,349, or a growth rate of 108.31%, compared to the same period as of the end of the previous fiscal year. The Company has achieved a certain production scale through continuous investment in acoustic intelligent products and independent research and development and leveraging existing advantages and capabilities to open new markets and generate additional revenue to meet customer needs..

Increasing inventory ensures that the Company has enough products or raw materials to meet customer orders, preventing stock shortage, and improving customer satisfaction. Moreover, maintaining higher inventory levels helps the Company address sudden demand spikes or price increases, reduces the risk of supply chain disruptions, and minimizes waiting times in the production process, thereby enhancing production efficiency. By increasing inventory purchases, the Company can also secure discounts and concessions for bulk orders, lowering procurement costs. Additionally, a larger inventory enables the Company to meet market demand promptly and capitalize on sales opportunities during promotions or peak seasons..

As of December 31, 2024, and June 30, 2024, the Company’s cash balance stood at $268,101 and $181,262, respectively, reflecting an increase of $86,839 or 47.91% compared to the end of the prior fiscal year. This increase is primarily attributable to successful financing during the quarter, which involved investments from major shareholders and capital market funds. This funding has enabled the Company to expand its scale, increase research and development, strengthen its intellectual property portfolio, and broaden market expansion, thereby enhancing the competitiveness of the Company’s brand and laying a solid foundation for its sustainable development. The rise in sales revenue, driven by higher demand for products and services, coupled with capital inflows from expanded financing channels, has allowed the Company to optimize its asset structure and bolster its financial strength and liquidity.

As of December 31, 2024, and June 30, 2024, the Company’s accounts receivable balance was $210,980 and $718,546, respectively, marking a decrease of $507,566 or 70.64% from the end of the prior fiscal year. This reduction indicates that the Company has improved its ability to convert claims from credit sales into cash more quickly, thereby enhancing the speed and availability of funds. The Company can now deploy funds more flexibly for production, operations, investment expansion, or debt repayment, reducing the risk of capital shortages. A reduction in accounts receivable contributes to a healthier balance sheet, improving financial indicators such as the current ratio and quick ratio, and strengthening solvency and credit ratings. Additionally, it lowers the Company’s reliance on external financing, thus reducing interest expenses and financing costs. The Company’s focus on strengthening credit management has allowed for faster turnover of external funds, supporting better capital flow.

For the six months ended December 31, 2024, and 2023, the Company’s revenue was $41,537,498 and $18,229,212, respectively, reflecting an increase of $23,308,286 or 127.86% from the same period last year. This growth in revenue was primarily driven by the rapid expansion of the 5G AI multimodal digital business. The Company has consistently sought out high-quality customers, maintained its market share, and continuously expanded its customer base.

Market Share Expansion: Through effective marketing strategies and high-quality products or services, the Company gains a competitive advantage and captures more market share, leading to an increase in operating income.

Sales Channel Expansion: By developing new sales channels, the Company can extend the reach of its products or services, thereby boosting sales revenue.

Customer Base Expansion: The Company has successfully attracted more new customers while maintaining the loyalty of existing ones, leading to a larger customer base and driving revenue growth.

Favorable Industry Trend: The industry is experiencing an upward trend, with a positive market environment providing favorable conditions for the Company’s operating income growth.

Improved Operational Efficiency: Operational improvements, such as optimizing production processes, reducing costs, and enhancing product quality and delivery speed, have bolstered the Company’s competitiveness and sales.

Improved Macroeconomic Environment: As the overall economic situation improves, consumer confidence rises, and business investment increases, demand for the Company’s products or services is likely to grow, further driving operating income growth.

For the three months ended December 31, 2024, and 2023, the Company’s gross profit was $614,433 and $176,970, respectively, an increase of $437,463, or 247.20% from the same period last year. This significant increase was primarily driven by the Company’s expanded market share and increased operating income. The growth in gross profit highlights the Company’s strong potential for further development and operational success.

Improved Shareholder Returns: A higher gross profit typically leads to an increase in net profit, which, in turn, boosts dividend distribution and stock value for shareholders. This enhances shareholder confidence in the Company and helps attract more investors.

Consolidation of Market Position: Higher gross profit strengthens the Company’s competitive position, allowing it to attract more customers through price advantages, product quality, or service differentiation, thereby expanding market share and solidifying its market position.

Innovation and R&D Investment: The increase in gross profit provides additional funds for innovation and R&D activities, enabling the Company to launch new products, improve existing offerings, and maintain its technological leadership and sustainable development.

As of December 31, 2024, and June 30, 2024, the Company’s accounts received in advance balance were $135,514 and $49,239, respectively, reflecting an increase of $86,275 or 175.22% from the prior fiscal year. The benefits of increased advances include:

Improved Cash Flow and Financial Stability: Advance payments enhance the Company’s cash flow, improving its financial stability.

Reduced Business Risks: With financial security from advance payments, the Company can mitigate potential losses and reduce business risks.

Demand Forecasting: Advance collections provide insights into market demand. By analyzing these payments, the Company can better understand customer needs and purchase intentions, allowing for more accurate production and sales planning and improving resource utilization efficiency.

Enhanced Market Competitiveness: The ability to collect advance payments indicates that the Company’s products or services are attractive and competitive in the market, improving its position and customer base.

Improved Customer Loyalty: Customers willing to pay in advance often demonstrate high trust and satisfaction, and offering advance payment options strengthens customer relationships, increasing loyalty and encouraging long-term cooperation.

Cost of Capital Advantage: Advance payments reduce the Company’s need for external financing, helping to lower financing costs.

As of December 31, 2024, and June 30, 2024, the capital reserve balance was $45,633,189 and $38,957,780, respectively, reflecting an increase of $6,675,409, or 17.13% from the beginning of the fiscal year. This growth was primarily due to increased stock offerings. The rise in capital reserves means the Company has obtained additional funds, enhanced its financial strength and provided more flexibility in operations.

Improved Financial Stability: The increase in capital reserves improves the Company’s capital adequacy ratio, bolstering its financial stability and ability to withstand risks.

Increased Shareholder Confidence: The capital increase, especially from major shareholders, signals their optimism about the Company’s future and growth potential. This investment supports the Company’s development and signals to the market that the Company is on a positive growth trajectory, boosting investor confidence.

Enhanced Company Strength: The additional capital enables the Company to expand production capacity, invest in R&D, improve market expansion, and enhance financial performance, thereby strengthening its competitiveness and profitability.

In the face of market volatility and uncertainty, enterprises can be more confident to cope with challenges. Additionally, an increase in capital reserves, the net asset value per share, providing a positive financial indicator for shareholders. This in turn bolsters investment confidence and positively impact the market value of enterprises.

As of December 31, 2024 and June 30, 2024, the Company’s net intangible assets were $4,081,544 and $546,001, respectively. This represents an increase of $3,535,543, or 647%. The growth in intangible assets bring several benefits to the Company:

1. Enhanced Competitiveness: Intangible assets provide the Company with unique competitive advantages in the market. These assets can support the development of distinctive products or services that set the Company apart from competitors, attracting more customers and increasing market share.

2. Creation of Economic Benefits: Intangible assets can generate direct economic benefits for the Company, contributing to its overall profitability.

3. Increased Enterprise Value: Intangible assets are a vital component of enterprise value. During mergers, acquisitions, and financing activities, the value of intangible assets plays a crucial role in determining the Company’s worth. A strong portfolio of intangible assets enhances the Company’s overall value and attracts potential investors and partners.

4. Promotion of Innovation and Development: Intangible assets resulting from research and development (R&D), such as new technologies and product designs, help foster innovation and technological progress within the Company. This not only enables the Company to meet evolving market demands but also sets the stage for long-term sustainable development.

5. Attraction and Retention of Talent: Companies with strong intangible assets, such as innovative capabilities and a solid reputation, are more likely to attract top talent. The development of intangible assets creates a dynamic environment for employees, improving job satisfaction, retaining skilled workers, and enhancing the overall quality of human resources within the Company.

In conclusion, increasing intangible assets is of paramount importance for the Company’s growth and success. It strengthens competitiveness, creates economic value, enhances overall enterprise value, and promotes sustainable development, all of which contributes to the long-term success of the business.

Going forward

Since its establishment, Datasea Inc. has rapidly grown into a leading player in the acoustic high-tech and 5G+AI multi-modal digital technology sectors, owing to its innovations. The Company has made significant strides in the acoustic technology field, while also driving the digital transformation of various industries through the integration of 5G+AI technologies. Looking ahead, the Company’s future outlook is promising, with a continued focus on technological advancements and market expansion. Below are key aspects of the Company’s strategic direction and growth potential:

I. Future Outlook of Acoustic High-tech Business

1.	Technological Innovation and Global Application

o	Datasea will continue to focus on advancing acoustic + AI precision manufacturing, driving technological innovation in the acoustic high-tech sector, and expanding its global footprint. The Company is dedicated to strengthening its leadership in acoustic technology by integrating AI-driven solutions that are set to revolutionize industries worldwide. In pursuit of this goal, Datasea plans to build a global acoustic high-tech industry market chain through strategic collaborations with markets in the U.S. and other key regions around the world.

o	To further solidify its position as a global leader, Datasea intends to establish a comprehensive market chain in the acoustic high-tech industry by deepening partnerships and expanding its research and development capabilities. Tailoring solutions to meet the unique demands of global markets, the Company aims to broaden its reach and accelerate international growth.

o	The Company will also focus on strengthening the integration of international and domestic talent, fostering an efficient and collaborative global team. This approach will enhance both its R&D and production capabilities for acoustic precision manufacturing products.

This global expansion strategy will position Datasea to play a pivotal role in the continued evolution of acoustic and AI technologies, enabling the Company to deliver cutting-edge solutions across diverse industries while contributing to the advancement of global technological innovation.

2.	Industry Application Expansion

o

Datasea will continue to broaden the application of acoustic technology across five key sectors: agriculture, industry, healthcare, IoT, and medical technology, driving the global popularization and upgrading of acoustic high-tech products.

o	The Company plans to pursue international merger and acquisition opportunities to integrate high-quality global resources, strengthen intellectual property portfolios, and further solidify its leadership position in the global acoustic industry.

3.	New Product Development and manufacturing

o	Short-term Plan (Expected to launch in 2025): Applications of environmental acoustic technology and cardio-brain acoustic technology will include: Pet disinfection and deodorization purifier, mechanical wave-based cortisol regulation device for brain tissue.

o	Medium-term planning: The focus will be on the application of environmental acoustic technology and cardio-brain acoustic technology, including the development and production of products for food, water purification, as well as cardiovascular and cerebrovascular products

o	Long-term planning: Datasea will concentrate on the precision design and manufacturing of acoustic industrial products, acoustic agricultural products, acoustic medical products, and acoustic IoT products.

II. Future Outlook of 5G+AI Multi-modal Digital Business

1.	Technological Innovation and Applications

o	Datasea will continue to leverage advanced AI processing technology to revolutionize the 5G multi-modal digital business, establishing itself as an industry leaderin technological innovation.

o	The Company plans to optimize resource allocation and scheduling through intelligent algorithms, providing real-time monitoring and solutions for potential issues in marketing applications, while, offering personalized and refined marketing services to businesses.

2.	Industry Coverage and Digital Transformation

o	Datasea will continue delivering traffic rights and technical services to customers in various sectors including banking, insurance, gaming, news apps, logistics, agriculture, healthcare, and other industries, driving digital transformation across a wide array of industries.

o	The Company aims to provide digital and intelligent services to over 124 million individual businesses and 52 million enterprises, supporting their digital transformation.

3.	Cross-industry Applications and Innovative Solutions

o	Utilizing cloud computing and 5G+AI multi-modal digital products, Datasea will support cross-industry applications, offering innovative solutions in areas such as rural revitalization, logistics, express delivery, and healthcare.

o	The Company’s goal is to assist clients in realizing business intelligence, boosting operational efficiency, reducing costs, and enhancing market competitiveness.

4.	AI Intelligent Analysis and Big Data Applications

o	Datasea will continue to utilize intelligent analysis capabilities real-time optimization, predicting and addressing potential issues to improve enterprise operations and service responsiveness.

o	The Company plans to provide personalized customer experiences through AI intelligent analysis, helping businesses gain precise insights into consumer needs and implementing refined, cost-effective marketing strategies that foster customer loyalty.

III. Comprehensive Outlook

1.

Technological Innovation and Global Expansion

Datasea will maintain its focus on technological innovation, driving the development of acoustic high-tech and 5G+AI multi-modal digital technologies to advance the intelligence and digitization of the global acoustic industry. The Company plans to build a global acoustic high-tech industry chain through international expansion, talent integration, and strategic mergers and acquisitions, solidifying its leadership in the global acoustic sector. Furthermore, Datasea will deepen collaboration with international markets, expanding the global application of acoustic high-tech while enhancing R&D and production capabilities.

2.

Intellectual Property Protection and Brand Enhancement

Datasea will continue to safeguard its technological innovations globally through patent protection, enhancing its brand influence to maintain its leadership in the global acoustic intelligence market. This approach will not only reinforce the Company’s technological edge but also significantly elevate brand value, expanding its reach in global markets.

3.

Cross-border Risk Control and Compliance Management

As international expansion deepens, Datasea will establish a robust global risk control system, employing intelligent risk control technologies and cross-border data compliance management to ensure stable operations and compliance during its global expansion. This will be a critical element in maintaining steady growth and addressing the challenges posed by global markets.

Through sustained technological innovation and market expansion, Datasea is poised for significant business growth and an increase in market share in the coming years, gradually positioning itself as a global leader in the acoustic high-tech and 5G+AI multi-modal digital technology sectors. With a comprehensive strategy encompassing patent protection, brand enhancement, and risk management, Datasea will solidify its market position and open new opportunities for the future, providing smarter solutions for global clients and generating higher commercial and social value.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Management’s Strategies for Enhancing Internal Control:

In the previous fiscal year, we recognized the weaknesses in our internal control over financial reporting and have taken proactive steps to enhance and refine our internal control framework. These initiatives primarily include:

1. Strengthen the expansion of market channels

Use multiple marketing channels to attract customers, enhance brand awareness and increase sales. By optimizing and integrating multiple marketing channels, it can cover a wider range of target customer groups, improve efficiency and effectiveness, meet customer needs, reduce risks, achieve multi-channel comprehensive coverage, and achieve success in market competition.

2. Improve gross profit margin

The Company’s focus on 5G AI multi-mode traffic business is to integrate new resources, expand 5G-related new business, combined with the Company’s deep cultivation and accumulation in 5G news over the years, take this opportunity to develop more 5G-related business, use the private domain traffic of end customers, and convert it into end customers of acoustic high-tech products, so as to increase the revenue of the Company’s two major business modules.

3. Introduction of technical personnel

Define the talent needs and objectives, track and manage potential technical talents by creating a good working environment and establishing a talent pool, and strengthen cooperation with scientific research institutions and universities, simplify the process and procedures of talent introduction, and optimize the process of talent introduction. Make the best use of people’s talents.

4. The patent level has been rapidly improved

Encourage employees to study and research professional skills and professional knowledge, and reflect and summarize through practice and application, maintain a continuous learning mentality, and constantly improve themselves and surpass themselves.

5. Continuous Improvement of Internal Control Procedures: We remain committed to refining our internal control processes, encompassing various aspects such as the budget approval process, procurement and asset management, credit control, internal audits, and cost accounting. Additionally, we have compiled a comprehensive internal control policy, incorporating guidelines for procurement control, inventory management, and fraud prevention.

6. Collaborative Oversight Mechanism: To strengthen internal control implementation, we have established a collaborative mechanism between the internal control department and the legal department. This mechanism involves conducting interviews with department heads, promptly addressing identified risk areas, and ensuring corrective actions are taken.

7. Engagement with Financing Underwriters: We have engaged financing underwriters to work closely with our international department to facilitate the Company’s financing efforts. This partnership aims to improve our understanding of investor backgrounds and identify financing methods that align best with our objectives.

8. Enhanced Collaboration with Legal Professionals: We are reinforcing collaboration between our internal and external legal teams to proactively mitigate risks.

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

As part of our ongoing efforts to enhance corporate governance and financial oversight, we have implemented and strengthened the following internal controls and procedures to improve operational efficiency, risk management, and regulatory compliance:

1.

Enhanced Cost Control and Economic Efficiency

The Company continues to implement cost control measures aimed at improving financial efficiency. Through proactive engagement and negotiations, the Company has secured investment incentives from the Daxing District Government in Beijing and is in the process of completing relocation procedures. This strategic move is expected to provide the Company with access to preferential tax policies and government subsidies, resulting in improved cash flow and long-term financial benefits.

2.

Structured New Project Management and Risk Mitigation

A standardized process has been established for new project evaluation and management, incorporating feasibility studies, project discussions, legal and risk assessments, and sign-off procedures by responsible parties. This structured approach ensures comprehensive risk prevention and revenue oversight, improving financial discipline across newly launched initiatives (e.g., the beauty industry mini-program project).

3.

Optimization of the Proprietary 5G AI Multi-Modal Recharge Platform

The Company continues to refine its internally developed 5G AI multi-modal traffic recharge platform to enhance operational efficiency. By optimizing business processing workflows and reconciliation procedures, the Company ensures the accuracy and timeliness of monthly settlements with both suppliers and customers, reinforcing financial controls and transaction integrity.

4.

Regulatory Compliance with U.S. Banking Oversight on Fund Transfers

The Company is actively working in close coordination with its U.S. banking partners to comply with regulatory requirements governing fund transfers. This includes ensuring timely, transparent, and compliant utilization of overseas funds, strengthening financial governance in accordance with U.S. banking regulations and reporting standards.

5.

Tax Compliance and Invoice Management

The Company is continuously refining its tax compliance framework and invoice management by closely collaborating with business personnel and external partners to analyze business models and client distribution. A key focus has been to enhance tax compliance, optimize invoice issuance practices, and mitigate tax-related risks, ensuring alignment with applicable tax laws and regulatory requirements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no material changes in the Company’s internal control over financial reporting during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls. The Company remains committed to continuously enhancing its internal control framework to ensure operational efficiency, regulatory compliance, and financial transparency.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Shares to Independent Directors as Compensation

During the three months ended December 31, 2024, the Company recorded $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	Item 407(c)(3) of Regulation S-K: During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c)	Item 408(a) of Regulation S-K – Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements - During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: February 13, 2025	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: February 13, 2025	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)