Form 10-Q
period 2025-03-31
DATASEA INC.
filed 2025-05-14
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38767

DATASEA INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2019013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 302-5, Building C, Gemdale Viseen International Center, No. 5 Shengfang Road, Daxing District, Beijing	102600
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2025, 7,653,871 shares of common stock, $0.001par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2025	JUNE 30, 2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$866,737	$181,262
Accounts receivable	49,066	718,546
Inventory, net	316,135	153,583
Value-added tax prepayment	143,300	107,545
Prepaid expenses and other current assets	614,558	1,486,956
Total current assets	1,989,796	2,647,892

NONCURRENT ASSETS
Property and equipment, net	36,620	48,466
Intangible assets, net	3,805,383	546,001
Right-of-use assets, net	322,574	49,345
Total noncurrent assets	4,164,577	643,812

TOTAL ASSETS	$6,154,373	$3,291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$392,559	$1,075,641
Unearned revenue	140,213	49,239
Accrued expenses and other payables	476,644	596,714
Due to related parties	25,264	654,560
Operating lease liabilities	139,895	53,530
Bank loan payable	1,957,315	1,170,298
Total current liabilities	3,131,890	3,599,982

NONCURRENT LIABILITIES
Operating lease liabilities	189,989	-
Total noncurrent liabilities	189,989	-

TOTAL LIABILITIES	3,321,879	3,599,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 7,651,111 and 3,589,620 shares issued and outstanding as of March 31, 2025 and June 30, 2024 , respectively	7,651	3,589
Additional paid-in capital	47,018,873	38,957,780
Accumulated comprehensive income	137,323	242,208
Accumulated deficit	(44,321,587)	(39,440,322)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	2,842,260	(236,745)

Noncontrolling interest	(9,766)	(71,533)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,832,494	(308,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,154,373	$3,291,704

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2025	2024	2025	2024

Revenues	$10,353,977	$1,383,001	$51,891,475	$19,612,213
Cost of revenues	10,056,187	1,373,130	50,979,252	19,425,372

Gross profit	297,790	9,871	912,223	186,841

Operating expenses
Selling	185,354	970,443	1,589,072	2,204,834
General and administrative	1,534,383	3,075,941	3,836,519	4,392,457
Research and development	347,532	71,178	525,013	343,553

Total operating expenses	2,067,269	4,117,562	5,950,604	6,940,844

Loss from operations	(1,769,479)	(4,107,691)	(5,038,381)	(6,754,003)

Non-operating income (expenses)
Other income (expenses), net	(13,629)	(34,351)	151,958	(88,402)
Interest income	16	217	4,946	1,946

Total non-operating income (expenses), net	(13,613)	(34,134)	156,904	(86,456)

Loss before income tax	(1,783,092)	(4,141,825)	(4,881,477)	(6,840,459)

Income tax	-	-	-	-

Loss before noncontrolling interest from continuing operations	(1,783,092)	(4,141,825)	(4,881,477)	(6,840,459)
Income before noncontrolling interest from discontinued operations	-	-	-	833,546

Less: loss attributable to noncontrolling interest from continuing operations	(94)	(105)	(212)	(10,098)
Less: loss attributable to noncontrolling interest from discontinued operations	-	-	-	-

Net loss attribute to noncontrolling interest	(94)	(105)	(212)	(10,098)

Net loss to the Company from continuing operations	(1,782,998)	(4,141,720)	(4,881,265)	(6,830,361)
Net income to the Company from discontinued operations	-	-	-	833,546

Net loss to the Company	(1,782,998)	(4,141,720)	(4,881,265)	(5,996,815)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	3,021	(15,969)	(104,885)	(142,584)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(14)	(42)	60,588	66

Comprehensive loss attributable to the Company	$(1,779,977)	$(4,157,689)	$(4,986,150)	$(6,139,399)

Comprehensive income (loss) attributable to noncontrolling interest	$(108)	$(147)	$60,376	$(10,032)

Basic and diluted net loss per share	$(0.24)	$(1.55)	$(0.79)	$(2.49)

Weighted average shares used for computing basic and diluted loss per share *	7,432,997	2,666,438	6,217,993	2,413,014

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

					Accumulated
			Additional		other
	Common Stock		paid-in	Accumulated	comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2024	3,589,620	$3,590	$38,957,780	$(39,440,322)	$242,208	$(236,745)	$(71,533)

Net loss	-	-	-	(1,961,989)	-	(1,961,989)	(8,680)

Noncontrolling interest disposal at closure of the entity	-	-	-	-	-	-	1,391

Issuance of common stock for equity financing	692,308	692	1,958,059	-	-	1,958,751	-

Issuance of common stock for equity financing - related parties	1,932,224	1,932	3,978,449	-	-	3,980,381	-

Shares issued for stock compensation expense	75,000	75	374,925	-	-	375,000	-

Shares issued for purchase of intangible assets from the Company’s major shareholders	797,850	798	(798)	-	-	-	-

Foreign currency translation gain (loss)	-	-	-	-	(13,154)	(13,154)	41,306

Balance at September 30, 2024	7,087,002	7,087	45,268,415	(41,402,311)	229,054	4,102,245	(37,516)

Net loss	-	-	-	(1,136,278)	-	(1,136,278)	8,562

Forgiveness of debt by shareholders	-	-	183,351	-	-	183,351	-

Shares issued for stock compensation expense	77,400	77	181,423	-	-	181,500	-

Foreign currency translation gain (loss)	-	-	-	-	(94,752)	(94,752)	19,296

Balance at December 31, 2024	7,164,402	7,164	45,633,189	(42,538,589)	134,302	3,236,066	(9,658)

Net loss	-	-	-	(1,782,998)	-	(1,782,998)	(94)

Forgiveness of debt by shareholders	-	-	278,857	-	-	278,857	-

Shares issued for stock compensation expense	401,965	402	912,850	-	-	913,252	-

Shares issued for paying officers’ accrued salary and bonus	84,744	85	193,977	-	-	194,062	-

Foreign currency translation gain (loss)	-	-	-	-	3,021	3,021	(14)

Balance at March 31, 2025	7,651,111	$7,651	$47,018,873	$(44,321,587)	$137,323	$2,842,260	$(9,766)

Balance at July 1, 2023	1,889,315	$1,889	$24,148,868	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(22,056)	-	(22,056)	(9,932)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	-	-	20,100	-	-	20,100	-

Foreign currency translation loss	-	-	-	-	(161,216)	(161,216)	(8)

Balance at September 30, 2023	2,575,255	2,575	32,229,568	(28,085,314)	232,036	4,378,865	(70,788)

Net loss	-	-	-	(1,833,039)	-	(1,833,039)	(61)

Shares issued for stock compensation expense	-	-	22,103	-	-	22,103	-

Foreign currency translation gain	-	-	-	-	34,601	34,601	116

Balance at December 31, 2023	2,575,255	2,575	32,251,671	(29,918,353)	266,637	2,602,530	(70,733)

Net loss	-	-	-	(4,141,720)	-	(4,141,720)	(105)

Shares issued for stock compensation expense	340,545	341	2,447,431	-	-	2,447,772	-

Shares issued for paying officers’ accrued salary and bonus	102,144	102	359,496	-	-	359,598	-

Foreign currency translation loss	-	-	-	-	(15,969)	(15,969)	(42)

Balance at March 31, 2024	3,017,944	$3,018	$35,058,598	$(34,060,073)	$250,668	$1,252,211	$(70,880)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED MARCH 31,
	2025	2024

Cash flows from operating activities:
Loss including noncontrolling interest	$(4,881,477)	$(6,006,913)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	-	(833,546)
Bad debt reversal	(6,994)	-
Depreciation and amortization	774,710	412,333
Loss on disposal of fixed assets	4,503	589
Operating lease expense	102,252	137,703
Loan forgiveness by shareholder	21,261	-
Stock compensation expense	1,663,812	2,849,572
Changes in assets and liabilities:
Accounts receivable	667,009	(16,190)
Inventory	(164,310)	61,298
Value-added tax prepayment	(36,673)	(42,318)
Prepaid expenses and other current assets	872,229	(1,575,526)
Accounts payable	(679,818)	(210,979)
Unearned revenue	91,695	(467,475)
Accrued expenses and other payables	(114,569)	(129,164)
Payment on operating lease liabilities	(99,086)	(133,736)

Net cash used in operating activities	(1,785,456)	(5,954,352)

Cash flows from investing activities:
Acquisition of property and equipment	(7,243)	(3,692)
Acquisition of intangible assets	(4,036,533)	(105,184)
Cash disposed due to disposal of subsidiary	-	(35)

Net cash used in investing activities	(4,043,776)	(108,911)

Cash flows from financing activities:
Proceeds from (repayment to) related parties	(184,283)	417,174
Proceeds from loan payables	839,229	-
Repayment of loan payables	(40,629)	(2,269,329)
Net proceeds from issuance of common stock	5,939,133	8,061,286

Net cash provided by financing activities	6,553,450	6,209,131

Effect of exchange rate changes on cash	(38,743)	(113,067)

Net increase in cash	685,475	32,801

Cash, beginning of period	181,262	19,728

Cash, end of period	$866,737	$52,529

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,173	$15,019
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$356,566	$125,138
Transfer of debt owing to the Company’s’ CEO to Mr. Wanli Kuai	$-	$729,338
Shares issued for paying officers’ accrued salary and bonus	$194,062	$359,598
Debt forgiveness by shareholders	$440,947	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED) AND JUNE 30, 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2025 and 2024, the Company had a net loss of approximately $1.78 million and $4.14 million, respectively. For the nine months ended March 31, 2025 and 2024, the Company had a net loss of approximately $4.88 million and $6.0 million, respectively. The Company had an accumulated deficit of approximately $44.32 million as of March 31, 2025, and negative cash flow from operating activities of approximately $1.79 million and $5.95 million for the nine months ended March 31, 2025 and 2024, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information Sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of March 31, 2025.

Zhixin Liu
Fu Liu
Other Holder
27.57%
23.01%
49.42%
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

The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of March 31, 2025 and June 30, 2024, and for the three and nine months ended March 31, 2025 and 2024, respectively.

	March 31, 2025	June 30, 2024
Cash	$857,418	$93,154
Accounts receivable	49,066	718,546
Inventory	315,744	119,053
Other current assets	361,103	295,305
Total current assets	1,583,331	1,226,058
Property and equipment, net	28,927	30,934
Intangible asset, net	500,770	441,485
Right-of-use asset, net	312,035	11,045
Total non-current assets	841,732	483,464
Total assets	$2,425,063	$1,709,522

Accounts payable	$125,139	$765,998
Accrued liabilities and other payables	701,648	713,827
Lease liability	131,306	11,981
Loans payable	1,957,315	1,170,298
Other current liabilities	160,070	150,835
Total current liabilities	3,075,478	2,812,939
Lease liability - noncurrent	189,989	-
Total non-current liabilities	189,989	-
Total liabilities	$3,265,467	$2,812,939

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Revenues	$10,353,977	$1,382,827
Gross profit	297,806	9,920
Net loss	$258,051	$(335,151)

	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
Revenues	$51,891,475	$19,542,751
Gross profit	1,003,269	186,236
Net loss	$700,150	$(268,266)

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2025, and June 30, 2024, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of March 31, 2025 and June 30, 2024, the Company had a $0 bad debt allowance for credit losses.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $53,266 and $53,650 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of March 31, 2025 and June 30, 2024, respectively.

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

As of March 31, 2025 and June 30, 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three and nine months ended March 31, 2025 and 2024, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of March 31, 2025 and June 30, 2024

REVENUE RECOGNITION

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

The Company derives its revenues from product sales, software sales, and 5G messaging service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via product sale contracts and professional service contracts, with performance obligations identified. The transaction price, such as product selling price, and the service price to the customer with corresponding performance obligations are fixed upon acceptance of the agreement. The Company recognizes revenue when it satisfies each performance obligation, the customer receives the products and passes the inspection and when professional service is rendered to the customer, collectability of payment is probable. These revenues are recognized at a point in time after each performance obligations is satisfied. Revenue is recognized net of returns and value-added tax charged to customers

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
5G AI Multimodal Digital Business	$10,342,339	$1,381,986
5G AI Multimodal top up	10,129,411	1,381,986
5G AI digital technical service	212,928	-
Acoustic Intelligence Business	11,140	841
Ultrasonic Sound Air Disinfection Equipment	2,627	841
Upgraded Sonic Sterilization and Purification Guardian	4,075	-
Sleep Monitor	4,438	-
Sell of Software	326,936	-

Other	498	174
Total revenue	$10,353,977	$1,383,001

	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
5G AI Multimodal communication	$51,503,911	$19,538,768
5G AI Multimodal communication	51,092,716	19,538,768
5G AI digital technical service	411,195	-
Acoustic Intelligence Business	56,908	3,983
Ultrasonic Sound Air Disinfection Equipment	40,167	3,983
Upgraded Sonic Sterilization and Purification Guardian	9,242	-
Sleep Monitor	7,499	-
Sell of Software	326,936	-
Smart City business	3,046	-
Smart community	3,046	-

Other	674	69,462
Total revenue	$51,891,475	$19,612,213

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

All of the Company’s customers are in the PRC and all revenues for the three and nine months ended March 31, 2025 and 2024 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of March 31, 2025 and June 30, 2024, the Company had no unrecognized tax positions and no charges during the three and nine months ended March 31, 2025 and 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended March 31, 2025 and 2024, the Company had net loss of $94 and net loss of $105 attributable to the noncontrolling interest from continuing operations, respectively.  During the nine months ended March 31, 2025 and 2024, the Company had net loss of $212 and $10,098 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $863,378 and $100,788 as of March 31, 2025 and June 30, 2024, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of March 31, 2025 and June 30, 2024, cash of $1,751 and $79,225 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of March 31, 2025 and June 30, 2024, the cash balance of $1,608 and $1,249 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	March 31,	March 31,	June 30,
	2025	2024	2024
Period-end date USD: RMB exchange rate	7.1782	7.0950	7.1268
Average USD for the reporting period: RMB exchange rate	7.1494	7.1407	7.1326

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1.Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2025	June 30, 2024
Furniture and fixtures	$47,525	$77,281
Vehicle	488	491
Leasehold improvement	218,370	219,945
Office equipment	236,229	241,543
Subtotal	502,612	539,260
Less: accumulated depreciation	465,992	490,794
Total	$36,620	$48,466

Depreciation for the three months ended March 31, 2025 and 2024 was $3,486 and $7,134, respectively. Depreciation for the nine months ended March 31, 2025 and 2024 was $14,285 and $25,598, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	March 31, 2025	June 30, 2024
Software registration or using right	$1,946,214	$1,809,548
Patent	3,852,239	14,729
Software and technology development costs	53,031	11,770
Value-added telecommunications business license	15,476	15,587
Subtotal	5,866,960	1,851,634
Less: Accumulated amortization	2,061,577	1,305,633
Total	$3,805,383	$546,001

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

Amortization for the three months ended March 31, 2025 and 2024 was $455,655 and $129,083, respectively. Amortization for the nine months ended March 31, 2025 and 2024 was $760,425 and $386,735, respectively. The amortization expense for the next five years as of March 31, 2025 will be $1,518,800, $1,475,558, $811,025, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	June 30, 2024
Security deposit	$59,395	$64,041
Prepaid expenses	439,001	1,225,612
Other receivables – Heqin	456,939	467,250
Advance to third party individuals, no interest, payable upon demand	81,666	154,345
Others	34,496	42,958
Total	1,071,497	1,954,206
Less: allowance for other receivables – Heqin	456,939	467,250
Total	$614,558	$1,486,956

As of March 31, 2025, prepaid expenses mainly consisted of input VAT for purchasing patents of $230,257, prepayment of 5G messaging service fee recharge of $108,882, prepaid professional fee of $3,080, prepayment for inventory purchase of $65,782, prepaid rent and property management fee of $5,166 and other prepayments of $25,834.

As of June 30, 2024, prepaid expenses mainly consisted of prepaid marketing expense of $946,954 (see below), prepaid telecommunication service fee (mainly including SMS and MMS services) of $198,559, prepaid rent and property management fees of $3,508 and other prepayments of $76,591.

Prepaid marketing expense

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of June 30, 2024, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and nine months ended March 31, 2025, the Company recorded an amortization of prepaid expense of nil and $0.53 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of June 30, 2024, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the three and nine months ended March 31, 2025, the Company recorded an amortization of prepaid expense of nil and $0.42 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). For the nine months ended March 31, 2025 and 2024, repayment of $7,286 (through Yuetianyun) and $nil was received. As of March 31, 2025 and June 30, 2024, Heqin made $55,724 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $456,939 and $467,250 as of March 31, 2025 and June 30, 2024, respectively.

NOTE 6 – Unearned revennue

The balance of unearned revenue was $140,213 and $49,239 as of March 31, 2025 and June 30, 2024, respectively.

The following presents the roll-forward schedule of unearned revenue for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,
	2025	2024
Balance, beginning of period	$49,239	$609,175
Received during the period, amount excluding VAT	51,960,521	19,144,738
Transferred to revenue	(51,874,017)	(19,612,213)
Effect of foreign currency translation	4,470	(87,639)
Balance, end of period	$140,213	$54,061

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31, 2025	June 30, 2024
Other payables	$67,753	$174,668
Due to third parties	56,368	59,126
Security deposit	10,587	15,456
Social security payable	286,512	288,578
Salary payable – employees	55,424	58,886
Total	$476,644	$596,714

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. On July 15, 2024, the loan was paid in full. For the three and nine months ended March 31, 2025, the Company made a repayment of nil and $36,131 to this loan. For the three and nine months ended March 31, 2025, the Company recorded and paid nil and $269 interest expense for this loan. On July 15, 2024, the loan was paid in full.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three and nine months ended March 31, 2025, the Company made a repayment of nil and $4,684 to this loan. On July 16, 2024, the loan was paid in full. For the three and nine months ended March 31, 2025, the Company recorded and paid nil and $37 interest expense for this loan.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $601 and $1,830 interest expense for this loan. As of March 31, 2025, $69,655 was recorded as current liabilities. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $949 and $2,888 interest expense for this loan. As of March 31, 2025, $76,621 was recorded as current liabilities. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $2,724 and $8,251 interest expense for this loan. As of March 31, 2025, $278,621 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $1,171 and $3,593 interest expense for this loan. As of March 31, 2025, $139,311 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three and nine months ended March 31, 2025, the Company recorded and paid $3,206 and $9,758 interest expense for this loan. As of March 31, 2025, $557,243 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On March 31, 2025, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. As of March 31, 2025, $835,864 was recorded as current liabilities.

The following table summarizes the loan balance as of March 31, 2025:

Lender	Loan amount	Borrowing date	Loan term: Months	Interest rate	Outstanding balance
Bank of Beijing	70,158	4/10/2024	12	3.45%	69,655
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch	77,173	4/23/2024	12	4.95%	76,621
Industrial Bank Co., Ltd	280,631	4/25/2024	12	3.88%	278,621
China Everbright Bank	140,315	5/28/2024	12	3.40%	139,311
Bank of China	561,262	6/20/2024	12	2.30%	557,243
Bank of China	835,864	3/31/2025	12	2.3%	835,864
Total	$2,105,719				$1,957,315

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023 but the Company did not pay the rent yet which was due on April 30, 2023 as of this report date. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. The Company did not pay the rent yet which was due on April 30, 2024 as of this report date. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. The rental expense for this office location was $1,742 and $9,953, respectively, for the three months ended March 31, 2025 and 2024. The rental expense for this office location was $5,245 and $29,709, respectively, for the nine months ended March 31, 2025 and 2024.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. The rental expense for those agreements was $15,891 and $16,046, respectively, for the three months ended March 31, 2025 and 2024. The rental expense for those agreements was $47,836 and $47,895, respectively, for the nine months ended March 31, 2025 and 2024. On December 10, 2024, the Company’s CEO entered into an agreement with the Company to waive the payment of rental expenses for both vehicles. The Company recorded such waive as shareholder’s capital contribution to the Company because the CEO is also the major shareholder of the Company.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. On September 1, 2024, the Company entered a three-month lease for a monthly rent of RMB 12,500 ($1,756), payable in advance. The lease was not renewed at maturity. The rental expense for this lease was $nil and $4,524 for the three months ended March 31, 2025 and 2024, respectively. The rental expense for this lease was $8,757 and $15,755 for the nine months ended March 31, 2025 and 2024, respectively.

On February 20, 2025, the Company entered into a 5G AI multimodal solution service agreement with Beijing Meimei (shareholder of the Company). The agreement had a term ending on March 28, 2025, with a total contract value of RMB 1,600,000 (approximately $223,794). The payment terms were structured in three installments: (1) RMB 400,000 ($55,949) payable immediately upon signing; (2) RMB 900,000 ($125,884) payable upon completion of 80% of the services; and (3) RMB 300,000 ($41,961) payable upon full completion of the services. As of March 31, 2025, the Company provided services and received full payment.

Due to related parties

As of March 31, 2025 and June 30, 2024, the Company had due to related parties of $25,264 and $654,560, respectively. Due to related parties of $25,264 at March 31, 2025, mainly consisted of 1) $20,316 payable of an office lease from the Company’s CEO and 2) $4,948 certain expenses of the Company that were paid by the CEO, which was bore no interest and payable upon demand.

Due to related parties of $654,560 at June 30, 2024, mainly consisted of $500,213 payable of an office lease from the Company’s CEO, accrued salary payable, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand, and 2) $154,347 loan payable to a related party (who is the shareholder of the Company), with no interest, and can be repaid any time before December 31, 2024. As of March 31, 2025, the Company’s CEO forgave a loan of $246,857 (RMB 1,620,000) that was previously provided to the Company. In addition, her father, a director of the Company (also the shareholder of the Company), forgave a separate loan of $32,000. The Company recorded the loan forgiveness as shareholders’ capital contribution to the Company.

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

Shares to Independent Directors as Compensation

During the three months ended March 31, 2025 and 2024, the Company recorded $4,500 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the nine months ended March 31, 2025 and 2024, the Company recorded $13,500 and $13,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. On June 12, 2024, the Board of Directors approved that starting from February 1, 2024, the Company agreed to grant 15,000 shares of the Company’s common stock to its CEO each month and 1,000 shares to one of the board members each month, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended March 31, 2025 and 2024, the Company recorded $171,000 and $28,272 stock compensation expense to the Company’s CEO and one of the board members. During the nine months ended March 31, 2025 and 2024, the Company recorded $718,500 and $61,475 stock compensation expense to the Company’s CEO and one of the board members.

Shares to individual Consultants

During the nine months ended March 31, 2025, the Company issued 325,000 shares of the Company’s common stock to five non-affiliate individual consultants for the services they provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 325,000 shares at issuance date was $737,750 and was recorded as the Company’s stock compensation expense.

Shares to Officers in Lieu of Salary Payable

On February 28, 2025, the Board of Directors approved to issue 84,744 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $194,062.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of March 31, 2025 and June 30, 2024, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $9.15 million and $5.60 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of March 31, 2025 and June 30, 2024, the Company has approximately $17.94 million and $17.86 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2025 through 2029. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of March 31, 2025 and June 30, 2024.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(1.4)%	(1.4)%
Permanent difference	13.0%	12.8%
Effect of PRC tax holiday	(0.4)%	0.0%
Valuation allowance	9.7%	9.6%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.2)%	(2.0)%
Permanent difference	7.2%	7.8%
Effect of PRC tax holiday	(0.4)%	0.9%
Valuation allowance	16.4%	14.3%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of March 31, 2025 and June 30, 2024 is as follows:

	March 31, 2025	June 30, 2024
Deferred tax asset
Net operating loss	$5,580,455	$4,777,372
R&D expense	123,750	123,750
Depreciation and amortization	137,305	81,079
Bad debt expense	114,694	116,718
Social security and insurance accrual	56,210	56,343
Inventory impairment	13,370	13,402
ROU, net of lease liabilities	(1,889)	(951)
Total	6,023,895	5,167,713
Less: valuation allowance	(6,023,895)	(5,167,713)
Net deferred tax asset	$-	$-

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

On November 8, 2023, Shuhai Beijing entered into a new lease agreement for its office in Beijing. Pursuant to the agreement, the agreement commenced on November 8, 2023 and expired on December 7, 2024, and has a monthly rent of RMB 17,358 (or $2,425). The deposit was RMB 56,762 (or $7,929). The Company received a one-month rent abatement.

On November 8, 2023, Tianjin information entered into a lease agreement for its office in Beijing. Pursuant to the agreement, the agreement commenced on November 8, 2023 and expired on December 7, 2024, and has a monthly rent of RMB 60,195 (or $8,409). The deposit was RMB 196,838 (or $27,496). The Company received a one-month rent abatement.

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

On December 10, 2024, the Company entered into a lease agreement for an office in Beijing City, China for 15 months from December 10, 2024 through March 10, 2026, with a monthly rent of RMB 7,000 ($981), payable every three months in advance. The security deposit is RMB 7,000 ($981).

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease expense	$24,932	$30,348

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Operating lease expense	$102,252	$137,703

	March 31, 2025	June 30, 2024
Right-of-use assets	$322,574	$49,345
Lease liabilities - current	139,895	53,530
Lease liabilities - noncurrent	189,989	-
Weighted average remaining lease term	2.55 years	0.36 years
Weighted average discount rate	3.60% - 6.75%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of March 31, 2025:

12 Months Ending March 31,	Minimum Lease Payment
2026	$139,885
2027	131,119
2028	75,133
Total undiscounted cash flows	346,137
Less: imputed interest	16,713
Present value of lease liabilities	$329,884

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had no subsequent events that need to be disclosed.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to several factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political, and business conditions in China;

●	industry trends and changes in demand for our products and service;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or those of our competitors;

●	unanticipated delays in the development, market acceptance, or installation of our products and services;

●	changes in Chinese government regulations; and

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers.

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

Datasea is dedicated to providing advanced acoustic high-tech technologies and products, along with cutting-edge 5G+ Artificial Intelligence (“AI”) multimodal digital innovation technologies and products. The Company serves a broad spectrum of corporate and individual clients globally.

For the third quarter of fiscal year 2025, ended March 31, 2025, Datasea reported strong financial performance, with revenue reaching $51,891,475, a 164.59% year-over-year increase, driven by the continued rapid expansion of its 5G+AI multimodal digital business in China, where the Company holds a leading market position. Gross profit rose to $912,223, up 388.23% year-over-year, reflecting improved results of operation and operational efficiency. In the third quarter alone, net loss narrowed 57.0% to $1,782,998, while the nine-month net loss decreased by 18.60% to $4,881,265. Meanwhile, the Company’s cash balance increased by 378.17%, and accounts receivable dropped by 93.17%, significantly enhancing capital turnover. The net value of intangible assets rose 596.96%, underscoring growing innovation capacity and long-term competitiveness. Datasea reiterates its confidence in achieving the full-year fiscal 2025 revenue target of $90 million.

Our Business Summary

Acoustics high tech Segment:

We deeply understand the market’s demand for new application areas, technologies, and requirements. Therefore, through the relentless efforts of our team, we have achieved leading-edge advancements in acoustic understanding and algorithms.

I. Overview of the Company’s Acoustic High-Tech Business

As one of the global pioneers of the “acoustic effect” concept, Datasea is committed to establishing a leading technological framework in the acoustic field and driving the global acoustic industry’s transition toward intelligence and digitalization. Through precision acoustic manufacturing and ongoing innovation, the Company has developed a core technology architecture that deeply integrates acoustic science, 5G digital capabilities, and artificial intelligence. This “Acoustic + AI” model enables Datasea to deliver globally competitive, high-tech acoustic products and solutions across multiple industries.

From a technological implementation perspective, Datasea combines fundamental acoustic theory with artificial intelligence to construct a robust system centered on the study and application of non-audible mechanical wave effects. This emerging interdisciplinary field of “Acoustic + AI” not only advances the scientific boundaries of acoustic technologies but also facilitates the transformation of theoretical breakthroughs into industrial applications. By leveraging acoustic technologies and AI-driven intelligent processing, Datasea aims to address complex challenges across a broad spectrum of sectors.

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

2. Acoustic Product Series

Based on the combination of acoustic technology and artificial intelligence, Datasea has successfully developed a series of innovative products, including:

●	Acoustic Health Products: Ultrasonic disinfectants, acoustic sterilizing cleaners, ultrasonic skin repair devices, widely applied in hospitals, airports, hotels, transportation, and other sectors.

●	Acoustic Health: The “Xingmei” brand non-contact sleep aid device, using low-frequency and brainwave magnetic induction technology to improve deep sleep quality.

●	Acoustic Medicine: AI medical robots, ultrasonic wrinkle removal devices, ultrasonic fat reduction and body shaping devices, serving the medical aesthetics industry.

3. New Products in Acoustic Technology Planning

●	Short-Term Plan (Expected to be launched in 2025): Around environmental acoustic technology applications and cardio-brain acoustic technology applications, including:

●	Pet Disinfection and Deodorizing Purifier: Utilizes ultrasonic technology to eliminate pet environment odors and provide strong air disinfection, suitable for households and pet-related facilities.

●	Mechanical Wave Brain Tissue Cortisol Level Regulation Device: Uses sound wave technology to regulate cortisol concentration in the brain, improving mental state and learning efficiency, applicable in mental health and education fields.

●	Mid-Term Plan: Around environmental acoustic technology applications and cardio-brain acoustic technology applications, including:

●	Food and Water Cleaning and Sterilization Devices: Combines ultrasonic cleaning and sterilization technology to provide convenient home-use products, ensuring food safety and clean drinking water.

●	Cardiovascular Health Products: Develops acoustic technology-based health monitoring and treatment devices for cardiovascular and cerebrovascular systems, promoting innovation in the medical health sector.

●	Long-Term Plan: Precision design and manufacturing of acoustic products, including:

●	Acoustic Agriculture:

o	Ultrasonic Agricultural Product Preservation and Pest Control Devices: Extends the shelf life of agricultural products, reduces pesticide use, and enhances agricultural production efficiency.

o	Acoustic Plant Growth Stimulators: Optimizes plant growth environments through sound wave technology, improving crop yield and quality.

●	Acoustic Industry:

o	Ultrasound-Assisted Liquid-Phase Separation Machines: Enhances liquid separation efficiency in manufacturing, reducing energy consumption.

o	Ultrasonic Metal 3D Printing Technology: Drives the upgrading of the manufacturing industry, enabling high-precision and high-efficiency metal processing.

●	Acoustic Medical and Elderly Care:

o	Develops acoustic technology-based medical devices, such as ultrasonic therapy instruments and acoustic rehabilitation equipment, serving the medical and elderly care sectors.

●	Acoustic Internet of Things (IoT) Technology:

o	Integrates acoustic technology with IoT to develop intelligent acoustic sensors and devices, promoting the development of smart cities and smart homes.

Recent Development

Key Customers and Agreements

On December 25, 2024, Datasea’s wholly owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into an agreement with Tianjin Qianli Cultural Media Co., Ltd. (“Qianli Media”) to distribute air purifiers. As of March 31, 2025, revenue from Qianli Media totally RMB 267,936 (approximately USD 37,500). The execution of this agreement marks Datasea’s acoustic environmental disinfection products’ formal entry into the end-consumer market, laying a solid foundation for future business expansion and brand awareness.

On March 4, 2025, Shuhai Jingwei signed a product agreement with Tianjin Zhongzhi Shidai Technology Development Co., Ltd. (“Zhongzhi Shidai”) for the distribution of Datasea’s acoustic high-tech products. As of March 31, 2025, revenue from Zhongzhi Shidai amounted to RMB 44,248 (approximately USD 6,189).

As of the end of March 2025, the Company’s VIE entity subsidiary, Guozhong Haoze, had entered into agreements with 14 beauty industry service providers in cities including Tianjin and Beijing. Under these agreements, Datasea’s acoustic high-tech products have been deployed in 263 beauty and body care stores across Northern China, including in Tianjin and Hebei Province. By the end of 2025, the Company plans to sell approximately 140,000 units—including acoustic air purifiers, sleep-aid devices, and 5G AI digital service systems specifically developed for the beauty industry—generating expected revenue of USD 11 million (approximately RMB 77 million). These agreements have significantly expanded Datasea’s market share in the beauty sector and strengthened its regional presence in Northern China, further advancing the industrial application of its technologies and products.

In January 2025, Datasea signed additional agreements with nine health management companies in Tianjin to further expand regional coverage. Under these agreements, the Company’s acoustic high-tech products will be introduced into 200 beauty stores across key Northern China markets including Tianjin and Hebei. By year-end 2025, approximately 90,000 units are expected to be sold, generating an estimated USD 6.8 million in additional revenue. These new agreements further reinforce Datasea’s leadership position in the health management and beauty sectors, creating enhanced opportunities for long-term growth and market expansion.

As of the report date, Datasea’s acoustic high-tech products had been introduced to 463 beauty and body care stores, with a projected total of 140,000 units to be sold by the end of 2025, generating approximately USD 17.8 million in revenue.

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

VI. Future Outlook for the Acoustic Business

Datasea will continue to deepen its “Acoustic + AI Precision Manufacturing” strategy, leveraging technological innovation to drive global market expansion and reinforce its leadership in the high-tech acoustic sector. The Company’s acoustic business development strategy unfolds across the following three dimensions:

1. Technology R&D Dimension:

The Company will focus its R&D efforts on five core areas: acoustic industry, acoustic agriculture, acoustic healthcare, acoustic wellness, and acoustic IoT technologies. By pushing the boundaries of acoustic technology applications, Datasea aims to drive the global adoption and industrial upgrading of high-tech acoustic products.

2. Market Expansion Dimension:

On one hand, Datasea will pursue mergers and acquisitions to integrate high-quality resources and establish a comprehensive high-tech acoustic industry chain. On the other, it will strengthen strategic partnerships in key global markets such as the United States, enhance its international intellectual property portfolio, and accelerate globalization.

3. Talent and Production Capacity Dimension:

The Company is committed to building an international R&D team and fostering collaborative innovation among domestic and global talents. It will continue to improve the R&D and manufacturing capabilities of precision acoustic products, ensuring solid support for its global strategy.

5G+AI multimodal digital Segment

Our achievements of 5G+AI Multimodal digital

5G+ AI multimodal digital Segment

As one of China’s leading service providers in the 5G+AI multimodal digitalization sector, Datasea has developed an intelligent digital platform that serves as an industry benchmark by deeply integrating multimodal messaging, AI capabilities, and service functions. With its innovative technical architecture and comprehensive service capabilities, the platform is accelerating digital transformation across industries.

From a technical perspective, Datasea’s 5G+AI multimodal digital platform has built a complete intelligent data processing system. The platform employs advanced multimodal machine learning models capable of processing vast amounts of data in real time from various formats, including text, images, audio, and video. By integrating DeepSeek’s distributed training and mixed-precision computing techniques, the platform achieves industry-leading performance in data processing efficiency and decision-making accuracy. Notably, in cutting-edge areas such as sentiment analysis, machine translation, and natural language processing, the platform’s technological breakthroughs have significantly expanded the application boundaries of intelligent systems.

In terms of functionality, Datasea has created a truly intelligent service ecosystem. The platform achieves full-process automation from data acquisition and analysis to decision-making, and through continuous optimization of AI algorithms, delivers personalized solutions to clients. Whether it’s operational optimization, risk forecasting, or customer experience enhancement, the platform uses intelligent multimodal data analysis to help clients maximize business value. This highly intelligent service model not only improves efficiency but also significantly reduces operational costs.

In terms of real-world application, Datasea’s platform has demonstrated strong commercial capabilities. It currently serves key industries such as finance, healthcare, and education. Through deep integration of AI and big data, the platform has helped most of clients achieve over 30% average efficiency gains, with customer satisfaction consistently exceeding 95%. These tangible outcomes are a testament to the platform’s technological sophistication and commercial viability.

As an industry innovation leader, Datasea’s 5G+AI multimodal digital platform has not only set a new technological benchmark but also pioneered a new model for intelligent services. Its innovative practices have been widely recognized within the industry, giving Datasea a significant competitive edge. Looking ahead, as technology continues to evolve and application scenarios expand, the platform will further drive the digital transformation of industries to a deeper and more advanced level.

I. Technological Innovation and Application of 5G+AI

At the forefront of 5G and artificial intelligence integration, Datasea has built a distinctive technological framework that is driving the leapfrog development of multimodal digital services. Our technological breakthroughs are reflected in several key areas:

1. Core Technical Architecture:

Datasea has independently developed a unified model architecture based on the Transformer framework. This innovative design utilizes a self-attention mechanism that can process multimodal inputs—such as audio, text, image, and video—in parallel. It deeply uncovers complex relationships between different modalities. The architecture delivers outstanding performance in applications like image-text correlation analysis and audio-video synchronization, significantly enhancing the system’s generalization capabilities and adaptability across various scenarios.

2. Algorithm Optimization:

By integrating DeepSeek’s distributed training methods, our platform has achieved notable advancements across several critical domains:

●	Natural Language Processing: Enables high-quality text generation and multilingual translation.

●	Intelligent Programming: Supports automatic code generation, debugging, and optimization.

●	Logical Reasoning: Establishes chain-of-thought output to enhance decision-making quality.

3. Application Innovation:

●	Smart Marketing: AI digital human technology enables automated content creation and targeted delivery, forming an efficient video-based marketing matrix.

●	User Experience Optimization: Intelligent analysis of user behavior data enables personalized service recommendations.

●	Risk Management: Real-time monitoring of operational data to predict and prevent potential risks.

Notably, our 5G+AI intelligent analysis system features three core capabilities:

●	Dynamic Resource Allocation: Intelligently allocates computing resources based on real-time data.

●	Anomaly Detection and Alerting: Identifies abnormal system operations in advance.

●	Process Optimization: Continuously improves operational efficiency and reduces enterprise costs.

Through innovations like cross-modal semantic calibration and multi-head attention mechanisms, Datasea has achieved efficient integration of multimodal data. These technological breakthroughs have not only greatly enhanced the accuracy of feature recognition but also optimized the cost of model training. Empowered by the low-latency, high-bandwidth characteristics of 5G networks, our solutions are delivering tangible commercial value to enterprises, including:

●	Marketing conversion rate improvements of over 30%

●	Operational cost reductions of 25%

●	Customer satisfaction increases of 20 percentage points

These innovations and practical achievements underscore Datasea’s leadership in the field of 5G+AI integrated applications. Moving forward, we will continue to deepen our R&D efforts, expand diversified application scenarios, and support industries in achieving transformative digital development.

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

1. Industry-Wide Digital Empowerment

Through deep collaboration with major mobile network operators, the platform provides intelligent traffic operations solutions to industries such as logistics, finance, and entertainment. With open API interfaces, clients can implement features like points redemption and precision marketing. The platform currently supports over 20 typical business scenarios, helping industry clients improve marketing efficiency by more than 50%.

2. Inclusive Digital Services

The platform’s service network covers 52 million enterprises in China, 99% of which are small and micro-sized businesses, as well as 124 million individual business owners. To meet the unique needs of different business scales, Datasea offers tailored solutions:

●	Lightweight SaaS tools for rapid digital deployment by small and micro enterprises.

●	Custom mobile applications for individual entrepreneurs, enabling the integration of online and offline operations.

●	Bespoke system development for industry leaders to achieve end-to-end digital upgrades.

3. Cross-Industry Innovation Applications and Solutions

Leveraging cloud computing and the SaaS model, the platform supports intelligent transformation across multiple industries:

●	In rural revitalization, it offers agricultural product traceability and e-commerce marketing solutions.

●	In logistics, it enables intelligent route planning and last-mile delivery optimization.

●	In healthcare, it supports the development of intelligent health management platforms.

These innovative applications have helped clients reduce operating costs by an average of 30% and improve service efficiency by 40%.

4. 5G+AI Multimodal Intelligent Service System

The platform’s technological innovations are reflected across three critical dimensions:

●	Data Processing: Utilizes cross-modal semantic alignment for accurate synchronization of multimodal data.

●	Algorithm Optimization: Employs a twin-tower contrastive learning framework to enhance model training efficiency.

●	Application Innovation: AI digital human technology automates the creation and deployment of marketing content.

A key highlight is the use of synthetic data technology, which addresses the data scarcity challenge in AI training while safeguarding user privacy and significantly enhancing model performance. Combined with 5G’s advantages, the system supports:

●	Millisecond-level real-time data interaction

●	Concurrent access by massive numbers of devices

●	Personalized and precise content distribution

These innovations are giving rise to entirely new business models. For example, in intelligent marketing, the platform enables:

●	A 3x increase in content production efficiency

●	A 60% improvement in targeting accuracy

●	A 35% reduction in customer acquisition costs

As technology continues to evolve, Datasea’s 5G+AI multimodal platform will further expand its application boundaries, providing robust support for the digital transformation of more industries. Over the next three years, the platform is expected to serve over 200 million enterprises and individual business owners, becoming a key player in the infrastructure development of China’s digital economy.

IV. Recent Developments in the 5G+AI Business

1.	Ongoing Service Provision for Key 5G+AI Customer Contracts

On August 12, 2024, Datasea Information Technology Co., Ltd. (“Datasea Beijing”), Heilongjiang Xunrui Technology Co., Ltd. (“Xunrui Technology”), Datasea Jingwei (Shenzhen) Information Technology Co., Ltd. (“Datasea Jingwei”), Guozhong Haoze (Beijing) Technology Co., Ltd. (“Guozhong Haoze”), and Guozhong Times (Beijing) Technology Co., Ltd. (“Guozhong Times”) entered into an agreement with Qingdao Ruizhi Yixing Information Technology Co., Ltd. (“Ruizhi Yixing”). The agreement stipulates the purchase of 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4) over a 12-month period from the effective date of the agreement.From July 1, 2024, to March 31, 2025, revenue from Ruizhi Yixing amounted to RMB 273,490,853.06 (approximately USD 38.25 million). From April 1 to April 30, 2025, Datasea’s operating entities in China received a prepayment of approximately RMB 35.34 million (around USD 4.94 million) from Ruizhi Yixing.

On August 9, 2024, Datasea Beijing signed an agreement with Shanghai Shixun Network Technology Co., Ltd. (“Shixun Network”). Under the agreement, Shixun Network will purchase 5G+AI multimodal data cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4) over a 12-month period from the effective date. From July 1, 2024, to March 31, 2025, revenue generated from Shixun Network reached RMB 10,981,054 (approximately USD 1.54 million).

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

●	From August 9 to October 18, 2024, Datasea Beijing, Heilongjiang Xunrui, and Guozhong Times entered into an agreement with Wuhan Xiaoming Technology Co., Ltd. (“Xiaoming Technology”).According to the agreement, Xiaoming Technology will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4) over a 12-month period.From July 1, 2024, to March 31, 2025, revenue from Xiaoming Technology amounted to RMB 20,521,919.34 (approximately USD 2.87 million).

●	From August 8, 2024, to February 13, 2025, Guozhong Times, Guozhong Haoze, and Datasea Beijing signed an agreement with Xinyi Xinfanfa Information Technology Co., Ltd. (“Xinfanfa Technology”).Under this agreement, Xinfanfa Technology will purchase 5G+AI multimodal data recharge cards with face values between RMB 10 and RMB 500 (approximately USD 1.38 to USD 69.4) over a 12-month period. From July 1, 2024, to March 31, 2025, revenue from Xinfanfa Technology totaled RMB 33,027,616.58 (approximately USD 4.62 million).

●	From October 8 to November 11, 2024, Datasea Beijing, Guozhong Haoze, and Guozhong Times entered into an agreement with Jiajie Technology Co., Ltd. (“Jiajie”).Under the terms of the agreement, Jiajie will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.38 to USD 69.4) over a 12-month period.From July 1, 2024, to March 31, 2025, revenue from Jiajie reached RMB 23,843,624.39 (approximately USD 3.34 million).

2.

New Customer Agreements and Efficient Service Delivery This Quarter

On November 1, 2024, Guozhong Haoze signed an agreement with Nanjing Linghui Information Engineering Co., Ltd. (“Linghui Information”), under which, upon the agreement’s effective date, two software copyrights were purchased for a total price of RMB 2,333,451. As of March 31, 2025, revenue from Linghui Information totaled RMB 2,333,451 (approximately USD 327,000).

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

During the reporting period, the Company’s primary revenue was derived from service fees related to its 5G+AI multimodal digital business. From July 1, 2024, to March 31, 2025, revenue reached USD 51.09 million, representing a 162.67% increase compared to USD 19.45 million in the same period in 2024. This revenue growth was primarily driven by the rapid expansion of the 5G+AI multimodal digital business in China, where the Company has consistently maintained a leading position in the industry. The continuously growing customer base has further supported the Company’s significant business expansion.

The Company is currently fulfilling service obligations not yet recognized as revenue in the current fiscal year, with the total value of service contracts expected to exceed USD 100 million in future financial statements.

ESG Management – Quarterly Update

During this quarter, Datasea continued to deepen its Environmental, Social, and Governance (ESG) management framework, implementing more targeted initiatives to advance its sustainability goals. Compared to the previous quarter, this quarter’s practices focused more on supply chain collaboration and measurable outcomes, ensuring that every action delivers tangible environmental and social benefits.

Supply Chain Management Upgrades

Datasea partnered closely with its core supplier, Shenzhen Fubon New Technology Co., Ltd., to enhance ESG performance across the supply chain. Through jointly established green production standards, the supplier achieved the following improvements:

●	Upgraded energy-efficient equipment in the injection molding workshop, reducing energy consumption per production line by 18%, saving over 150,000 kWh of electricity annually;

●	Established a full lifecycle management system for products, increasing compliant waste disposal rate to 98%.

Thanks to quarterly on-site audits and data tracking mechanisms, the supplier’s overall ESG performance score rose by 23% compared to the previous quarter, leading to a 6.2% reduction in carbon emission intensity across the supply chain.

Green Operations – Enhanced Practices

Datasea’s Shenzhen subsidiary continued upgrading its green office operations:

●	Introduced a smart waste sorting system with a dedicated biodegradable waste channel, increasing sorting accuracy for recyclables to 91%;

●	Optimized paperless workflows, resulting in a 38% year-over-year reduction in quarterly paper consumption-equivalent to saving approximately 120 mature trees;

●	Office energy consumption per square meter: 0.72 kWh/㎡, a 15% decrease year-over-year.

Employee Development and Innovation Enablement

The Company further improved its talent development system:

●	ESG training coverage among employees rose to 85%, a 10 percentage point increase over the previous quarter;

●	The number of adopted internal green proposals grew by 35%.

Building the ESG Ecosystem

The following mechanisms were optimized this quarter:

1.	Internal ESG Action Points Program: Over 90% employee participation, with a cumulative total of more than 12,000 kilometers of green commuting completed;

2.	ESG Data Transparency Platform: Added a supply chain carbon footprint tracking module, enabling real-time data integration from the majority of Tier 1 suppliers.

Through these initiatives, Datasea not only advanced its own green transformation but also fostered sustainable development across its value chain. Going forward, the Company will focus on establishing supplier carbon accounting systems and enhancing employee development, continuing to set a benchmark for ESG management within the industry.

Going Concern

The accompanying unaudited consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2025 and 2024, the Company had a net loss of approximately $1.78 million and $4.14 million, respectively. For the nine months ending March 31, 2025 and 2024, the Company had a net loss of approximately $4.88 million and $6.0 million. The Company had an accumulated deficit of approximately $44.32 million as of March 31, 2025, and negative cash flow from operating activities of approximately $1.79 million and $5.95 million for the nine months ended March 31, 2025 and 2024, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of March 31, 2025, the Company had cash of $866,737.

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

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024, the Company entered into subscription agreements dated September 27, 2024 (the “Subscription Agreements”) with three non-U.S. investors, including Zhixin Liu, the Company’s Chairwoman, CEO, President, and Secretary, and Fu Liu, a Director of the Company. Under these agreements, the Company agreed to sell, and the Investors agreed to purchase, a total of 1,932,224 shares of Common Ctock, at a purchase price of $2.06 per share, which was the closing price on the Nasdaq Capital Market as of September 26, 2024 (the “Offering”). Each Investor was required to pay for their Shares within 15 business days of September 27, 2024.

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

New Software Copyright Acquired From July 1, 2024 to March 31, 2025

Software Copyright Owned by Shuhai Beijing

No.	Certification	Certificate No.
1	Shuhai Information Beauty multimodal assistant user end	Ruan Zhu Deng Zi No. 13940802
2	Park customer situation multimodal data management system	Ruan Zhu Deng Zi No. 13935684
3	Digital marketing cloud document integrated management system	Ruan Zhu Deng Zi No. 13934629
4	5G intelligent multimodal ERP management system	Ruan Zhu Deng Zi No. 13941972
5	Acoustic intelligent living terminal equipment management system	Ruan Zhu Deng Zi No. 14412403
6	Store interactive intelligent service management system	Ruan Zhu Deng Zi No. 14280647

Software Copyright owned by Xunrui Technology

No.	Certification	Certificate No.
1	5G message integrated order management system	Ruan Zhu Deng Zi No. 14292596
2	Beauty store operation management system	Ruan Zhu Deng Zi No. 14301728
3	Smart agriculture plant growth analysis system	Ruan Zhu Deng Zi No.14292600
4	Intelligent Internet of Things health care management system	Ruan Zhu Deng Zi No. 13927009
5	Intelligent emergency integrated management system	Ruan Zhu Deng Zi No.14292610
6	Interactive intelligent service management system for stores	Ruan Zhu Deng Zi No.14280647

Software Copyright owned by Tianjin Information Sea

No.	Certification	Certificate No.
1	Interactive integrated service procurement management system	Ruan Zhu Deng Zi No. 13935831
2	Decompression acoustic brain wave software	Ruan Zhu Deng Zi No. 14129289
3	Acoustic equipment performance test management platform	Ruan Zhu Deng Zi No.14129243
4	Acoustic sleep environment noise control management system	Ruan Zhu Deng Zi No. 14129261
5	Intelligent acoustic health sleep management software	Ruan Zhu Deng Zi No.14129276

Software Copyright owned by Guozhong Time

No.	Certification	Certificate No.
1	Enterprise digital procurement service platform	Ruan Zhu Deng Zi No. 14422388
2	Online transaction collection digital system	Ruan Zhu Deng Zi No. 14246469
3	Online transaction intelligent service robot management platform	Ruan Zhu Deng Zi No.14247983

Patent owned by Tianjin Information Sea

No.	Certification	Certificate No.
1	Audio playback system based on voltage following	ZL 2018 1 0008029.2
2	A B-ultrasound image target detection method and a B-ultrasound scanner	ZL 2022 1 0061012.X

Results of Operations

Comparison of the three months ended March 31, 2025, and 2024

The following table sets forth the results of our operations for the three months ended March 31, 2025, and 2024, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2025	% f Revenues	2024	% of Revenues
Revenues	$10,353,977		$1,383,001
Cost of revenues	10,056,187	97.1%	1,373,130	99.3%
Gross profit	297,790	2.9%	9,871	0.7%
Selling expenses	185,354	1.8%	970,443	70.2%
Research and development	347,532	3.4%	71,178	5.1%
General and administrative expenses	1,534,383	14.8%	3,075,941	222.4%
Total operating expenses	2,067,269	20.0%	4,117,562	297.7%
Loss from operations	(1,769,479)	(17.1)%	(4,107,691)	(297.7)%
Non-operating income (expenses), net	(13,613)	(0.1)%	(34,134)	(2.5)%
Loss before income taxes	(1,783,092)	(17.2)%	(4,141,825)	(299.5)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest from continuing operation	(1,783,092)	(17.2)%	(4,141,825)	(299.5)%
Income before noncontrolling interest from discontinued operation	-	-%	-	-%
Less: loss attributable to noncontrolling interest from continuing operation	(94)	(0.001)%	(105)	(0.01)%
Net loss to the Company from continuing operation	(1,782,998)	(17.2)%	(4,141,720)	(299.5)%
Net income (loss) to the Company from discontinued operation	-	-%	-	-%
Net loss to the Company	$(1,782,998)	(17.2)%	(4,141,720)	(299.5)%

Revenues

We had revenues of $10,353,977 and $1,383,001 for the three months ended March 31, 2025 and 2024, respectively, which shows a $8,970,976 increase by comparing with the same period of 2024, an increase of 648.7% over the same period last year. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the three months ended March 31, 2025, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The Company’s 5G AI multimodal digital business is an industry leader, and the continued expansion of the Company’s customer base supports the continued significant improvement of the business.

From January 1, 2025, to March 31, 2025, the Company generated revenue of $10,353,977, including $10,342,339 from the 5G AI multimodal digital business, $11,140 from acoustic intelligence business and $498 from other. From January 1, 2024 to March 31, 2024, the Company generated revenue of $1,383,001, including $1,381,986 from the 5G AI multimodal communication business, $841 from the acoustic intelligence and $174 from others.

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

1. Marketing Strategy & Performance Growth

The Company has achieved significant business breakthroughs and acquired premium customers through its professional cooperative marketing team. Since Q4 2023, the 5G Multimodal Communication business has demonstrated explosive growth, with Q2 2024 sales achieving a substantial leap compared to the same period last year.

2. Technological Edge & Business Expansion

With industry-leading R&D capabilities in 5G AI multimodal digital technology, the Company has established a stable customer base. To further strengthen market leadership, we have formed strategic partnerships with specialized institutions possessing extensive IoT expertise. These partners offer unique advantages in mobile internet and IoT industry chain integration, providing strong support for business development. As a core growth segment, the 5G AI multimodal digital business will maintain its steady and rapid expansion momentum.

Cost of Revenues

We recorded $10,056,187 and $1,373,130 cost of revenues for the three months ended March 31, 2025 and 2024, respectively, which shows a $8,683,057 increase by comparing with the same period of 2024. For the three months ended March 31, 2025, cost of revenues was mainly the 5G AI multimodal digital platform fees and Cloud Platform construction to suppliers. The increase in cost of revenues was due mainly to the increased revenue of 5G AI multimodal digital. For the three months ended March 31, 2025, the cost of 5G AI multimodal digital was $10.04 million, the cost of acoustic intelligence business was $13,567 and $62 from other. For the three months ended March 31, 2024, the cost of 5G Multimodal communication was $1.37 million, the cost of intelligent acoustics business was $482, and the cost of others was $172.

Gross Profit

Gross profit for the three months ended March 31, 2025, was $297,790 compared to $9,871 for the three months ended March 31, 2024, which shows a $287,919 increase by comparing with the same period of 2024. The increase in gross profit was mainly due to the increase in sales for the three months ended March 31, 2025.

Gross margin is 2.9% and 0.7% for the three months ended March 31, 2025, and 2024. The increase in gross margin was mainly due to the Company’s significant increase in market share and significant increase in operating income. The increase in gross profit means that the Company has great potential for development and operation.

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

Further measures to improve the gross profit margin of enterprises:

1.	Reasons for the Company’s choice of temporary cost leadership strategy: Due to the fierce competition in the 5G AI multimodal digital business market, the Company has established a good cooperative relationship with major customers in order to quickly occupy the market, promote the Company’s 5G AI multimodal digital business, and temporarily yield profits at this stage, which is a period of market expansion.

2.	Sales rebate and marketing reasons: In the marketing of 5G AI multimodal digital business, centralized procurement is made for customers’ prepaid accounts to ensure the security of the Company’s funds. At this stage, sales to customers have a certain amount of sales rebates and marketing expenses.

3.	According to the progress of the Company’s strategic development, the cost of marketing promotion and sales rebate will be reduced and the gross profit rate will gradually increase after the customer group is stable and competitive.

4.	The Company vigorously expands 5G related businesses, the most important purpose is to obtain market traffic and improve market brand influence. It can let more people know about the Company, and increase its exposure and visibility. 5G related services have become a tool to attract traffic and improve brands, which can drive revenue of other projects.

5.	Actively carrying out 5G AI multimodal digital related business can attract more users’ attention and establish a good interactive relationship with users, which can firmly obtain a large number of loyal long-term user groups for the Company, which has great potential for us to expand other revenue businesses and obtain new profit growth. It can drive business and revenue expansion in 5G AI micro, small and medium-sized enterprises platform, 5G Internet of Things and other fields. In addition, the Company will continue to deploy its 5G+AI digital system tailored to the needs of Meikang in more than 460 offline stores, providing personalized customer service, data-driven marketing and efficient store management, and is expected to earn more than 10% of the technical service fee revenue.

6.	Upgrade the business model, increase the proportion of sales of acoustic high-tech products, Scale-up of acoustic disinfection products through signed home beauty industry partners covering more than 460 stores. Including ultrasonic sterilizers and non-contact sleep AIDS, driving sales of high-margin acoustic products. As well as the promotion of different industry application areas, high additional areas, improve gross profit margin.

7.	High gross profit acoustic high -tech products short-term plan (Expected to launch in 2025): Applications of environmental acoustic technology and cardio-brain acoustic technology include: Pet disinfection and deodorization purifier, mechanical wave-based cortisol regulation device for brain tissue.

8.	High gross profit acoustic high -tech product long-term planning: precision design and manufacturing of acoustic industrial products, acoustic agricultural products, acoustic medical products, acoustic medical products, acoustic IoT products.

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

Future outlook and gross margin improvement

In 2023, the 5G AI multimodal digital business of Shuhai Information accounts for a relatively large proportion of total revenue, because at this stage, the business belongs to the early stage of the development, operation and promotion services of the Internet of Things market, and the investment in all aspects is large. In addition, the gross profit of the traffic top-up business is generally low. As a result, the annual gross margin level is low, with a gross margin of about 0.9%. In 2024, through revenue diversification, the Company increased software copyright sales and 5G AI micro, small and medium-sized enterprise platform sales, while the sales of acoustic high-tech products have achieved a small launch, and these revenues belong to high gross profit products and services, generally pushing up the average level of gross profit margin. Gross margin of 2% in 2025.

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses were $185,354 and $970,443 for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $785,089 or 80.9%. The decrease was mainly due to the decreased in advertising and marketing expenses by $828,590, which was partly offset by increased professional service fee by $20,727, increased rent expense and property management fee by $15,322 and increased other selling expenses by $7,450.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products and continuing to develop 5G-related applications. We incurred R&D expenses of $347,532 and $71,178 during the three months ended March 31, 2025, and 2024, respectively, which shows a $276,354 or 388.3% decrease by comparing with the same period of 2024.

Research and development expenses of $347,532 for three months ended March 31, 2025. The Company’s research and development results include but are not limited to the following:

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

General and administration expenses decreased $1,541,558, or 50.1% from $3,075,941 during the three months ended March 31, 2024, to $1,534,383 during the three months ended March 31, 2025. The decrease was mainly due to decreased stock compensation expense by $861,188 and decreased professional service fee by $749,367 which was partly offset by increased payroll expense by $71,396.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Expenses, net

Non-operating expense was $13,613 for the three months ended March 31, 2025, consisting mainly of interest income of $16 and other expenses of $13,629. Non-operating expenses were $34,134 for the three months ended March 31, 2024, consisting mainly of interest income of $217 and other expenses of $34,351.

Net Loss from continuing operation

We generated net loss from continuing operation of $1,782,998 and $4,141,720 for the three months ended March 31, 2025, and 2024, respectively, a $2,358,722 or 57.0% decrease as compared with the same period of 2024. The decrease in net loss was mainly due to the increase in gross profit, decrease in operating expenses, and decrease in other expenses as explained above.

Comparison of the nine months ended March 31, 2025, and 2024

The following table sets forth the results of our operations for the nine months ended March 31, 2025, and 2024, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2025	% of Revenues	2024	% of Revenues
Revenues	$51,891,475		$19,612,213
Cost of revenues	50,979,252	98.2%	19,425,372	99.0%
Gross profit	912,223	1.8%	186,841	1.0%
Selling expenses	1,589,072	3.1%	2,204,834	11.2%
Research and development	525,013	1.0%	343,553	1.8%
General and administrative expenses	3,836,519	7.4%	4,392,457	22.4%
Total operating expenses	5,950,604	11.5%	6,940,844	35.4%
Loss from operations	(5,038,381)	(9.7)%	(6,754,003)	(34.4)%
Non-operating income (expenses), net	156,904	0.3%	(86,456)	(0.4)%
Loss before income taxes	(4,881,477)	(9.4)%	(6,840,459)	(34.9)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest from continuing operation	(4,881,477)	(9.4)%	(6,840,459)	(34.9)%
Income before noncontrolling interest from discontinued operation	-	-%	833,546	4.3%
Less: loss attributable to noncontrolling interest from continuing operation	(212)	(0.0004)%	(10,098)	(0.1)%
Net loss to the Company from continuing operation	(4,881,265)	(9.4)%	(6,830,361)	(34.8)%
Net income (loss) to the Company from discontinued operation	-	-%	833,546	4.3%
Net loss to the Company	$(4,881,265)	(9.4)%	(5,996,815)	(30.6)%

Revenues

We had revenues of $51,891,475 and $19,612,213 for the nine months ended March 31, 2025, and 2024, respectively, which shows a $32,279,262 or 164.59% increase as compared with the same period of 2024. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the nine months ended March 31, 2025, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The Company’s 5G AI multimodal digital business is an industry leader, and the continued expansion of the Company’s customer base supports the continued significant improvement of the business.

From July 1, 2024, to March 31, 2025, the Company generated revenue of $51,891,475, including $51,503,911 from the 5G AI multimodal digital business, $3,046 from Smart City Business, $56,908 from acoustic intelligence business, $326,936 from software sales and $674 from others. From July 1, 2023 to March 31, 2024, the Company generated revenue of $19,612,213, including $19,538,768 from the 5G AI multimodal communication business, $69,462 from other services and $3,983 from the acoustic intelligence.

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

1. Marketing Strategy & Performance Growth

The Company has achieved significant business breakthroughs and acquired premium customers through its professional cooperative marketing team. Since Q4 2023, the 5G Multimodal Communication business has demonstrated explosive growth, with Q2 2024 sales achieving a substantial leap compared to the same period last year.

2. Technological Edge & Business Expansion

With industry-leading R&D capabilities in 5G AI multimodal digital technology, the Company has established a stable customer base. To further strengthen market leadership, we have formed strategic partnerships with specialized institutions possessing extensive IoT expertise. These partners offer unique advantages in mobile internet and IoT industry chain integration, providing strong support for business development. As a core growth segment, the 5G AI multimodal digital business will maintain its steady and rapid expansion momentum.

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

Cost of Revenues

For the nine months ended March 31, 2025, we recorded a cost of revenues of $50,979,252, compared to $19,425,372 for the same period in 2024, reflecting an increase of $31,553,880 or 162.44%. The cost of revenues for the nine months ended March 31, 2025, was primarily driven by 5G AI multimodal digital platform fees and cloud platform construction costs paid to suppliers. The increase in the cost of revenues was mainly due to the higher revenue generated from the 5G AI multimodal digital segment.

For the nine months ended March 31, 2025, the costs were as follows: $50.63 million for 5G AI multimodal digital, $1,716 for smart city, $317,414 for software sales, and $30,160 for the acoustic intelligence business. For the nine months ended March 31, 2024, the cost of 5G AI Multimodal communication was $19.35 million, the cost of other services was $68,314 and the cost of intelligent acoustics business was $2,342.

Gross Profit

Gross profit for the nine months ended March 31, 2025, was $912,223 compared to $186,841 for the nine months ended March 31, 2024, representing an increase of $725,382. This increase in gross profit was primarily driven by higher sales during the nine months ended March 31, 2025.

Gross margin was 1.8% for the nine months ended March 31, 2025, compared to 1.0% for the same period in 2024.The increase in gross margin was mainly due to the Company’s significant increase in market share and operating income. The growth in gross profit indicates that the Company has substantial development potential in its operations, including:

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses for the nine months ended March 31, 2025 were $1,589,072, compared to $2,204,834 for the same period in 2024, reflecting a decrease of $615,762, or 27.93%. The decrease was mainly due to the decrease of advertising and marketing expenses by $731,830, which was partly offset by increased service fee by $32,797, increased payroll expense by $13,348, increased rent expense and property management fee by $52,687 and increased other selling expenses by $16,007.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products, while continuing to develop 5G-related applications. We incurred R&D expenses of $525,013 and $343,553 during the nine months ended March 31, 2025, and 2024, respectively, representing an increase of $181,460 or 52.82% as compared to the same period of 2024.

Research and development expenses for the nine months ended March 31, 2025, totaled $525,013. The Company’s research and development efforts have yielded several significant outcomes, including:

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

General and administration expenses decreased $555,938, or 12.66% from $4,392,457 during the nine months ended March 31, 2024, to $3,836,519 during the nine months ended March 31, 2025. The decrease was mainly due to decreased stock compensation expense by $861,188, which was partly offset by increased professional service fee by $187,837, increased amortization expense of intangible assets by $36,398, increased auto expense by $23,485, increased meeting related expense by $10,491, and increased other G&A expenses by $48,788.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income was $156,904 for the nine months ended March 31, 2025, consisting mainly of interest income of $4,946 and other income of $151,958. Non-operating expenses were $86,456 for the nine months ended March31, 2024, consisting mainly of interest income of $1,946 and other expenses of $88,402.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546 (which was the gain on disposal of Zhangxun) for the nine months ended March 31, 2024.

Net Loss from continuing operation

We generated net loss from continuing operation of $4,881,265 and $6,830,361 for the nine months ended March 31, 2025, and 2024, respectively, a $1,949,096 or 28.54% decrease by comparing with the same period of 2024. The decrease in net loss was mainly due to increase in gross profit and decrease of operating expenses as explained above.

Accounts receivable

The operating revenue of the nine months ended March 31, 2025, was $51,891,475, the balance of accounts receivable was $49,066 at March 31, 2025. In the same period last year, the operating revenue was $19,612,213, and the accounts receivable balance was $17,044 at March 31, 2024. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of March 31, 2025, we had a working capital deficit of $1,142,094 or a current ratio of 0.64:1, and current assets in the amount of $1,989,796. As of June 30, 2024, our working capital deficit was $952,090, with a current ratio of 0.74:1, and current assets were $2,647,892.

We expect the Company to continue supporting its ongoing operations and financing through revenue growth and increased financing activities. However, there is no assurance that the Company will be able to secure such additional working capital on commercially viable terms, or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2025 and 2024, respectively.

	2025	2024
Net cash used in operating activities	$(1,785,456)	$(5,954,352)
Net cash used in investing activities	$(4,043,776)	$(108,911)
Net cash provided by financing activities	$6,553,450	$6,209,131

Cash Flow from Operating Activities

Net cash used in operating activities was $1,785,456 during the nine months ended March 31, 2025, compared to net cash used in operating activities of $5,954,352 during the nine months ended March 31, 2024, a decrease in cash outflow of $4,168,896.

The decrease in cash outflow was mainly due to (1) increased collection of accounts receivable by $683,199, (2) decreased cash outflow on prepaid expenses and other current assets by $2.45 million, (3) increased payment received from customers for unearned revenue by $559,170, and (4) decreased net loss by $1.13 million, despite we had increased cash outflow on accounts payable by $468,839 and increased cash outflow on inventory by $225,608.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $4.04 million for the nine months ended March 31, 2025, which consisted of cash paid for the acquisition of office furniture and equipment of $7,243 and cash paid for acquisition of intangible assets by $4.04 million. Net cash used in investing activities totaled $108,911 for the nine months ended March 31, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $3,692, cash paid for acquisition of intangible assets by $105,184, and cash loss due to disposal of subsidiary of $35.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,553,450 during the nine months ended March 31, 2025, which was net proceeds from sale of our common stock through an equity financing of $5,939,133, and proceeds from loan payables of $839,229, which was partly offset by repayment of loan payables of $40,629, and repayment to related parties of $184,283. Net cash provided by financing activities was $6,209,131 during the nine months ended March 31, 2024, which was the net proceeds from due to related parties of $417,174 and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $2,269,329.

Loan from banks

On April 10, 2024, Guozhong Times entered into a loan agreement with the Bank of Beijing in the amount of RMB 500,000 ($70,158) for a term of 12 months, and a preferential annual interest rate of 3.45% payable on the 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $601 and $1,830 interest expense for this loan. As of March 31, 2025, $69,655 was recorded as current liabilities.

On April 23, 2024, Guozhong Times entered into a loan agreement with the Beijing Rural Commercial Bank Economic and Technological Development Zone Branch in the amount of RMB 550,000 ($77,173) for a term of 12 months and an annual interest rate of 4.95% payable on the 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $949 and $2,888 interest expense for this loan. As of March 31, 2025, $76,621 was recorded as current liabilities.

On April 25, 2024, Shuhai Beijing entered into a loan agreement with the Industrial Bank Co., Ltd in the amount of RMB 2,000,000 ($280,631) for a term of 12 months and a preferential annual interest rate of 3.88%, payable on the 21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $2,724 and $8,251 interest expense for this loan. As of March 31, 2025, $278,621 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 28, 2024, Guozhong Times entered into a loan agreement with China Everbright Bank in the amount of RMB 1,000,000 ($140,315) for a term of 12 months, and an annual interest rate of 3.4%, payable on the21st of each month. For the three and nine months ended March 31, 2025, the Company recorded and paid $1,171 and $3,593 interest expense for this loan. As of March 31, 2025, $139,311 was recorded as current liabilities.

On June 20, 2024, Shuhai Beijing entered into a loan agreement with the Bank of China for the amount of RMB 4,000,000 ($561,262) for a term of 12 months and a preferential annual interest rate of 2.30% payable on the 21st of the third months of each quarter. For the three and nine months ended March 31, 2025, the Company recorded and paid $3,206 and $9,758 interest expense for this loan. As of March 31, 2025, $557,243 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On March 31, 2025, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. As of March 31, 2025, $835,864 was recorded as current liabilities.

As of March 31, 2025, the total liabilities of Datasea are $3,321,879, which shows a 8.37% decrease from June 30, 2024. The decrease of liability is due to the decrease of accounts payable by $683,082, decrease due to related parties by $629,296, decreased accrued expense and other payables by $120,070, which was partly offset by increased unearned revenue by $90,974, increased bank loan payable by $787,017, and increased operating lease liabilities by $276,354.

Financial index analysis

For the nine months ended March 31, 2025, the Company demonstrated strong momentum across multiple financial metrics. Revenue reached $51,891,475, representing a 164.59% increase year-over-year, primarily driven by the rapid expansion of the 5G AI multimodal digital business. Gross profit rose significantly to $912,223, a 388.23% increase from the same period last year, underscoring enhanced profitability and operational leverage. In the third quarter alone, The Company’s net loss decreased 57.0% year-over-year, from $4,141,720 to $1,782,998, reflecting improved cost management and revenue scale.Meanwhile, the cash balance increased by 378.17%, providing robust liquidity to support future operations. The 93.17% reduction in accounts receivable significantly improved capital turnover efficiency, and the 596.96% increase in the net value of intangible assets reflects the Company’s strengthened innovation capacity and long-term competitiveness.

For the nine months ended March 31, 2025, and 2024, the Company’s revenue was $51,891,475 and $19,612,213, respectively, reflecting an increase of $32,279,262 or 164.59% from the same period last year. This growth in revenue was primarily driven by the rapid expansion of the 5G AI multimodal digital business. The Company has consistently sought out high-quality customers, maintained its market share, and continuously expanded its customer base.

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

For the nine months ended March 31, 2025, and 2024, the Company’s gross profit was $912,223 and $186,841, respectively, an increase of $725,382, or 388.23% from the same period last year. This significant increase was primarily driven by the Company’s expanded market share and increased operating income. The growth in gross profit highlights the Company’s strong potential for further development and operational success.

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

As of March 31, 2025, and June 30, 2024, the Company’s cash balance stood at $866,737 and $181,262, respectively, reflecting an increase of $685,475 or 378.17% compared to the end of the prior fiscal year. This increase is primarily attributable to increased gross profit of 5G AI multimodal digital business and getting loan from Bank of China. This fund has enabled the Company to expand its scale, increase research and development, strengthen its intellectual property portfolio, and broaden market expansion, thereby enhancing the competitiveness of the Company’s brand and laying a solid foundation for its sustainable development. The rise in sales revenue, driven by higher demand for products and services, coupled with fund inflows from expanded financing channels, has allowed the Company to optimize its asset structure and bolster its financial strength and liquidity.

As of March 31, 2025, and June 30, 2024, the Company’s inventory was US$316,135 and US$153,583, respectively, reflecting an increase of US$162,552, or a growth rate of 105.84%, compared to the same period as of the end of the previous fiscal year. The Company has achieved a certain production scale through continuous investment in acoustic intelligent products and independent research and development and leveraging existing advantages and capabilities to open new markets and generate additional revenue to meet customer needs.

Increasing inventory ensures that the Company has enough products or raw materials to meet customer orders, preventing stock shortage, and improving customer satisfaction. Moreover, maintaining higher inventory levels helps the Company address sudden demand spikes or price increases, reduces the risk of supply chain disruptions, and minimizes waiting times in the production process, thereby enhancing production efficiency. By increasing inventory purchases, the Company can also secure discounts and concessions for bulk orders, lowering procurement costs. Additionally, a larger inventory enables the Company to meet market demand promptly and capitalize on sales opportunities during promotions or peak seasons.

As of March 31, 2025, and June 30, 2024, the Company’s accounts receivable balance was $49,066 and $718,546, respectively, marking a decrease of $669,480 or 93.17% from the end of the prior fiscal year. This reduction indicates that the Company has improved its ability to convert claims from credit sales into cash more quickly, thereby enhancing the speed and availability of funds. The Company can now deploy funds more flexibly for production, operations, investment expansion, or debt repayment, reducing the risk of capital shortages. A reduction in accounts receivable contributes to a healthier balance sheet, improving financial indicators such as the current ratio and quick ratio, and strengthening solvency and credit ratings. Additionally, it lowers the Company’s reliance on external financing, thus reducing interest expenses and financing costs. The Company’s focus on strengthening credit management has allowed for faster turnover of external funds, supporting better capital flow.

As of March 31, 2025, and June 30, 2024, the Company’s accounts payable were US $392,559 and US $1,075,641, respectively, a decrease of US $683,082 or 63.50% from the previous period, mainly due to the Company’s optimization of liabilities and reduction of debt ratio according to the capital situation. Better maintain a good and stable relationship with suppliers, enhance the capital turnover ability and supply chain management ability.

As of March 31, 2025, and June 30, 2024, the Company’s accounts received in advance balance were $140,213 and $49,239, respectively, reflecting an increase of $90,974 or 184.76% from the prior fiscal year. The benefits of increased advances include:

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

As of March 31, 2025 and June 30, 2024, the Company’s net intangible assets were $3,805,383 and $546,001, respectively. This represents an increase of $3,259,382, or 596.96%. The growth in intangible assets bring several benefits to the Company.

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

Going forward

Since its inception, Datasea Inc. has rapidly emerged as a leading force in the acoustic high-tech and 5G+AI multimodal digital technology sectors through continuous innovation. The Company remains committed to driving technological advancement and global expansion to support high-quality, sustainable growth:

I. Future Outlook of Acoustic High-tech Business

1. Technological Advancement and Global Expansion

Datasea will continue enhancing its Acoustic + AI precision manufacturing system to build a world-class technology framework. Through deeper collaboration with international markets, particularly in the U.S., the Company aims to expand its global industry footprint and strengthen integrated R&D and manufacturing capabilities.

2. Industry Penetration and Global Resource Integration

The Company will expand acoustic technology applications across agriculture, industry, healthcare, IoT, and wellness sectors. It will also pursue strategic M&A opportunities to consolidate global resources and strengthen its intellectual property portfolio.

3. New Product Roadmap

●	Short-term (2025): Launch acoustic solutions for pet disinfection and brain cortisol regulation;

●	Mid-term: Develop products for food and water sterilization and cardiovascular health monitoring;

●	Long-term: Advance the design and manufacturing of acoustic devices for industrial, agricultural, medical, and IoT applications

II. 5G+AI Multimodal Digital Business

1. Innovation and Intelligent System Optimization

Datasea will continue enhancing its AI-powered multimodal platform for smarter scheduling, personalized delivery, real-time monitoring, and data-driven enterprise solutions.

2. Industry Reach and SME Enablement

With broad market coverage across finance, logistics, media, and healthcare, the Company supports digital transformation for over 124 million individual entrepreneurs and 52 million enterprises, with a focus on empowering SMEs.

3. Scenario Innovation and Cross-Industry Empowerment

Leveraging cloud computing and SaaS, the platform delivers tailored solutions in rural revitalization, logistics, and health management—reducing operational costs and improving efficiency and competitiveness.

4. AI-Driven Analysis and Personalization

Through advanced intelligent analytics, the platform enables risk prediction, process optimization, and personalized service recommendations, helping clients improve conversion rates and customer satisfaction.

III. Strategic Outlook

1. Innovation-Driven Global Scale-Up

Datasea will pursue global expansion through innovation, M&A, and talent integration, accelerating the build-out of a global acoustic and digital intelligence ecosystem.

2. Brand Strengthening and IP Protection

The Company will continue reinforcing its international patent portfolio and enhancing brand value to maintain leadership in the acoustic intelligence field.

3. Risk Control and Compliance

A robust global risk and data compliance system will ensure steady, compliant operations as international expansion deepens.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c)	During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: May 14, 2025	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: May 14, 2025	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)