Form 10-K
period 2025-06-30
DATASEA INC.
filed 2025-09-26
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________

Commission file number 001-38767

DATASEA INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2019013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 302-5，Building C, Gemdale Viseen International Center, No.5 Shengfang Road, Daxing District, Beijing, People’s Republic of China	102628
(Address of principal executive offices)	(Zip Code)

+86 10-56145240

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	DTSS	The NASDAQ Capital Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2024, based on the price at which the common equity was last sold, as reported on Nasdaq Capital Market on such day, was approximately $16,406,480.58.

As of September 24, 2025, 8,256,816 shares of common stock, $0.001 par value per share, were issued and outstanding.

DATASEA INC.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2025

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

Our reporting currency is US$. The functional currency of the entities located in China is the RMB. For the entities whose functional currency is the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into US$ are included in determining comprehensive income/loss. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currencies at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

On January 19, 2024, the Company effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of its authorized and issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). Unless expressly stated otherwise, all issued and outstanding shares of Common Stock, stock option and per share information in this annual report on Form 10-K (the “Annual Report”), including consolidated financial statements, have been restated to reflect the Reverse Stock Split on a retroactive basis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this Annual Report are based upon management’s current expectations and beliefs, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this Annual Report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Our business operations are primarily based in China, and the VIE and its subsidiaries are subject to certain legal and operational risks associated with being based in China. On December 28, 2021, the Cyberspace Administration of China (“CAC”), and 12 other relevant PRC government authorities published the amended Cybersecurity Review Measures, which came into effect on February 15, 2022. The final Cybersecurity Review Measures provide that a “network platform operator” that possesses personal information of more than one million users and seeks a listing in a foreign country must apply for a cybersecurity review. Further, the relevant PRC governmental authorities may initiate a cybersecurity review against any company if they determine certain network products, services, or data processing activities of such company affect or may affect national security. As of the latest practicable date, our Company, the VIE and its subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. We do not believe that we are subject to: (a) the cybersecurity review with the CAC, as we do not possess a large amount of personal information in our business operations, and our business does not involve the collection of data that affects or may affect national security, implicates cybersecurity, or involves any type of restricted industry; or (b) merger control review by China’s anti-monopoly enforcement agency due to the fact that we do not engage in monopolistic behaviors that are subject to these statements or regulatory actions. On February 17, 2023, the China Securities Regulatory Commission (“CSRC”), issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. We are required by the Trial Measures to submit a filing to the CSRC and complete the filing procedures of any overseas public offering, but there is no certainty that we will be able to complete such filings in a timely manner. Any failure or perceived failure by us to comply with such filing requirements under the Trial Measures may result in forced corrections, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities. It remains highly uncertain the impact of such modified or new laws and regulations will have on our daily business operation, our ability to accept foreign investments and our compliance with continued listing requirements of The Nasdaq Capital Market(“Nasdaq”) or other foreign exchange. As a result of the legal and operational risks associated with us being based in and having the majority of our operations in China, such risks could result in a material change in our operations and/or the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risks Associated With Doing Business in China” and the associated risk factor on page 49.

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

PART I

Item 1. Description of Business

Overview

Company Structure

Datasea Inc. (“Datasea” or the “Company”, NASDAQ: DTSS) is a technology company incorporated under the laws of the State of Nevada on September 26, 2014, with subsidiaries and operating entities located in Delaware, US, and China. Since its incorporation in 2014, Datasea has been committed to the exploration, application, and commercialization of cutting-edge technologies. As a global high-tech company spanning both the Chinese and U.S. markets, Datasea’s business focuses on two main segments: Acoustic High-Tech and AI Multimodal Digitalization. Through continuous R&D investment, product innovation, and industrial collaboration, the Company has gradually built a complete “technology – product – market” closed-loop system, achieving large-scale application and rapid growth in several industries.

Datasea continuously integrates its self-developed acoustic technologies with artificial intelligence algorithms to create industry applications in various fields. Through “acoustics + application scenarios,” the Company is expanding cross-industry applications. During the last two fiscal years, as the high-margin solutions of the two core segments—Acoustic High-Tech and AI Multimodal Digitalization—gradually scale up, Datasea has transitioned from “scale growth” to “quality improvement.” This transition lays a solid foundation for achieving long-term goals and maximizing shareholder value by the Company.

The Company actively participates in and contributes to the industrial development of the ‘acoustic effect’ concept. Leveraging acoustic technology, the Company establishes unique technological barriers in five key fields: 1) healthcare, 2) medical, 3) industrial, 4) agricultural, and 5) IoT, focusing on “Acoustic High-Tech + AI Multimodal Digitalization” as its dual-business engines, achieving full-chain value conversion from technological R&D to industry application.

The Company operates in the two business segments:

1)	Acoustic High-Tech and

2)	AI Multimodal Digitalization

In the Acoustic High-Tech field, the Company focuses on the innovation of acoustic technology in multiple scenarios, with “non-hearable mechanical wave effects” as the R&D core. In the environmental domain, the Company has launched a series of acoustic environmental products to meet the purification needs of public and household settings; in the health domain, it has launched a series of acoustic medical and healthcare products, breaking through in areas such as neuro-regulation and acupoint stimulation, extending acoustic applications from environmental assistance to precise health management and clinical intervention. In the industrial domain, the Company explores the application of ultrasound in fields such as industrial precision processing, agricultural pest control, and agricultural product preservation, forming a cross-industry empowerment model of “acoustics + AI + vertical scenarios.”

In the AI Multimodal Digitalization field, the Company continues to invest in the research and application of AI multimodal digital technology, aiming to provide customers with cutting-edge intelligent solutions. As a pioneer in China’s AI multimodal digital field, Datasea deeply integrates the high-speed, low-latency capabilities of 5G networks with AI and big data processing technologies to create a comprehensive AI multimodal digital platform spanning multiple industries. With its self-developed multimodal data processing platform, it achieves real-time collection, analysis, and generation of text, voice, image, video, and other data types. The Company focuses on the efficient and accurate matching of community services and consumer needs, offering full-spectrum services from standardized platform services (such as intelligent marketing, business process automation) to customized system solutions (such as full-process digital management for beauty salons, rural revitalization agricultural management platforms), helping customers optimize costs and improve efficiency.

Datasea is not a Chinese operating company but a Nevada-based holding company with its Delaware subsidiary, Datasea Acoustics LLC, serving as our U.S.-based international business platform. Additionally, through the Company’s subsidiary in China, Tianjin Information Sea Information Technology Co., Ltd (“Shuhai Tianjin”) and the VIE, Shuhai Information Technology Co., Ltd. (“Shuhai Beijing”), we carry out business activities in China, along with their subsidiary entities. Shuhai Beijing possesses cutting-edge products and solutions in acoustics high tech and AI multimodal digital applications to support commercial enterprises, households and individuals in China.

Our business operations are primarily based in China. The Company also has business operations in the United States and is continuing to expand its operations in other countries. In China, the Company has established a research, production, and sales network through entities such as Shuhai Tianjin and Shuhai Beijing, focusing on application of Acoustic markets in healthcare, medical aesthetics, industrial, and agricultural sectors. In the United States, through its wholly owned subsidiary, Datasea Acoustics LLC, the Company is promoting the distribution of acoustic products and patent deployment and is working with U.S. partners to expand local channels. Together, these initiatives support the development of a global operational framework characterized by technical collaboration and complementary market access.

For the fiscal year ended June 30, 2025, the Company recorded revenue of $71,616,820, representing a 198.70% increase compared to the same period in 2024. This revenue growth is primarily due to the ongoing advancement of the Company’s “dual-engine” business structure: (i) its acoustic high-tech business, where the Company expanded its product sales and technology solution services, and (ii) its AI digital business, where the Company is maintaining a leading position in the industry. Our growing customer base continues to support substantial business growth.

Our common stock listed on the Nasdaq Capital Market is the common stock of our Nevada holding company that maintains service agreements with the associated operating companies which enable us to consolidate the financial results of the VIE and its subsidiaries with our corporate group under U.S. GAAP, making Datasea the primary beneficiary of the VIE for accounting purposes. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 24 and “VIE Agreements” on page 3.

Our Mission and Business Strategy

The Company aims to become a global leader in new generation of technology enterprises based on acoustic technology and driven by AI, and to establish a unique competitive advantage in the global wave of acoustic intelligence and digitalization.

To implement this goal, the Company is using the following business strategy:

Technological Leadership:

The Company will continue to promote interdisciplinary research between acoustic science and artificial intelligence, striving to maintain a global leading position in areas such as non-hearable mechanical wave effects, acoustic coupling, and AI multimodal algorithms. The Company has partnered with top research institutions, such as the Chinese Academy of Sciences and Tsinghua University, to establish joint laboratories and industrial research projects, continuously pushing scientific breakthroughs to be applied in industries.

Cross-Industry Empowerment and Application Expansion:

Datasea is committed to broadening the application of acoustic technologies such as ultrasound, infrasound, and Schumann resonance in various industries. Combining acoustic technology with artificial intelligence as a technological foundation, it integrates into different industries’ products and services, enhancing existing solutions and extending them into high-value applications, realizing the cross-industry empowerment model of “acoustics + AI + application scenarios.”

Acoustic Healthcare and Medical Fields:

The Company aims to implement “acoustics + neuro-regulation” to intervene precisely in the brain (brain-computer interface), heart, and foot acupoints (foot-computer interface), constructing a closed-loop system for “detection — analysis — diagnosis — real-time intervention” to meet the growing global demand for non-pharmacological, precise health interventions.

VIE STructure and Agreements

Due to regulatory restrictions on foreign ownership in certain sectors in China, such as the internet and information technology industries, the Company conducts its business through a Variable Interest Entity (VIE) structure, which allows it to achieve operational compliance and business expansion balance.

Datasea Information Technology Co., Ltd. (“Shuhai Beijing” or the “VIE”) is the VIE entity of our corporate group, under the contractual control of Datasea. Through contractual arrangements (the “VIE Agreements”) with Shuhai Beijing and its shareholders—Zhixin Liu (a shareholder, President, and CEO of Datasea) and Fu Liu (a shareholder and Director of Datasea)—the Company is entitled to the economic benefits from Shuhai Beijing’s business operations and has control over its day-to-day operations. The financial and operational results of Shuhai Beijing are fully consolidated into Datasea’s financial reports, and this structure enables the company to comply with Chinese regulations while maintaining control over its Chinese operations. Please refer to a condensed consolidating schedule that disaggregates the operations and depicts the financial position, cash flows, and results of operations as of the dates and for the periods stated therein at pages F-1 to F-34 of this Annual Report.

Operation and Intellectual Property Service Agreement.

Pursuant to the Operation and Intellectual Property Service Agreement, Tianjin Information Sea Information Technology Co., Ltd. (“WFOE”) is granted operational management rights over Shuhai Beijing under this agreement, including day-to-day business management, asset and financial control, and the provision of intellectual property services (such as technology licensing), procurement management, marketing management, and inventory management. The service fee collected monthly by WFOE equals Shuhai Beijing’s pre-tax profit for that period; if Shuhai Beijing incurs a loss, such loss will be carried forward to offset potential service fees in the following month. In addition, if Shuhai Beijing is unable to repay its debts, WFOE is obligated to make repayment on its behalf; if Shuhai Beijing’s net assets fall below its registered capital, WFOE must provide funding to make up the shortfall. Without WFOE’s consent, Shuhai Beijing and its shareholders are prohibited from independently making or leading any business decisions.

Shareholder Voting Rights Proxy Agreement

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

Equity Option Agreement

The Shuhai Beijing Stockholders granted WFOE or its designee an irrevocable option under which WFOE may, at any time, purchase all or part of the equity interests held by Shuhai Beijing’s shareholders at a price of RMB 0.001 per RMB 1 of capital contribution. To maintain this option right, WFOE must pay RMB 1 annually to Shuhai Beijing’s shareholders. The agreement is valid for 10 years from the effective date, after which WFOE has the right to renew. The agreement also includes restrictive covenants protecting WFOE’s rights during the exercise of the option, such as prohibiting Shuhai Beijing’s shareholders from transferring equity to third parties.

Equity Pledge Agreement

To secure the performance of the above-referenced Operation and Intellectual Property Service Agreement and Equity Option Agreement, Shuhai Beijing’s Stockholders pledged all of their equity interests in Shuhai Beijing to WFOE as collateral. During the pledge period, WFOE is entitled to receive all dividends, bonuses, and other investment returns derived from the pledged equity. If Shuhai Beijing or its shareholders breach any provisions of the agreements, WFOE may legally enforce the pledge and satisfy its claims by discounting, auctioning, or selling the pledged equity.

Summary Consolidated Financial Data

The following historical statements of operations and statements of cash flows for the fiscal years ended June 30, 2024 and June 30, 2025, and balance sheet data as of June 30, 2024 and June 30, 2025, which have been derived from our audited financial statements for those periods. Our historical results are not necessarily indicative of the results that may be expected in the future.

Condensed Consolidated Statements of Operations Information

	Year Ended June 30, 2025
	PARENT	SUBSIDIARY	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$71,616,820		$71,616,820
Revenue-Parent provide service to WOFE	99,200				(99,200)	-
Revenue-Parent provide service to VIE	154,200				(154,200)	-
Revenue - WOFE’s provide service to VIE			1,350,560		(1,350,560)	-
Revenue - VIE purchase materials from WOFE			121,072		(121,072)	-
Revenue - from VIE’s label that is used by WOFE				926,286	(926,286)	-
Revenue - WOFE purchase materials from VIE				400	(400)
						-
Cost of Revenue - third parties			90,763	69,082,109		69,172,872
COST - VIE purchase materials from WOFE			400		(400)	-
COST - WOFE purchase materials from VIE			-	121,072	(121,072)	-
					-	-
Gross profit	253,400	-	1,380,469	3,340,325	(2,530,246)	2,443,948

Operating expenses	2,391,610	130,465	2,410,541	2,666,047		7,598,663
Operating expenses-VIE cost that was purchased from WOFE				1,350,560	(1,350,560)	-
Operating expenses-WOFE cost that was purchased from VIE			926,286		(926,286)	-
Operating expenses-WOFE cost that service provided by Parent			100,641		(100,641)	-
Operating expenses-VIE cost that service provided by Parent				155,799	(155,799)	-
Loss from operations	(2,138,210)	(130,465)	(2,056,999)	(832,081)	3,040	(5,154,715)
Other income (expenses), net	2,533	(5)	119,757	(47,100)		75,185
Income tax expense				6,596		6,596
Loss before noncontrolling interest	(2,135,677)	(130,470)	(1,937,242)	(885,777)	3,040	(5,086,126)
Less: loss attributable to noncontrolling interest				(432)		(432)
Net loss to the Company from continuing operation	(2,135,677)	(130,470)	(1,937,242)	(885,345)	3,040	(5,085,694)

	Year Ended June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$69,541	$23,906,326		$23,975,867
Revenue - Parent provided service to WOFE	275,100				(275,100)	-
Revenue-Parent provided service to VIE	143,600				(143,600)	-
Revenue - WOFE provided service to VIE			489,386		(489,386)	-
Revenue - VIE purchased materials from WOFE			57,082		(57,082)
Revenue - from VIE’s label that was used by WOFE				264,533	(264,533)	-
Revenue - WOFE purchased materials from VIE				57,082	(57,082)
						-
Cost of Revenue - third parties			69,156	23,432,606		23,501,762
COST - VIE purchased materials from WOFE			57,082		(57,082)
COST - WOFE purchased materials from VIE			-	57,082	(57,082)
					-	-
Gross profit	418,700	-	489,771	738,253	(1,172,619)	474,105

Operating expenses	6,996,227	324,954	3,535,554	1,742,757		12,599,492
Operating expenses - VIE expenses, corresponding to services provided by WOFE				489,386	(489,386)	-
Operating expenses - WOFE expenses for using VIE’s label			264,533		(264,533)
Operating expenses – WOFE expenses, corresponding to services provided by Parent			278,862		(278,862)
Operating expenses - VIE expenses, corresponding to services provided by Parent				146,150	(146,150)	-
Loss from operations	(6,577,527)	(324,954)	(3,589,178)	(1,640,040)	6,312	(12,125,387)
Other income (expenses), net	(1,665)	(61)	3,108	(97,300)		(95,918)
Income tax expense						-
Loss before noncontrolling interest	(6,579,192)	(325,015)	(3,586,070)	(1,737,340)	6,312	(12,221,305)
Less: loss attributable to noncontrolling interest				(10,695)		(10,695)
Net loss to the Company	(6,579,192)	(325,015)	(3,586,070)	(1,726,645)	6,312	(12,210,610)

Condensed Consolidated Balance Sheets Information

	As of June 30, 2025
	PARENT	SUBSIDIARY	WOFE	VIE	Elimination	Consolidated

Cash	$24,488	$1,598	$14,481	$580,240		$620,807
Accounts receivable			789,095	585,085		1,374,180
Accounts receivable - VIE					-	-
Accounts receivable - WOFE				31,766	(31,766)
Inventory				206,610		206,610
Inventory - VIE						-
Inventory - WOFE				47,738	(47,738)	-
Value-added tax prepayment			22,088	114,937		137,025
Other receivables-Subsidiaries	32,515		2,666	2,417	(37,598)	-
Other receivables - VIE	993,088		14,187,221		(15,180,309)	-
Other receivables - WOFE	10,249,731			1,423,840	(11,673,571)	-
Other receivables - Parent		5,000			(5,000)
Other current assets			336,120	247,530	-	583,650

Total current assets	11,299,822	6,598	15,351,671	3,240,163	(26,975,982)	2,922,272

Property and equipment, net			6,920	18,640		25,560
Intangible assets, net			3,045,369	503,000	(52,385)	3,495,984
Right of use asset, net			7,720	284,345		292,065
Investment into subsidiaries	15,820,480				(15,820,480)	-
Investment into WOFE		13,949,894			(13,949,894)	-
Other non-current assets	-		-	-		-

Total non-current assets	15,820,480	13,949,894	3,060,009	805,985	(29,822,759)	3,813,609

Total Assets	$27,120,302	$13,956,492	$18,411,680	$4,046,148	(56,798,741)	$6,735,881

Accounts payable	$260,700	2,500	$41,066	$115,772		$420,038
Accounts payable - VIE			31,766	-	(31,766)
Accounts payable - WOFE					-	-
Short term loan						-
Advance from customer			461	149,627		150,088
Accrued expense and other payable	750		1,117	804,862	(259,023)	547,706
Due to ralated parties			4,961	1,165		6,126
Lease liability			5,764	122,761		128,525
Loan payable			-	2,374,767		2,374,767
Other payables - Datasea		32,514	10,031,174	726,742	(10,790,430)	-
Other payables - Subsidiaries	5,000				(5,000)
Other payables - VIE		2,536	1,423,840		(1,426,376)	-
Other payables - WOFE		2,677		14,187,221	(14,189,898)	-
Other current liabilities						-

Total current liabilities	266,450	40,227	11,540,149	18,482,917	(26,702,493)	3,627,250

Lease liability - noncurrent				166,436		166,436
Long term loan			-			-

Total non-current liabilities	-	-	-	166,436	-	166,436

Total liabilities	266,450	40,227	11,540,149	18,649,353	(26,702,493)	3,793,686

Accumulated deficit	(15,519,912)	(1,904,215)	(11,652,066)	(15,363,739)	(86,084)	(44,526,016)
Other equity	42,373,764	15,820,480	18,523,597	760,534	(30,010,164)	47,468,211

Total equity	26,853,852	13,916,265	6,871,531	(14,603,205)	(30,096,248)	2,942,195

Total liabilities and stockholders’ equity	$27,120,302	$13,956,492	$18,411,680	$4,046,148	(56,798,741)	$6,735,881

	As of June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Cash	$79,225	$1,249	$7,634	$93,154		$181,262
Accounts receivable				718,546		718,546
Accounts receivable - VIE			760,708		(760,708)	-
Accounts receivable - WOFE					-
Inventory			34,530	119,053		153,583
Inventory - VIE			-			-
Inventory - WOFE				41,147	(41,147)	-
Other receivables-Subsidiaries	5,015		832	2,427	(8,274)	-
Other receivables - VIE	475,223		12,971,457		(13,446,680)	-
Other receivables - WOFE	6,304,226			1,412,607	(7,716,833)	-
Other receivables - Parent		5,000			(5,000)
Other current assets	5,000	-	1,292,945	295,305	1,251	1,594,501

Total current assets	6,868,689	6,249	15,068,106	2,682,239	(21,977,391)	2,647,892

Property and equipment, net			17,532	30,934		48,466
Intangible assets, net		101,042	62,406	441,485	(58,932)	546,001
Right of use asset, net			38,300	11,045		49,345
Investment into subsidiaries	14,320,480				(14,320,480)	-
Investment into WOFE		12,450,340			(12,450,340)	-
Other non-current assets	-		-	-		-

Total non-current assets	14,320,480	12,551,382	118,238	483,464	(26,829,752)	643,812

Total Assets	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

Accounts payable	$262,385	2,500	$44,758	$765,998		$1,075,641
Accounts payable - VIE			-	-	-
Accounts payable - WOFE				760,708	(760,708)	-
Short term loan				1,170,298		1,170,298
Advance from customers			463	48,776		49,239
Accrued expenses and other payables	23,254		109,121	713,827	(249,488)	596,714
Lease liability			41,549	11,981		53,530
Loan payable			-			-
Other payables - Datasea		5,015	6,182,249	468,998	(6,656,262)	-
Other payables - Subsidiaries	5,000				(5,000)
Other payables - VIE		2,536	1,412,607		(1,415,143)	-
Other payables - WOFE		845		12,971,457	(12,972,302)	-
Other current liabilities	32,000		520,501	102,059		654,560

Total current liabilities	322,639	10,896	8,311,248	17,014,102	(22,058,903)	3,599,982

Accumulated deficit	(13,649,331)	(1,773,745)	(9,705,672)	(14,479,788)	168,214	(39,440,322)
Other equity	34,515,861	14,320,480	16,580,768	631,389	(26,916,454)	39,132,044

Total equity	20,866,530	12,546,735	6,875,096	(13,848,399)	(26,748,240)	(308,278)

Total liabilities and stockholders’ equity	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

Condensed Consolidated Statements of Cash Flows Information

	Year Ended June 30, 2025
	PARENT	SUBSIDIARIES - HK entity	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(258,984)	$(29,428)	$(186,960)	$(1,899,308)		$(2,374,680)
Net cash provided by/(used in) operating activities (WOFE to VIE)						-
						-
Net cash provided by/(used in) investing activities			(3,847,448)	(237,749)		(4,085,197)
Net cash provided by/(used in) investing activities (Parent to subsidiaries)	(1,500,000)				1,500,000	-
Net cash provided by/(used in) investing activities (Parent to WOFE)					-
Net cash provided by/(used in) investing activities (Subsidiaries to WOFE)		(1,499,554)	1,524,032		(24,478)	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(1,255,657)		1,255,657	-
Net cash provided by/(used in) investing activities (Parent to VIE)					-	-

Net cash provided by/(used in) financing activities	5,939,133		(102,795)	1,109,032		6,945,370
Net cash provided by/(used in) financing activities ( Parent to VIE )	(258,842)		3,875,709	259,782	(3,876,649)	-
Net cash provided by/(used in) financing activities ( Parent to subsidiaries)	(27,500)	1,527,500			(1,500,000)	-
Net cash provided by/(used in) financing activities ( VIE to subsidiaries )					-	-
Net cash provided by/(used in) financing activities WOFE to parent)	(3,945,505)				3,945,505	-
Net cash provided by/(used in) financing activities (WOFE to subsidiaries )		1,830			(1,830)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				1,255,657	(1,255,657)	-
Net increase (decrease) in cash and cash equivalents	$(51,698)	$(2,691)	$6,848	$487,086	-	$439,545

	Year Ended June 30, 2024
	PARENT	SUBSIDIARIES	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$134,284	$(5,849)	$(5,076,644)	$(1,450,675)		$(6,398,884)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(1,992,684)	1,992,684		-
						-
Net cash provided by/(used in) investing activities			-	(167,957)		(167,957)
Net cash provided by/(used in) investing activities (Parent to subsidiaries)	(1,405,015)				1,405,015	-
Net cash provided by/(used in) investing activities (Parent to WOFE)	(6,231,281)				6,231,281
Net cash provided by/(used in) investing activities (Subsidiaries to WOFE)		(1,399,449)			1,399,449	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(2,859,142)		2,859,142	-
Net cash provided by/(used in) investing activities (Parent to VIE)	(475,223)				475,223	-
Net cash provided by/(used in) investing activities (VIE to subsidiaries)				2,536	(2,536)	-

Net cash provided by/(used in) financing activities	8,061,286		418,608	(1,640,317)		6,839,577
Net cash provided by/(used in) financing activities (Parent to VIE)				483,698	(483,698)	-
Net cash provided by/(used in) financing activities (Parent to Subsidiaries)		1,405,015			(1,405,015)	-
Net cash provided by/(used in) financing activities (VIE to subsidiaries)		(2,536)			2,536	-
Net cash provided by/(used in) financing activities (parent to WOFE)			6,097,306		(6,097,306)	-
Net cash provided by/(used in) financing activities (subsidiaries to WOFE)			1,424,455		(1,424,455)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				2,859,142	(2,859,142)	-
Net increase (decrease) in cash and cash equivalents	$77,738	$(2,819)	$(1,988,041)	$2,074,656	-	$161,534

cash transfers and Dividend Distribution

The revenue of Shuhai Beijing (the VIE entity) is primarily denominated in RMB, and its fund transfers must comply with China’s foreign exchange management regulations. According to the VIE agreements, Shuhai Beijing pays service fees, intellectual property licensing fees, and other payments to the WFOE (Shuhai Tianjin). After completing the registration with the State Administration of Foreign Exchange (SAFE) (according to the “Notice on Issues Related to Foreign Exchange Management for Domestic Residents’ Foreign Investment and Return Investments by Special Purpose Companies” issued by SAFE), the WFOE transfers the funds to Shuhai Information Skill (HK) Limited. This Hong Kong company then distributes the funds as dividends to the parent company, Datasea Inc.

Current PRC regulations permit WFOE to pay/distribute dividends to Shuhai Information Skill (HK) Limited only out of its accumulated after-tax profits, if any, determined in accordance with Chinese accounting standards and regulations. Additionally, at least 10% of the after-tax profits must be allocated to the statutory reserve fund each year (which can be stopped once the accumulated amount reaches 50% of the registered capital). The WFOE may also choose to allocate discretionary reserves, but statutory and discretionary reserves cannot be distributed as dividends before the company’s liquidation. As of June 30, 2025, neither Shuhai Beijing nor its Chinses subsidiaries have distributed cash dividends or transferred profits to the US parent company or any foreign entities; the U.S. parent company has not distributed dividends to its shareholders, including U.S. investors.

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

Foreign Exchange Risk

We prepare our financial statements in U.S. dollars, while we conduct a significant portion of our operations in China where the only legitimate currency for use within is RMB. The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s monetary or fiscal policies and political and economic conditions and supply and demand in local markets.

For current account items (such as trade or service-related transactions), foreign exchange payments only require filing procedures and do not need prior approval. However, for capital account items (such as the repayment of overseas loans), foreign exchange outflows require approval from the foreign exchange authority. The Chinese government may restrict Shuhai Beijing’s access to foreign exchange without prior notice, which could affect the company’s cross-border fund transfers. Additionally, if the parent company provides loans to domestic subsidiaries or VIE entities, the loan must be registered with the foreign exchange authority, and the use of the funds is strictly limited (it cannot be used for securities investment, non-business real estate purchases, etc.).

According to the current regulations issued by SAFE (Document No. [2023]28), foreign-invested enterprises must adhere to the principles of authenticity and self-use when utilizing capital within the business scope. The capital must not be used for payments beyond the business scope, securities investment, or investment in wealth management products other than those that are bank principal-protected (unless otherwise specified by laws and regulations), issuing loans to non-affiliated enterprises (unless explicitly permitted within the business scope or in specific pilot areas), or paying for non-business-related real estate purchases (except for foreign-invested real estate enterprises).

Our Business Summary

Our Business Summary

The Company is implementing a dual-core business structure: (i) high-tech acoustics and (ii) AI multimodal digital technology business. In the field of high-tech acoustics, the Company is one of the global initiators of the “acoustic effects” concept, providing advanced acoustic products and solutions worldwide. Simultaneously, in the AI multimodal digital domain, Datasea leverages its AI-driven services and solutions to offer digital and intelligent services to both businesses and individual users. Through the deep integration of acoustics and artificial intelligence, the Company completed a strategic transition from product-driven growth to solution-driven development. The Acoustic High-Tech segment is shifting from “hardware sales” to “solution-driven” revenue, gradually moving toward a high-margin model; while the AI Multimodal Digitalization segment has achieved scaled growth through the combination of standardized platform services and customized solutions, with a significant improvement in profitability quality. Together, these two segments form dual engines that are driving the Company’s transition from “scale expansion” to “high-quality growth.”

Acoustic Business Segment:

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

Acoustic High-Tech is a new field that integrates fundamental acoustic theory with artificial intelligence to collect and process acoustic data and address various challenges. Datasea utilizes advanced technologies in this domain, combining basic acoustic theories with AI to create a robust technology system centered around the effects of non-audible mechanical waves. This includes leveraging ultrasonic technology for sterilization, which effectively combats viruses and prevents infections. Thid technology exploits the mechanical, thermal, and cavitation effects of ultrasound. When microorganisms, including viruses like the coronavirus, are exposed to ultrasound, they experience intense vibrational strains that disrupt their outer shells and internal RNA. The rapid movement of protons caused by the ultrasound ultimately destroys microbial structures, eliminating harmful pathogens.

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

In addition to hardware products, the Company also provides technology and solution outputs. By integrating core acoustic technologies with AI algorithms, Datasea delivers technology designs and embedded modules to third-party partners for commercialization, securing revenue sharing without bearing large-scale production costs. At the same time, the Company offers comprehensive end-to-end solutions that combine acoustic products, AI platform functions, and supporting services, such as sleep-assistance devices and health data analysis platforms in the healthcare sector. This dual model of technology licensing and solution delivery enables high-margin, scalable growth across industries.

To illustrate the Company’s technology and products on the global market, Datasea, through its wholly-owned Delaware subsidiary, Datasea Acoustics LLC, operates as the primary entity to offer advanced acoustic precision manufacturing products and solutions in fields including acoustic industry, acoustic agriculture, acoustic medicine, and acoustic health, and more. After obtaining certification from internationally renowned testing organizations for our sound disinfection products, we will launch large-scale sales of these products in the U.S. market. This strategy aims to tap into the continuously growing consumer audience worldwide. The company has already established contractual relationships with various online and offline channels in the United States, laying out the market plan for acoustic-related products. Additionally, measures such as collaborations with universities and research institutions in the United States, obtaining patents through multiple channels, production assembly planning, and potential acquisitions contribute to the sustainable development of Datasea Acoustics LLC.

AI multimodal digital technology business segment

Datasea also continues to invest in the research and application of AI multimodal digital technology, committed to providing customers with leading intelligent solutions. As a pioneer in China’s AI multimodal digital field, Datasea deeply integrates the high-speed and low-latency characteristics of 5G networks with AI and big data processing technologies to create a comprehensive AI multimodal digital platform that spans multiple industries. This platform integrates various data forms, such as text, audio, and video, enabling efficient information generation, precise transmission, and automation. It provides enterprise clients with high-quality services, including data packages and new media marketing. Powered by AI, Datasea’s 5G platform enhances customer acquisition, marketing, and brand building efficiency while creating new opportunities for digital transformation and business models. Datasea’s AI multimodal digital products and solutions are widely applied in rural revitalization, healthcare, and logistics, and have capability to provide digital and intelligent services to over 48.42 million enterprises and households in China (with more than 99% being small and medium-sized enterprises), driving industrial upgrades and innovative development.

Acoustics Business

Industry overview

Acoustics is the science of studying sound, encompassing the generation, propagation, reception, conversion, and various effects of sound waves. It covers all forms of linear and nonlinear mechanical wave phenomena, from infrasound to ultrasound, and from microscopic to macroscopic scales. Acoustics is highly interdisciplinary and expansive, intersecting with numerous fields to form a vibrant, multidisciplinary science that has given rise to a vast number of branches.

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

The acoustic intelligence industry, as a cutting-edge interdisciplinary field, is entering a period of rapid growth, driven by the integration of new-generation information technologies such as AI, IoT, and big data. From an industry perspective, acoustics is a fundamental science that studies sound wave generation, propagation, reception, and effects. It has branched into areas such as language acoustics, ultrasound, and environmental acoustics. The maturity of AI, big data, and cloud computing technologies has driven traditional acoustics to upgrade into “acoustic intelligence,” forming a new industrial model with “basic acoustic theory + AI algorithms + scenario-based applications.” Its commercial value and development potential continue to be realized across industries such as healthcare, consumer electronics, industrial manufacturing, and agriculture.

In the acoustic high-tech industry, research has evolved from traditional speech and environmental acoustics to emerging frontiers such as ultrasound, neuro-regulation, and brain-computer interfaces. With the continued maturity of artificial intelligence, big data, and cloud computing technologies, the deep integration of acoustics and AI has not only expanded application boundaries but also enhanced technological value-added and commercialization potential. Acoustics is transitioning from a single branch of physics into an interdisciplinary and cross-industry innovation engine.

From a policy environment perspective, global organizations such as the International Organization for Standardization (ISO) and the World Health Organization (WHO) have shown strong attention to acoustics and environmental health, providing regulatory frameworks and momentum for industry development. In China, the acoustic intelligence industry has received substantial government support, with white papers and industry development plans issued to promote applications in healthcare, agriculture, industry, and smart cities. For AI, the implementation of the Data Security Law and the Personal Information Protection Law has created compliance thresholds while also promoting safer, more transparent, and more efficient data processing and intelligent algorithms.

Datasea’s acoustic high-tech business focuses on key applications of sound waves, integrating basic acoustic theory with artificial intelligence. This involves studying and applying non-audible mechanical wave effects, utilizing sound wave technology and acoustic effects as a technical system for collecting and processing acoustic data and solving problems.

Industry Application and Market Scale

We believe that there is and continues to be significant demand and diverse opportunities for the integration of acoustics with fields such as life and health, natural resources, and agriculture. For example, ultrasound technology has promising application prospects in various sectors, including healthcare, industrial, environmental protection, beauty, and agriculture. Additionally, Schumann resonance has shown effectiveness in sleep health and directional audio plays a crucial role in specific content delivery and personal privacy protection, among other applications. Among these, ultrasound technology, particularly in the areas of air purification, beauty, and agricultural pest control, holds immense market potential.

Ultrasound, or ultrasonics, is the science and technology of sound at frequencies beyond what we can hear. It has a wide range of applications, from medical and health, industrials/inspections, and agriculture. According to Kaiyuan Securities Research Institute, the market for acoustic components in China is projected to grow at a compound annual growth rate (CAGR) of 15.6% from 2021 to 2025, with a projected market size exceeding 46 billion RMB by 2025. On the technology services side, smart voice services, which serve as the core interface for human-computer interaction, reached a market size of 28.5 billion RMB in 2021, growing at 44% year-on-year. With the development of AI multimodal technologies, the application of voice recognition, voiceprint identification, and other technologies is expanding across various fields. Additionally, global subfields such as acoustic medicine and neuro-regulation are experiencing significant growth, providing vast space for acoustic intelligence technologies to penetrate high-value applications.

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

We anticipate that multiple sub-sectors will experience rapid growth. For example, intelligent voice, as a key gateway for human-computer interaction, has maintained an annual growth rate of over 40% in recent years; acoustic devices driven by demand for smart homes and wearables have achieved a compound annual growth rate of over 15%; acoustic healthcare and neuro-regulation markets, propelled by clinical and health management needs, show enormous growth potential.

In the industrial sector, acoustic intelligence has become an important tool for equipment maintenance and production optimization. By collecting and analyzing operational sound profiles of motors, bearings, and other equipment, combined with AI-based vibration and noise recognition, potential faults can be identified in advance, significantly reducing downtime and maintenance costs. This “acoustic stethoscope” model is helping manufacturers achieve greater production line stability and efficiency.

In agriculture, acoustic intelligence assists farmers with pest and disease monitoring by identifying subtle signals such as crop friction and pest sounds. Specific sound waves can stimulate seed germination, increase yields, and extend shelf life of agricultural products. AI-enabled intelligent acoustic agriculture systems are emerging as a new path for modern green agriculture.

In healthcare and health management, the value of acoustic applications is particularly prominent. Ultrasound is not only a key imaging tool but is increasingly applied in functional interventions. Technologies such as low-intensity focused ultrasound (LIFU) show breakthrough potential in neuro-regulation and tumor treatment. Combined with AI algorithms, real-time analysis of EEG, heart rate, and blood flow data enables the creation of a “detection–analysis–diagnosis–real-time intervention” closed-loop system, providing viable solutions for precise, non-pharmaceutical health management. This aligns closely with growing demands related to aging populations, chronic disease management, and mental health.

Business & Revenue Model

Datasea’s Acoustic High-Tech business forms a multi-tiered, sustainable revenue model through hardware sales expansion, technology output collaboration, and customized overall solution delivery. We believe that these multiple income streams will result in a multi-tiered and sustainable profit system.

Hardware Sales

The Company independently develops and markets its own acoustic hardware products, which include air purifiers, health assistance products, and medical beauty devices. Specific products include the “Datasea Tian Ear” series ultrasonic air purifiers, ultrasonic cleaning devices, the “Star Dream” brand non-contact sleep aid devices, and medical beauty devices such as ultrasonic wrinkle removal and fat reduction machines. The commercialization approach follows a “channel cooperation + online and offline linkage” model. Offline, the company collaborates with partners in cities like Tianjin and Beijing to establish a sales network covering 463 beauty and health stores, driving the products into professional service scenarios. Online, the company relies on platforms such as Douyin (TikTok) and Xiaohongshu (Little Red Book), utilizing its own live-streaming team and external partners to conduct live-streaming e-commerce, achieving large-scale sales of acoustic disinfection products and the “Sleep Treasure” product, which enhances consumer penetration.

Technology Output:

This model focuses on the integration of core acoustic technologies and AI algorithms, commercializing them through partnerships with third-party developers. For example, a collaboration with a well-known smart footwear company in China involved embedding acoustic sensing and regulation technologies into their product lines, providing complete acoustic algorithms and module design. Revenue is generated through agreed-upon profit-sharing arrangements. This model allows the company to avoid large-scale production costs while obtaining long-term stable returns, rapidly expanding the technological application scenarios.

Solution Delivery:

Based on customer-specific needs, the Company integrates acoustic products, AI platform functions, and supporting services to provide comprehensive solutions across the full product chain, including R&D, product delivery, and application. For example, in the healthcare field, Datasea provides systematic acoustic application solutions that include sleep aid devices and health data analysis platforms. In the beauty industry, it offers integrated services combining acoustic care equipment with health management systems for users. For the fiscal year ended June 30, 2025, the Company generated revenue in this business segment of RMB 3,773,584.91 (approximately $527,110) from delivering complete acoustic technology solutions.

Products & Services

The Company’s acoustic high-tech products and services are built upon its proprietary non-audible mechanical wave effects core technology, integrated with AI algorithms to deliver innovative applications across health, medical, industrial, and agricultural sectors. Through this technological foundation, Datasea has developed a diversified product portfolio ranging from commercialized ultrasonic disinfection devices and sleep-assistance systems to medical beauty equipment, while actively advancing an “Acoustic +” multi-scenario strategy that extends into healthcare, medical neuro-regulation, industrial manufacturing, and smart agriculture.

Commercialized Products:

Datasea develops ultrasonic-based disinfection and purification devices that leverage cavitation effects to eliminate microorganisms and improve environmental hygiene. These products are designed for both commercial and household settings, providing chemical-free sterilization with enhanced safety. The “Datasea Tian Ear” ultrasonic air purifiers and ultrasonic cleaning devices are widely applicable in hospitals, airports, hotels, schools, and homes. Certain models integrate UV light and plasma functions to further strengthen disinfection effectiveness.

In the health and wellness category, Datasea applies acoustic and resonance principles to improve sleep quality and promote relaxation. Its “Star Dream” non-contact sleep aid devices, based on Schumann resonance, are designed to adjust the sleep environment and help users achieve restorative rest. In addition, the “Oxygen Sleep Star” (OEM product) provides a portable sleep-assistance solution for individual consumers, extending accessibility and convenience.

Datasea’s medical beauty products apply precise sound wave technology to support professional cosmetic care and personal use. These devices are intended to assist with skincare, body shaping, and aesthetic enhancement, representing potential new approaches in photoelectric medical beauty and health care. The portfolio includes ultrasonic wrinkle removal machines, fat reduction devices, and acoustic spot removal devices, which are designed for use in beauty centers as well as at home.

Product Plans (“Acoustic +” Multi-Scenario Layout):

In the health domain, the Company is advancing foot regulation solutions that combine AI and multi-source sensing to stimulate key foot acupoints and improve microcirculation. It is also developing ultrasonic cortisol level regulation devices designed to adjust brain cortisol levels and improve learning efficiency, together with household food and water disinfection cleaning devices that apply ultrasonic cleaning and sterilization in a simplified and user-friendly way.

In the medical domain, the Company is developing neuro-regulation devices in both home-use and rehabilitation types. The home-use version monitors brain electrical signals in real time for memory, sleep, and mood regulation, while the rehabilitation version is intended to support recovery of neural functions in patients suffering from strokes, brain injuries, and similar conditions. Integrated diagnostic and treatment robots powered by AI are also under development to assist doctors in performing intelligent medical operations.

In the industrial field, Datasea is working on rapid liquid-phase separation machines that use ultrasound to reduce reagent consumption and shorten separation times, ultrasonic-assisted nano-material preparation devices where atomization creates favorable conditions for nano-material production, ultrasonic 3D metal printing devices applying non-contact focused ultrasound for welding and printing, and semiconductor slurry and nano-material preparation devices that regulate atomized particle reactions for the production of copper oxide nanopowder.

In the agricultural field, the Company is developing ultrasonic agricultural preservation and pest control machines that eliminate insect eggs and microorganisms to extend shelf life, as well as agricultural and forestry pest control devices that use ultrasonic repellent to reduce pesticide usage. Acoustic plant growth promoters, also referred to as “sound fertilizer,” are being designed to enhance photosynthesis and nutrient absorption, while zero-gravity plant factories for space stations are exploring the use of acoustic waves to simulate a space-like environment for soil-free cultivation.

Sales and Distribution

As of the date of this Annual Report, our acoustic products are primarily developed and produced in China, and we sell these products primarily through multi-channels, extensively cooperating with new media. We have established new marketing channels both in China and internationally.

In the domestic market, Datasea adopts a direct sales approach in Beijing, Northern China, the Yangtze River Delta, and the Guangdong-Hong Kong-Macao Greater Bay Area by entering into agreements with industry clients, health management companies, and beauty salons to introduce acoustic products into medical, beauty, and public service scenarios. The Company also utilizes online distribution and live-streaming e-commerce through a “self-built + cooperative” dual-track model. Its in-house live streaming team provides product demonstrations and sales, while collaborations with external teams on platforms such as Douyin (TikTok) and Xiaohongshu (Little Red Book) help expand brand visibility and improve product conversion rates, particularly for disinfection products and consumer products such as “Sleep Treasure.”

In the overseas market, Datasea operates through its U.S. subsidiary, Datasea Acoustics LLC, which has established distribution partnerships with iPower Inc. and Meglio Interiors LLC to introduce acoustic disinfection products and health assistance devices into the U.S. market. These products are currently in the introduction phase, and the Company anticipates that the scale of cooperation will gradually expand in the future.

The Company’s major clients include:

Industry clients that are operators of public places such as hospitals, airports, hotels, and schools (who purchase disinfection and sterilization equipment), beauty chain organizations, health management companies (purchasing medical beauty equipment, sleep aid products), industrial manufacturing enterprises, and agricultural production bases (who pilot ultrasound industrial/agriculture application equipment).

End customers, such as sales network, including 463 beauty and health salons located in Northern China (Tianjin, Hebei, and other areas). These salons serve as the core display and service venues for acoustic products, directly offering acoustic care services to individual consumers.

Individual consumers that purchase household disinfection equipment, sleep aid devices, and other products directly through these channels.

During the fiscal year ended June 30, 2025 and up to the date of this Annual Report, the Company and its subsidiaries signed material agreements with the following major customers:

In December 2024, the VIE subsidiary, Guozhonghaoze, signed an agreement with 14 beauty industry service companies in cities such as Tianjin and Beijing to deploy its acoustic high-tech products (including disinfection devices and sleep aid products) in 263 beauty and body care stores in Northern China, covering key regions like Tianjin and Hebei. In January 2025, the company signed additional agreements with 9 health management companies in Tianjin, expanding its product range to 200 more beauty salons in Northern China. This expands the Company’s market presence and strengthens its position in health management and beauty fields, creating more growth opportunities.

On December 25, 2024, the Company’s wholly owned subsidiary Datasea Jingwei (Shenzhen) Information Technology Co., Ltd. signed a sales agreement with Tianjin Qianli Cultural Media Co., Ltd. for air purifiers. As of June 30, 2025, Qianli Cultural Media’s income amounted to RMB 267,936 (approximately $37,422 USD). This contract marks a strong start for entering the consumer market with acoustic environmental disinfection products, laying the foundation for future business expansion and brand impact.

On May 20, 2025, the Company signed two technology service contracts with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., Ltd. The first contract involves designing the core technology solution for the “Ultrasonic Cavitation and Ozone Oxidation Bathroom Sterilizer” product based on the product concept and usage scenarios proposed by Yuxiang Zhiyang, with a contract amount of RMB 1.8 million (approximately $251,431.76 USD). By June 30, 2025, the revenue from this contract (excluding taxes) reached RMB 1,698,113.21 (approximately $237,199.78 USD). The second contract, valued at RMB 2.2 million (approximately $307,305.49 USD), focuses on the “Sleep Treasure” product core technology and system integration design based on Schumann wave resonance principles, with the revenue (excluding taxes) reaching RMB 2,075,471.70 (approximately $289,910.84 USD) as of June 30, 2025.

On July 18, 2025, the VIE subsidiary Guozhonghaoze (Beijing) Technology Co., Ltd. signed a “Market Cooperation Agreement” with Hainan Zhixingjian Intelligent Technology Co., Ltd.. Under the agreement, both parties will integrate their respective online sales channels, creating a special sales area for mutual products. This cooperation marks the formal entry of the company’s acoustic technology services and products into the smart wearable and health footwear sales channels, further expanding the application market and consumer coverage.

On July 18, 2025, Datasea’s VIE subsidiary, Guozhonghaoze (Beijing) Technology Co., Ltd., signed a cooperation agreement with Hainan Zhixingjian Intelligent Technology Co., Ltd. Under the agreement, Datasea will provide proprietary acoustic hardware and software solutions for adult and children’s smart insoles, featuring functions such as heating, weight monitoring, ultrasonic sterilization, sleep improvement, fatigue relief, and assistance in chronic disease management. Technology service fees will be charged based on product output, and the Company expects to generate up to RMB 7 million (approximately USD 0.98 million) in service revenue during the contract period. This cooperation marks the formal entry of Datasea’s acoustic technology services and products into the smart health consumer market.

Our Suppliers

The core suppliers for the Company’s “Datasea Tian Ear” air disinfection and sterilization product line include:

●	Guangdong Hakebao Environmental Technology Co., Ltd.

●	Shenzhen Aijing Sen Environmental Protection Technology Co., Ltd.

●	Shenzhen Antop Technology Co., Ltd.

●	Komi Intelligent Manufacturing (Shenzhen) Co., Ltd.

●	Baihui Precision Plastics Molding (Shenzhen) Co., Ltd.

●	Shenzhen Fubon New Technology Co., Ltd.

These suppliers are located in the Guangdong-Hong Kong-Macao Greater Bay Area, benefiting from a mature industrial supply chain. In March 2024, the company signed a Manufacturing Cooperation Agreement with Bailuwei Precision Technology Co., Ltd., a wholly owned subsidiary of Shanghai Yongli Belt Industry, which serves international brands such as Philips, Sony, and Samsung. This agreement is aimed at enhancing product manufacturing precision and scalability for upgraded acoustic intelligent deodorizing and sterilizing products.

The core raw materials for the “Datasea Tian Ear” series products include 40kHz ultrasonic sterilization modules, Seepo DC brushless motors, temperature and humidity sensors, dust sensors, UV lamps, and HEPA13 grade multi-layer filters. Core components like ultrasonic sterilization modules and sensors are custom-produced by designated suppliers according to technical specifications, ensuring product stability. Standard electronic components and filters are sourced through multi-supplier bidding to control costs and mitigate supply chain risks.

The Company set up sales channels though 463 beauty and health stores in the northern region of China, becoming the core display and sales nodes for acoustic products in professional service scenarios. In addition to its offline expansion, the Company increased its sales through live-streaming e-commerce, significantly increasing user coverage for acoustic disinfection products and “Sleep Treasure.” Company is focusing on advancing its patent applications and acquisitions in the U.S and will gradually scale up product sales in the international market.

AI Multimodal Digitalization Business Segment

Industry overview

Multimodal artificial intelligence (“Multimodal AI”) refers to models capable of simultaneously processing and integrating multiple forms of data—such as text, speech, images, and video—to produce a more comprehensive understanding and output. Compared to traditional single-modality AI, multimodal systems are better suited for complex business scenarios and real-time decision-making. The underlying technologies typically involve Transformer architectures, attention mechanisms, distributed training, and mixed-precision computing, which are increasingly being adopted across industries. Independent research indicates that by 2028, approximately 80% of enterprise-grade foundation models will incorporate multimodal capabilities, underscoring their strategic importance to platform providers.

In China, the AI industry has already reached a market scale of nearly RMB 600 billion and is projected to maintain double-digit compound growth over the next decade. Adoption rates among enterprises continue to accelerate, with generative and multimodal applications driving industry-wide digital transformation. The rapid deployment of 5G infrastructure provides the necessary connectivity and computing power, enabling low-latency data collection, transmission, and analysis. As of early 2025, China had deployed more than 430 million 5G base stations, supporting a high penetration rate of connected devices and services.

On the regulatory front, China’s cybersecurity, data security, and personal information protection laws establish a comprehensive framework for data collection, cross-border transfer, and algorithmic governance. These regulatory requirements are shaping industry practices and compelling platform providers to embed compliance features—such as data minimization, access control, and privacy audits—into their solutions. In this environment, multimodal AI has evolved from “feasibility” to “scalability,” offering enterprises not only technical tools but also compliance-ready platforms for digital transformation.

Industry Application and Market Scale

Multimodal platforms combine “data acquisition – semantic integration – workflow automation – intelligent decision-making” to deliver value across diverse sectors. In finance, multimodal data is applied to fraud detection and compliance monitoring; in logistics, it enables route optimization and anomaly alerts through the fusion of speech, video, and geospatial data; in healthcare, it supports remote consultations and quality control by combining textual records, physiological indicators, and imaging data; and in retail and new media, it enhances customer engagement by integrating text, voice, and video into seamless marketing campaigns. These applications highlight the shift from single-point automation toward full end-to-end intelligent processes.

The market scale is expanding rapidly. Globally, enterprise adoption of AI increased sharply in 2024, with budgets prioritizing generative and multimodal technologies. In China, the rollout of 5G and cloud computing has fueled explosive growth in scenarios such as live-streaming e-commerce, real-time logistics, and smart agriculture. Digital rural revitalization initiatives, supported by government policy, are driving adoption of multimodal platforms for crop monitoring, product traceability, telemedicine, and education. These developments create broad opportunities for solution providers offering “platform + vertical application” models.

Customer demand shows two structural patterns: small and medium enterprises (SMEs) favor lightweight, subscription-based multimodal services to enhance marketing and operations, while large industry clients sign multi-year framework agreements to secure stable computing and data resources. Together with the ongoing investment in digital public services, this dual demand structure is expected to sustain robust growth. Overall, the alignment of technological maturity, infrastructure rollout, and regulatory support forms three critical pillars underpinning the rapid expansion of AI multimodal.

Business Model and Revenue Model

The Company offers end-to-end digital solutions for industry-specific customer needs, integrating multimodal platform functions, customized data interfaces, and AI algorithms. During the fiscal year ended June 30, 2025, the Company launched the following directions for solution delivery:

1.	AI Multimodal Services for Small and Medium Enterprises (SMEs): Providing integrated solutions that include membership management, data analysis, and intelligent marketing, helping SMEs optimize their customer operations and reduce management costs.

2.	Digital Rural Services: Developing a digital platform covering smart agriculture (crop growth monitoring, precision irrigation), rural logistics (order tracking, route optimization), remote healthcare, and education, supporting rural industry upgrades and public service improvements.

3.	New Media Marketing Services: Customizing digital marketing management systems for partners, supporting content publishing across multiple platforms, user interaction analysis, and tracking marketing effectiveness to improve online conversion rates.

We believe that this model has high margins and strong customer stickiness. In the fiscal year 2025 we generated RMB 8.9 million (approximately $1.24 million USD) in revenue from using the solution delivery method. It became a new profit growth point for the AI business segment and significantly optimized the overall profit structure.

The Company’s AI multimodal digitalization business is based on the self-developed multimodal intelligence platform. This platform utilizes the Transformer model architecture, DeepSeek distributed training, and mixed-precision computing technologies to simultaneously process text, voice, images, video, and other data types, enabling real-time data collection, analysis, generation, and transmission. The platform serves multiple industries such as finance, logistics, healthcare, entertainment, and beauty. During the fiscal year 2025, the Company generated revenue of $70.68 million in this business segment, an increase of $46.71 million compared to the previous year (2024: $23.97 million), reflecting a growth rate of 194.86%. The growth is primarily attributed to the rapid expansion of the Chinese AI multimodal digital business market and the continuous expansion of the customer base, with stable execution of long-term contracts.

Products and Services

The core product of the AI multimodal digitalization business is the Multimodal Intelligence Service Platform that leverages cross-modal data processing technology and has four key capabilities:

1)	Multi-type Data Processing supports text (semantic analysis, multilingual translation, content generation), voice (real-time recognition, speech synthesis, voiceprint identification), image (object detection, image segmentation, style transfer), and video (behavior analysis, content summarization, anomaly detection) across various data scenarios.

2)	Cross-modal Semantic Calibration: Using self-attention mechanisms to assign weights to different types of data, it ensures precise association and integration of cross-modal information, improving the accuracy of analysis results.

3)	Business Process Automation: The platform features standardized API interfaces, enabling seamless integration with existing ERP, CRM, and OA systems of clients, achieving automatic data flow and business operations (e.g., order approval, customer responses).

4)	Intelligent Recommendations and Predictions: Based on historical customer data and industry characteristics, AI algorithms generate personalized content recommendations, user demand predictions, and risk alerts (e.g., financial fraud detection, logistics anomaly warning).

Sales Channels and Customer Categories

The Company adopts a “2B2C” model to expand its market coverage through direct industry client outreach, cooperative partnerships and end-user penetration. In terms of direct outreach, the sales team engages with major industry players such as financial institutions, logistics companies, healthcare organizations, and beauty chains, offering customized solutions and platform services; for example, the Company has collaborated with leading logistics firms to deploy intelligent scheduling platforms. Cooperative partnerships are established with local government departments such as the Rural Revitalization Bureau, industry associations including the SME Association and Beauty Industry Association, as well as digital service providers, enabling the Company to quickly access small and medium-sized customers and promote standardized platform services. At the end-user level, Datasea deploys multimodal services in beauty salons, rural service centers, and other scenarios. These services include functions such as online appointment systems in beauty salons and agricultural product traceability platforms in rural areas, which indirectly reach individual consumers and create a “B-end service supporting C-end experience” model.

Sales and Distribution

Datasea categorizes its customers based on size and usage scenarios, continuously optimizing its customer structure.

Large industry clients include key players in logistics, retail, healthcare, and beauty chains, who typically sign long-term cooperation agreements and contribute a significant share of revenue through stable purchasing volumes. Small and medium enterprises in sectors such as retail, catering, and agriculture primarily purchase standardized platform services, including intelligent marketing and business automation tools, and the Company has added over 200 new SME clients in fiscal year 2025. End-user clients include 463 beauty and health salons in Northern China that have adopted Datasea’s AI multimodal digital system, such as online appointment scheduling and membership management modules. Through these clients, the Company indirectly reaches individual consumers, increasing platform usage frequency and strengthening its overall market footprint.

During the fiscal year ended June 30, 2025, the Company has continuously grown its customer base, which further supported the expansion of its AI multimodal digitalization business. Stable cooperation with core clients contributed to significant revenue growth. The Company generated revenue of $69.44 million in its AI multimodal digitalization business, an increase of $49.89 million compared to $19.55 million in the same period of 2024, reflecting a growth rate of 255.20%.

The Company entered into the following material agreements with respect to its AI multimodal digital system:

●	Qingdao Ruizhi Yixing Information Technology Co., Ltd.:

o	Cooperation Period: Signed an agreement on August 12, 2024, valid for 12 months and renewed to December 31 2026 before expiration.

o	Cooperation Content: The company, along with its subsidiaries and affiliates, provides AI multimodal data services to the client. The agreement includes purchasing AI multimodal data recharge cards valued at RMB 10–500 (approximately $1.40–69.83 USD).

o	Revenue Contribution: From July 1, 2024, to June 30, 2025, this client contributed RMB 392,182,085.13 (approximately $54,775,147 USD), making it the company’s largest AI business client.

●	Wuhan Xiaoming Technology Co., Ltd.:

o	Cooperation Period: Signed on August 9, 2024, valid for 12 months and renewed to December 31 2026 before expiration.

o	Cooperation Content: Purchases AI multimodal data recharge cards for its digital platform’s data processing services.

o	Revenue Contribution: From July 1, 2024, to June 30, 2025, this client contributed RMB 25,000,429.43 (approximately $3,491,751 USD).

●	Xinyi Xinfanfa Information Technology Co., Ltd.:

o	Cooperation Period: Signed on October 1 valid for 12 months.

o	Cooperation Content: Purchases AI multimodal data recharge cards for logistics industry intelligent scheduling and information push services.

o	Revenue Contribution: From July 1, 2024, to June 30, 2025, this client contributed RMB 41,736,607.01 (approximately $5,829,253 USD).

On February 20, May 15, and May 16, 2025 the Company signed an agreement with Beijing Meimei Cooperative Network Technology Co., Ltd. that provides AI multimodal solutions for small and medium enterprises (30-day delivery), digital rural services (35-day delivery), and new media marketing platform custom solutions (35-day delivery). As of June 30, 2025, we generated RMB 5,377,358.49 (approximately $751,132 USD) from the sales of services based on these agreements.

On May 22, 2025, we signed an agreement with Tianjin Qianli Cultural Media Co., Ltd. with respect to custom technology solutions for our new media marketing platform, including user profile analysis, content auto-generation, and marketing effectiveness tracking. As of June 30, 2025, we generated RMB 2,075,471.70 (approximately $289,910 USD) from the sales based on this agreement.

Our Suppliers

The core product of the AI multimodal digitalization business is software systems and platform services, which are mainly developed by the Company’s internal R&D team. There is no procurement of traditional hardware raw materials, with only a small amount of supporting services and resource procurement involved During the R&D process, the server resources and cloud computing services required are primarily sourced from leading domestic cloud service providers such as Alibaba Cloud and Tencent Cloud, with payments based on actual usage such as storage capacity and computing time. This ensures the stable operation of the platform and data security.

To guarantee that data collection and processing comply with regulations such as the Data Security Law and the Personal Information Protection Law, the Company engages third-party data compliance consulting agencies, including service teams from the China Academy of Information and Communications Technology. These services cover data compliance assessments and the design of privacy protection schemes. In addition, some basic algorithm modules, such as foundational speech recognition models, are licensed from compliant third-party technology providers. The Company pays annual licensing fees for these technologies in order to reduce R&D costs and enhance the functional maturity of its platform.

Overall, the supplier concentration for this business segment is low, and procurement costs account for less than 5% of the revenue. The reliance on external suppliers is minimal, and the core competitive advantage stems from the company’s self-developed multimodal algorithms and scenario-based solution capabilities.

For the fiscal year 2025, the Company AI multimodal digitalization business delivered notable progress, with advancements in customer scale, revenue volume, and profitability quality. Management believes these results demonstrate the segment’s growing market relevance and provide a strong foundation for continued expansion:

Revenue from this business segment reached $70.68 million, representing an increase of 199.49% compared to $23.60 million in fiscal year 2024. The number of core customers grew from 8 in fiscal year 2024 to 15 in fiscal year 2025, with three customers—Qingdao Ruizhi Yixing, Xinyi Xinfanfa, and Wuhan Xiaoming Technology—each generating annual cooperation amounts exceeding $10 million USD, reflecting stronger customer stickiness.

The Company also achieved meaningful progress toward the large-scale implementation of its AI multimodal system solutions. Key offerings, including services for small and medium-sized enterprises, digital rural services, and new media marketing solutions, generated total revenue of RMB 8.9 million (approximately $1.24 million USD). These solutions delivered a gross margin of over 60%, significantly higher than the 45% margin for standardized platform services, thereby improving the overall profitability of the segment.

In addition, the Company made further advances in the beauty and health industry by deploying digital systems in 463 beauty salons in Northern China. These deployments established a closed-loop service chain that integrates online appointments, personalized recommendations, membership management, and service feedback. Management believes that this model will increase consumer usage frequency over time, creating a “B-end service + C-end experience” growth pathway and further expanding the Company’s market boundaries.

Products and Supply Chain

Datasea Inc.’s product system consists of two parts: software and hardware.

In the Acoustic High-Tech business segment, the Company mainly focuses on hardware devices, covering disinfection and health-related smart hardware products, while also integrating some software functions to enable device control and data collection. In the AI Multimodal Digitalization business segment, the core products are software systems and platform services, relying on artificial intelligence algorithms and multimodal processing capabilities to provide intelligent cloud-based services for both enterprise and individual clients. The Company combines independent R&D with external collaborations, outsourcing certain stages to maintain production flexibility and cost control. The R&D focuses on independent innovation in acoustic technologies and multimodal algorithms, forming a “R&D-driven, manufacturing-collaborative, hardware-software integrated” capability system that supports the implementation of the two core business segments.

Software R&D Capabilities

The Company’s software development focuses on the AI multimodal digitalization business. Its core achievement is the self-developed multimodal intelligence platform, with specific R&D capabilities reflected in the following areas:

1.	Technical Architecture: The platform is built based on the Transformer model architecture, DeepSeek distributed training, and mixed-precision computing technologies. It has the ability to simultaneously process text, speech, image, and video data, using a self-attention mechanism to achieve cross-modal semantic calibration, thereby improving the accuracy of data fusion and analysis.

2.	Core Function Development: The R&D covers functions such as data collection and transmission, multimodal analysis and generation, business process automation, intelligent recommendations and marketing, and risk control and management. These functionalities meet the digital needs of industries including finance, logistics, healthcare, entertainment, and beauty.

3.	Scenario-Based R&D: The Company focuses its R&D efforts on AI multimodal services for small and medium-sized enterprises (SMEs), digital rural services, and new media marketing services. These efforts result in both standardized platform services and customized solutions. For example, the company develops integrated features for membership management, data analysis, and intelligent marketing for SMEs, and develops agricultural management, remote healthcare, and education modules for rural revitalization.

Supply Chain and Supplier Management

1.	Supply Chain System: The supply chain includes the manufacturing of electronic components, mold processing, plastic shell injection molding, and metal structural parts production. The system is primarily built around the production needs of acoustic hardware products. The Company adopts a multi-supplier strategy for core components (e.g., ultrasonic sterilization modules, sensors), selecting 2-3 suppliers for each core component, and sourcing generic parts through multi-channel bidding to reduce dependency on single suppliers.

2.	Supplier Management:

o	Supplier Selection: The company prioritizes suppliers located in the Guangdong-Hong Kong-Macao Greater Bay Area (Dongguan, Shenzhen, Foshan), leveraging regional industrial chain advantages to ensure supply efficiency. Core suppliers must have independent production facilities, advanced manufacturing equipment, intelligent production lines, and good industry reputations, and they must pass certifications such as ISO 9001:2008, ISO 14001:2004, OHSAS 18001:2007, and CCC.

o	Core Supplier Cooperation: Key suppliers for the “Datasea Tian Ear” air disinfection and sterilization product series include Guangdong Hakebao Environmental Technology Co., Ltd., Shenzhen Aijing Sen Environmental Protection Technology Co., Ltd., Shenzhen Antop Technology Co., Ltd., Komi Intelligent Manufacturing (Shenzhen) Co., Ltd., Baihui Precision Plastics Molding (Shenzhen) Co., Ltd., and Shenzhen Fubon New Technology Co., Ltd.. In March 2024, the company signed a Manufacturing Cooperation Agreement with Bailuwei Precision Technology Co., Ltd., a wholly owned subsidiary of Shanghai Yongli Belt Industry, which serves international brands such as Philips, Sony, and Samsung. This agreement aims to enhance the manufacturing precision and scalability of upgraded acoustic intelligent deodorizing and sterilizing products.

3.	Outsourcing Management:

o	Outsourcing Collaboration Scale: As of June 30, 2025, the Company has established collaborations with approximately 5 outsourced manufacturing partners, building a supply system with around 40 suppliers to provide various components and services for the acoustic high-tech products. The company continues to expand its outsourcing partnerships to optimize supply chain resources.

o	Outsourcing Quality Control: The Company requires outsourcing partners to establish independent quality management departments and implement a three-tier control system, including SQA (Supplier Quality Assurance), IPQC (In-Process Quality Control), and QC (Finished Product Inspection). The company supervises outsourced manufacturing quality through on-site sampling inspections and customer feedback to ensure compliance with company standards.

This overall framework supports the collaboration and growth of the Acoustic High-Tech and AI Multimodal Digitalization business segments, while providing capability support for future product iterations and market expansion.

Technology & Innovation

Research Cooperation and Industry Standards

The Company established collaborations with several top domestic and international research institutions in the two core areas of acoustic technology and AI multimodal digitalization, building a “industry-university-research-application” collaborative innovation system, including:

●	Institute of Acoustics, Chinese Academy of Sciences (focusing on fundamental acoustic theory and applied research),

●	Cloud Computing and Big Data Research Institute, China Academy of Information and Communications Technology (advancing AI multimodal technology and digital standards integration),

●	Internet Industry Research Institute, Tsinghua University (exploring the integration of acoustics and AI in industrial applications),

●	Institute of Artificial Intelligence, Harbin Institute of Technology (developing multimodal algorithms and models),

●	Beijing Union University and Jilin University Remote Sensing Institute (expanding the application of acoustic technology in environmental monitoring, agriculture, and other fields).

Through joint laboratories and industrial research projects, the Company facilitates the exchange of cutting-edge technologies and external intellectual support for advances in core technologies.

The Company actively participates in the formulation of industry standards and industrial research. In cooperation with the Ministry of Industry and Information Technology and the China Academy of Information and Communications Technology, the company jointly published China’s first “Acoustic High-Tech Industry White Paper,” which systematically elaborates on the principles of acoustic technology, commercial application paths, and industry development prospects. This white paper defines the industry positioning of “acoustic effects” and provides theoretical references and practical guidance for the development of the acoustic high-tech industry, while enhancing the company’s technical authority and influence in the industry.

Acoustic Technology R&D and Innovation

The Company has long focused on the fields of ultrasound, infrasound, and strong sound waves as core acoustic technologies. With “non-audible mechanical wave effects” as the core of its R&D, the company integrates artificial intelligence, vibration dynamics, and mechanical transducer technologies to build a unique technical system. By studying the cavitation effect, thermal effect, and mechanical vibration effect in different media (air, liquid, biological tissue), the company has extended acoustic technology from environmental assistance to high-value fields such as healthcare, medical treatment, and industrial agriculture, forming a “basic acoustic theory + AI algorithms + scenario applications” technology innovation path.

AI Multimodal Innovation

The Company has made notable improvements in enhancing data processing capabilities and adapting to industry scenarios, which management believes position the platform for continued innovation and commercial scalability.

In terms of technology, the Company develops multimodal parallel processing algorithms based on the Transformer model architecture, distributing weights to text, speech, image, and video data through the self-attention mechanism to address cross-modal semantic inconsistency. By integrating DeepSeek’s distributed training methods and mixed-precision computing technologies, the Company improves model training efficiency and data processing speed, enabling support for high-frequency demands such as millisecond-level lesion detection in medical scenarios and real-time voice interactions in customer service scenarios.

The platform also expands its functional coverage across a wide range of applications, including text generation, sentiment analysis, multilingual translation, code generation, and logical reasoning, with innovative deployments in multiple industries. For example, in the rural revitalization sector, it combines agricultural image recognition for crop growth monitoring with voice broadcasting for agricultural guidance. In the beauty and health sector, it incorporates user profile analysis for skin types and consumer preferences together with intelligent service recommendation modules. In the SME sector, it provides business process automation tools such as order processing and financial report generation. These functions and applications further strengthen the high-margin characteristics of the business and enhance its overall market competitiveness.

CORPORATE HISTORY AND STRUCTURE

Corporate History

As part of its business expansion process, the Company has gradually expanded its business footprint through subsidiaries and cooperation entities, achieving market coverage in both the U.S. and China. In July 2023, Datasea formed its wholly owned subsidiary Datasea Acoustics LLC under the laws of the State of Delaware. This subsidiary serves as the core platform for international business, focusing on driving the operation and distribution of acoustic high-tech products in the U.S. and overseas markets, while also handling patent layout for the international market, providing the foundational support for the global deployment of technology and products. This has helped complete the company’s operational structure in the U.S.

In the Chinese market, the company operates using the “Wholly Foreign-Owned Enterprise (WFOE) + Variable Interest Entity (VIE)” structure. The operational activities, including R&D, manufacturing, and market sales, are carried out through core entities such as Tianjin Information Sea and Shuhai Beijing, ensuring local business compliance and efficient execution.

Our Organizational Structure

The Company’s organizational chart as of June 30, 2025 is as follows:

Please refer to the discussion in NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report for a narrative of our organization structure and operating subsidiaries, including their dates of incorporation and history.

Our parent company is Datasea Inc., a Nevada corporation. It is a holding company whose common stock is listed on Nasdaq. As a holding company, it oversees the Company’s overall strategic formulation, capital operations (such as financing and equity management), and the consolidation of financial information. It is also responsible for international compliance and risk management, ensuring the alignment of the Company’s operations with shareholder interests.

Our US subsidiary is Datasea Acoustics LLC, incorporated in 2023 in the State of Delaware. This entity plays a crucial role in supporting the localization of technology and products in the US and in other global international markets and for building a distribution network for acoustic high-tech products.

Tianjin Information Sea Information Technology Co., Ltd. (referred to as “Shuhai Tianjin”) is our Chinese wholly foreign-owned enterprise (WFOE). As the wholly owned subsidiary of the parent company, this Chinese company serves as a key link between the parent company and Chinese VIE entities. This operating company is a party to material contracts with VIE entities, intellectual property (IP) licensing, financial settlement, and other supporting functions.

VIE Entities: Datasea Information Technology Co., Ltd. (referred to as “Shuhai Beijing”) and its subsidiaries. There are our core operational entities in China, through which we develop our acoustic technology and its production and also implement AI multimodal digitalization business scenarios (such as rural revitalization and logistics industry solutions).

Development Strategy

Overall Strategic Direction

The Company’s development strategy is based on “Acoustic High-Tech” and “AI Multimodal Digitalization” as its dual core engines. With the five major acoustic application areas (Acoustic Industry, Acoustic Agriculture, Acoustic Healthcare, Acoustic Medical and Elderly Care, Acoustic IoT) as the technological foundation, and four major product clusters (Acoustic Environmental Products, Acoustic Intelligent Manufacturing Products, Acoustic Wellness Products, Acoustic Medical Products) as business pillars, the Company is constructing a vertically integrated strategy system from technology R&D to industrial implementation. The Company relies on the dual operational platforms in the U.S. and China (the U.S. parent company oversees capital and strategy, while the China WFOE+VIE structure handles R&D and production), and through continuous high-intensity R&D investment, clear product roadmap planning, diversified market channel expansion, and proactive global intellectual property layout, the company is driving its business from “scale expansion” to “high-quality growth.” The ultimate goal is to become a globally influential leader in the field of acoustic intelligence and digital solutions, creating sustainable value for shareholders, customers, and society through innovative “Acoustic + AI” technology product combinations.

Acoustic High-Tech Strategy

The acoustic high-tech strategy focuses on the “non-hearable mechanical wave effect,” deeply engaging in the R&D and commercialization of ultrasound, infrasound, and Schumann resonance technologies. The strategy aims to achieve multidimensional market expansion through the “four major product clusters.” The implementation path is as follows:

Core Technology Focus and Productization Path:

1.	Environmental Product Cluster Scaling: Based on the “Datasea Tian Ear” disinfection series, the Company uses both offline beauty salons (463 locations) and online live-streaming e-commerce channels to drive market penetration as well as develops smart environmental monitoring and purification systems based on Acoustic IoT technology, strengthening its core revenue base.

2.	Intelligent Manufacturing Product Breakthrough: The Company is focusing on advancing ultrasonic precision machining equipment (e.g., 3D metal printing) in the acoustic industry and ultrasonic pest control and crop growth promotion devices in the acoustic agriculture sector. The Company is forming industry alliances with industrial groups and agricultural research institutions to create benchmark industry cases.

3.	Wellness Product Ecosystem: Focusing on neuro-regulation (brain-computer interfaces) and foot health interventions, the Company is building a “hardware + AI algorithm + health platform” closed-loop system. Through a B2B2C model, the Company is cooperating with health management organizations and insurance companies to provide personalized health management services.

4.	Acoustic Medical Product Frontier Layout: The Company is continually investing in the R&D of advanced technologies like Low-Intensity Focused Ultrasound (LIFU) and establishing clinical collaborations, reserving technologies and patents for future entry into the high-end medical device field.

AI Digital Platform Strategy

The AI digital platform strategy is built on multimodal intelligent technologies as the foundation, with industry deep empowerment at its core. The company is developing a “platform + solutions + ecosystem cooperation” three-in-one business model to provide strong digital support and collaborative value for the acoustic high-tech strategy.

Platform Service Strategy:

Based on the self-developed Transformer-based multimodal platform, the Company continues to enhance its capabilities in integrating and generating text, speech, image, and video data. By offering standardized API interfaces and modular services, the company provides rapidly integrable AI capabilities to clients in industries such as finance, logistics, healthcare, and entertainment. The platform uses a subscription-based (SaaS) and pay-per-use model to ensure continuous revenue and scalability.

Industry Deep Solutions Strategy:

Focusing on three high-growth scenarios, the Company offers customized solutions:

1.	SME Digital Solutions: Integrating membership management, intelligent marketing, and other functions to lower the digitalization threshold for SMEs.

2.	Digital Rural Solutions: Providing smart agriculture management, rural logistics dispatch, and remote public services, supporting national rural revitalization policies.

3.	Beauty and Health Industry Digital Solutions: Offering full-process digital management systems for offline beauty salons, creating synergies with the acoustic hardware business.

Ecosystem Cooperation Strategy:

Through the 2B2C model, the Company expands its ecosystem. On one hand, it builds long-term relationships with industry leaders (e.g., Qingdao Ruizhi Yixing) to ensure base revenue scale; on the other hand, it partners with industry associations, local governments, and digital service providers to explore the SME market. At the same time, through beauty salons and other end-user scenarios, the Company indirectly reaches C-end users, forming a multi-layered customer structure.

Technology R&D Strategy

The Company’s technology R&D strategy adheres to the principle of “balancing independent R&D and open cooperation,” driving forward through both frontier technology exploration and industrial application. The goal is to build an R&D system with continuous innovation capabilities.

R&D Focus Areas:

1.	Acoustic Technology R&D: Focus on non-hearable sound applications, including acoustic neuro-regulation technology (low-intensity focused ultrasound + functional ultrasound imaging), brain-computer interface integration, and the application of acoustics in precision industrial processing and agricultural pest control. The company is establishing a complete R&D chain of “fundamental theoretical research — core technology breakthroughs — product development.”

2.	AI Multimodal R&D: Continuously optimize cross-modal semantic calibration algorithms and develop scenario-specific modules for particular industries (e.g., beauty salon digital systems, rural agriculture management modules). Strengthen the data interactivity between AI multimodal platforms and acoustic hardware to achieve intelligent analysis and feedback adjustment of data collected by acoustic devices.

R&D System Construction:

The Company has established a three-tier R&D system:

1.	Frontier Technology Research Institute: Focused on 3-5 years of long-term technology development.

2.	Product R&D Center: Responsible for 1-2 years of product development.

3.	Customer Solutions Department: Focused on quick responses and customized development for customer needs.

Through an R&D management process of “project initiation — milestone monitoring — evaluation,” the company ensures effective resource allocation and project progress.

Industry-University-Research Collaborative Innovation: The Company has established joint laboratories with institutions such as Institute of Acoustics, Chinese Academy of Sciences, Internet Industry Research Institute, Tsinghua University, and Artificial Intelligence Research Institute, Harbin Institute of Technology, driving the rapid transformation of cutting-edge technologies through industrial research projects. The company actively participates in industry standard formulation and co-published the Acoustic High-Tech Industry White Paper, enhancing its influence in the industry.

M&A Strategy

The company’s M&A strategy focuses on “technology enhancement, market synergy, and ecosystem improvement,” aiming to accelerate technological breakthroughs and market expansion through strategic acquisitions, achieving exterior growth.

Acquisitions:

The Company focuses on three major directions with high synergy to its core business:

1.	Acoustic Technology Companies: The Company prioritizes acquiring innovative companies that possess core acoustic modules, sensor technologies, or patent portfolios to enhance its technological capabilities in the acoustic hardware field.

2.	Artificial Intelligence and Big Data Companies: The Company targets teams with algorithm advantages or industry-specific data resources, strengthening the professional capabilities of its AI multimodal platform.

3.	Industry Application Companies: The Company focuses on companies with mature customer resources and experience in industries such as smart agriculture and precision manufacturing, accelerating the commercialization of products in the acoustic industry and acoustic agriculture segments.

M&A standards emphasize technological synergy and the feasibility of team integration. The company adopts a “cooperation first, acquisition later” strategy, deepening relationships through project collaboration and equity investment before proceeding with acquisitions, ensuring smooth integration of technologies and team stability post-acquisition.

International Acquisitions:

Focusing on the North American market, the Company conducts acquisitions along two main lines:

1.	Technology-Oriented Acquisitions: The Company targets innovative enterprises with patents and technologies related to ultrasound neuro-regulation and brain-computer interfaces, rapidly acquiring cutting-edge technologies and intellectual property assets.

2.	Market-Oriented Cooperation and Acquisitions: The Company forms deep partnerships with local distributors and manufacturers in the U.S., establishing localized sales networks and production capabilities through equity investment or acquisitions, thereby reducing cross-border operational costs.

International acquisitions emphasize compliance risk assessments and cross-cultural integration. The Company works with professional institutions to conduct due diligence, develops detailed post-merger integration plans, and ensures alignment with the company’s global strategy.

International Strategy

The international strategy follows a path of “gradual progress, key breakthroughs, and localized operations”, starting with the North American market and gradually building a global business presence and market influence.

Phased Market Expansion Strategy:

●	Phase 1: Focus on breaking into the U.S. market by establishing a localized operational system through its subsidiary Datasea Acoustics LLC. The company will initially introduce acoustic environmental products (disinfection and purification devices) and acoustic medical and elderly care products (sleep aid devices) as its flagship products. Partnering with local distributors like iPower Inc., the company aims to rapidly establish its market presence.

●	Phase 2: Expand into the European market, focusing on promoting acoustic medical and intelligent manufacturing products. Through collaborations with local research institutions and channel partners, the company will achieve product localization certification and market access.

●	Phase 3: Gradually expand to Asia-Pacific and other emerging markets, forming a global sales network and service system.

Localized Operational System Construction:

The company will establish localized teams in key overseas markets responsible for market promotion, customer service, and channel management. It will actively explore cooperation opportunities with local manufacturers, achieving product localization through technology licensing or cooperative manufacturing, thereby reducing tariffs and logistics costs, and enhancing market responsiveness. Additionally, the company will establish product customization and capability output mechanisms to ensure its products and services meet local regulations and cultural preferences.

Global Resource Integration:

The company will establish a global R&D collaboration network, building relationships with top overseas research institutions and attracting international talent to achieve global distribution of technological resources. At the same time, the company will participate in international industry exhibitions and standard-setting activities to enhance its brand influence and voice in the global acoustic intelligence sector.

Intellectual property rights

The Company places great emphasis on intellectual property management, considering it a core safeguard for technological R&D and commercialization. The company has established a protection network covering patents, trademarks, copyrights, and trade secrets. In the patent area, the focus is on core technology fields such as acoustic neuro-regulation, ultrasound brain-computer interfaces, and AI multimodal algorithms, forming a comprehensive technical protection network. Research and development have always been the core and driving force behind the Company’s growth. The Company is enhancing the application and industrialization of its unique acoustic high-tech services, implementing a comprehensive industrial technology layout in fields such as acoustic industrial applications, acoustic agriculture applications, acoustic medical care, acoustic health, and acoustic IoT technologies. In the post-pandemic era, the Company continues to introduce a broader range of acoustic health products by leveraging non-audible sound (especially ultrasound and infrasound) and its interaction with biological systems, maintaining a leading position in the acoustic high-tech industry.

The Company has built a comprehensive intellectual property system covering patents and software copyrights around its two main business segments: Acoustic High-Tech and AI Multimodal Digitalization. As of the fiscal year 2025, the Company, through its VIE and subsidiaries in China, has obtained a total of 26 patents (including inventions, utility models, and design patents) and 177 software copyrights, with 5 core technology patents under substantive examination. At the same time, through its wholly owned U.S. subsidiary, Datasea Acoustics LLC, the Company is advancing patent applications and acquisitions in the U.S., gradually forming an international intellectual property layout centered on China, with coverage in the U.S., to support technology protection, market competition, and business globalization.

As of June 2025, the Company has made the following achievements in patent applications from the State Intellectual Property Bureau:

Publication and Granted Patents:

No.	Publication Number	Description	Application Status

Patents Owned by Shuhai Beijing
1	CN108922101B	An smart security campus management system of Shuhai Information	Granted
2	CN108871456B	Shuhai security intelligent sensor system	Granted
3	CN109033874B	A multi-role login method and system of Android program based on SQlite database	Granted
4	CN111179546	An adaptive distributed audio alarm method and system	Granted
5	CN2024100443501	The invention discloses an information interaction method and system based on 5G messages	Granted

Patents Owned by Tianjin Information
6	CN108961661B	Three-dimensional smart security alarm linkage system	Granted

Patents owned by Xunrui Technology
7	CN110374479B	A type of intelligent security equipment	Granted

8	CN112964372B	The invention relates to a new infrared temperature measuring device and a temperature measuring method.	Granted

Patents owned by ShenzhenJingwei Technology
9	CN107036218B	A novel ultrasonic atomizer device	Granted
10	CN218853183U	The handle used for sterilizing the device	Granted
11	CN218247901U	Ultraviolet ultrasonic plasma disinfection equipment	Granted

Patents owned by Acoustic Effect Technology
12	CN307831947S	Acoustic effect disinfection instrument type I (universal)	Granted

Patents under Substantive Examination:

No.	Publication Number	Description	Application Status

		Shuhai Beijing:
1	CN109146406A	The attendance system of Shuhai Information based on GPS positioning information supported RFID technologies	Substantive examination
2	CN108985423A	An electronic student card system of Shuhai Information	Substantive examination

		Xunrui Technology:
3	202110162293.3	Facial expression recognition method, device and electronic equipment based on complex scene	Substantive examination
4	CN202311307735.4	A fast retracing method of global surface water range based on early Landsat images	Substantive examination
5	CN202211404673.4	Method and system of water missing data reconstruction for optical remote sensing images

		Shuhai Jingwei:
6	202210811431.0	A high frequency acoustic effect air coupled microbial elimination method and device	Accepted
7	202430090085.1	Smart Sound wave Sterilization and Deodorization(01)	Substantive examination
8	202430090093.6	Smart Sound wave Sterilization and Deodorization (02)	Substantive examination
9	202430253514.2	Sleep comforter (non-contact)	Substantive examination

Major products

The Company mainly focuses on developing the following two categories of products: software and smart hardware devices. Software system - mainly refers to software systems and solutions related to 5G messaging cloud platforms/5G digital platforms and smart cities, to ensure legal protection for the Company’s software assets. As a result of the Company’s increased investment in R&D and the training of technical talents, as of the date of this Annual Report, the Company and its subsidiaries in China have obtained a total of 177 software copyrights, all of which are self-developed software systems or platforms. They cover AI multimodal digitalization, acoustic device management, intelligent security, smart campus, and digital rural services, providing core software support for business operations and customer services.

Software Copyright Owned by Shuhai Beijing
No.	Certification	Certificate No.
1	Shuhai XIN Platform internet activity audit security management system V1.0	Ruan Zhu Deng Zi No.1054520
2	Shuhai XIN Platform WIFI device feature collection management system V1.0	Ruan Zhu Deng Zi No.1111383
3	Shuhai XIN Platform micro mall system V1.0	Ruan Zhu Deng Zi No.1111535
4	Shuhai XIN Platform SMS platform system V1.0	Ruan Zhu Deng Zi No.1111683
5	Shuhai XIN platform 3G website content management system V1.0	Ruan Zhu Deng Zi No.1111690
6	Shuhai media advertising system V1.0	Ruan Zhu Deng Zi No.1111694
7	Shuhai XIN platform micro marketing system V1.0	Ruan Zhu Deng Zi No.1111700
8	“Shuhai Safe Campus” mobile end - security management system V2.0	Ruan Zhu Deng Zi No.1575317
9	“Shuhai Safe Campus” security management system V2.0	Ruan Zhu Deng Zi No.1575313
10	“Shuhai XIN Platform” front-end equipment control system for smart elevator detection V2.0	Ruan Zhu Deng Zi No.1574419
11	“Shuhai XIN Platform” smart elevator inspection & pre-alarm management platformV2.0	Ruan Zhu Deng Zi No.1575648
12	“Shuhai XIN Platform” smart elevator real-time monitoring and alarm management platform V2.0	Ruan Zhu Deng Zi No.1575758

13	“Shuhai XIN Platform” smart elevator screen equipment monitoring system V2.0	Ruan Zhu Deng Zi No.1575665
14	“Shuhai XIN Platform” smart advertisement launching system V2.0	Ruan Zhu Deng Zi No.1575670
15	Shuhai Information smart safe campus management system V1.0	Ruan Zhu Deng Zi No.2888248
16	Shuhai Information XIN Platform security management system (Android Version) V2.21	Ruan Zhu Deng Zi No.2918496
17	Shuhai information XIN platform security management system (IOS version) V2.21	Ruan Zhu Deng Zi No.2918467
18	Shuhai Information big data smart decision-making platform for governmental affairs V1.0	Ruan Zhu Deng Zi No.2962930
19	Shuhai Information campus smart brain information management platform V1.0	Ruan Zhu Deng Zi No.2961899
20	Shuhai Information university big data innovation laboratory platform V1.0	Ruan Zhu Deng Zi No.2962919
21	Shuhai Information Food Traceability Management System V1.0	Ruan Zhu Deng Zi No.10176578
22	Shuhai information comprehensive canteen management application system V1.0	Ruan Zhu Deng Zi No.10176482
23	Shuhai information integrated community intelligent management user platform V1.0	Ruan Zhu Deng Zi No.10176481
24	Shuhai Information campus cloud security management system V1.0	Ruan Zhu Deng Zi No.10176483
25	Shuhai information physical network edge transmission gateway platform V1.0	Ruan Zhu Deng Zi No.10176483
26	Shuhai information aggregation message marketing cloud platform V1.0	Ruan Zhu Deng Zi No.10176528
27	Shuhai Communication 5G message application management system V1.0	Ruan Zhu Deng Zi No.10176582
28	Shuhai Information integrated community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.10176530
29	Shuhai Information online shopping retail service platform V1.0	Ruan Zhu Deng Zi No.10176529
30	Shuhai information integrated community intelligent management platform V1.0	Ruan Zhu Deng Zi No.10176484
31	The three-dimensional linkage system for Epidemic Prevention and control in Shuhai Information Community V1.0	Softcopy Registration No.7128687
32	Shuhai information scanning code aggregation payment system	Softcopy Registration No.7299094
33	Shuhai information social group purchase system	Softcopy Registration No.7296663
34	Shuhai information face recognition payment system V1.0	Softcopy Registration No.7298094
35	Shuhai information online shopping mall System	Softcopy Registration No.7300125
36	Big data accurate analysis of sales promotion system	Softcopy Registration No.11933115
37	Multimodal customer relationship management system	Softcopy Registration No.11938599
38	5G message data exchange center system	Softcopy Registration No.11893684
39	Enterprise digital employee management system	Softcopy Registration No.11548880
40	Shuhai Information Beauty Industry Multimodal Assistant User End	Softcopy Registration No.13940802
41	Multimodal data management System for Customer Relations in the park	Softcopy Registration No.13935684
42	Digital Marketing Cloud Document Comprehensive Management System	Softcopy Registration No.13934629
43	5G intelligent multimodal ERP management system	Softcopy Registration No.13941972
44	Acoustic intelligent life terminal equipment management system	Softcopy Registration No.14412403
45	Interactive intelligent service management system for stores	Softcopy Registration No.14280647

Software Copyright owned by Xunrui Technology
No.	Certification	Certificate No.
46	Xunrui smart security integrated management platform v1.0	Ruan Zhu Deng Zi No.5201855
47	Xunrui big data visual analytics platform v1.0	Ruan Zhu Deng Zi No.5201772
48	Xunrui visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201824
49	Xunrui non-visual recognition algorithm platform v1.0	Ruan Zhu Deng Zi No.5201861
50	Xunrui epidemic prevention and control linkage early warning system v1.0	Ruan Zhu Deng Zi No.5201704
51	Xunrui smart campus security management system v1.0	Ruan Zhu Deng Zi No.5201776
52	Xunrui smart scenic area security management system v1.0	Ruan Zhu Deng Zi No.5201574
53	Xunrui smart community security management system v1.0	Ruan Zhu Deng Zi No.5201869
54	Xunrui smart one-key alarm management system v1.0	Ruan Zhu Deng Zi No.5201784
55	Xunrui smart guest management system v1.0	Ruan Zhu Deng Zi No.5201780
56	Xunrui O2O community group Shopping Mall system V1.0	Ruan Zhu Deng Zi No.9940999
57	Xunrui Smart Campus Security cloud platform system V1.0	Ruan Zhu Deng Zi No.9941054
58	Xunrui Wisdom canteen arrangement system V1.0	Ruan Zhu Deng Zi No.9941000
59	Xunrui aggregation message cloud platform V1.0	Ruan Zhu Deng Zi No.9941047
60	Xunrui B2B2C online mall system V1.0	Ruan Zhu Deng Zi No.9941055
61	Xunrui Wisdom Canteen Food traceability system V1.0	Ruan Zhu Deng Zi No.9995289
62	Xunrui 5G message cloud platform V1.0	Ruan Zhu Deng Zi No.9995307
63	Xunruirong media information marketing platform	RuanZhuDeng Zi No.10318231
64	Xunrui comprehensive online Office OA System	RuanZhuDeng Zi No.10318229
65	Xunrui integrated security cloud platform	RuanZhuDeng Zi No.10318227
66	Xunrui Smart Apartment management system	RuanZhuDeng Zi No.10318271
67	Xunrui Aggregate payment and settlement system	RuanZhuDeng Zi No.10318221
68	Xunrui AI intelligent algorithm analysis platform	RuanZhuDeng Zi No.10318230
69	Xunrui intelligent acoustic recognition system	RuanZhuDeng Zi No.10318269
70	Xunrui Intelligent Park management system	RuanZhuDeng Zi No.10318270
71	Xunrui Wisdom Catering System	RuanZhuDeng Zi No.10318268
72	Xunrui satellite remote sensing - Agricultural Management System	RuanZhuDeng Zi No.10318228
73	Xungrui iot terminal service gateway platform V1.0	RuanZhu Deng Zi No10357761
74	Xungrui intelligent community integrated management platform V2.0	RuanZhu Deng Zi No10357535
75	Xungrui smart community integrated management client platform V1.0	RuanZhu Deng Zi No10312678
76	“CoAI CPaaS” interactive artificial intelligence precision reach analysis platform v1.0	RuanZhu Deng Zi No11659754
77	Cloud Customer Resource Management system v1.0	RuanZhu Deng Zi No11652683
78	Big data attribute label analysis marketing push system	RuanZhu Deng Zi No11877356
79	Micro, small and medium-sized enterprises 5G messaging application platform v1.0	RuanZhu Deng Zi No12233860
80	Xungrui iot cloud platform V1.0	RuanZhu Deng Zi No12450190
81	Xungrui smart canteen security system V1.0	Ruan Zhu Deng ZiNo12576381
82	5G Messaging Integrated Order Management System	Ruan Zhu Deng ZiNo14292596
83	Beauty industry store operation management system	Ruan Zhu Deng ZiNo14301728
84	Smart agriculture Plant growth analysis system	Ruan Zhu Deng ZiNo14292600
85	Intelligent Internet of Things Health and Wellness Management System	Ruan Zhu Deng ZiNo13927009
86	Intelligent Emergency Comprehensive Management System	Ruan Zhu Deng ZiNo14292610

Software Copyrights owned by Tianjin Information

No.	Certification	Certificate No.
87	Campus danger alarm system V1.0	Ruan Zhu Deng Zi No.7177594
88	Community prevention and control personnel information registration system V1.0	Ruan Zhu Deng Zi n No.7140470
89	Intelligent Community Management System V1.0	Ruan Zhu Deng Zi No.7125871
90	Community prevention and control health information Management system V1.0	Ruan Zhu Deng Zi No.7131600
91	Campus epidemic prevention and control personnel access management system based on face recognition	Ruan Zhu Deng Zi No.7263518
92	Campus epidemic prevention and control temperature measurement data management system	Ruan Zhu Deng Zi No.7242759
93	Intelligent community intelligent monitoring and management system V1.0	Ruan Zhu Deng Zi No.7558127
94	Campus information Management System V1.0	Ruan Zhu Deng Zi No.7561345
95	Intelligent community access control management system	Ruan Zhu Deng Zi No.7568924
96	Community prevention and control temperature measurement data management system	Ruan Zhu Deng Zi No.7565701
97	Campus monitoring system V1.0	Ruan Zhu Deng Zi No.7570612
98	Community prevention and control personnel information Management system V1.0	Ruan Zhu Deng Zi No.7570807
99	Campus Intelligent acoustic Warning System V2.0	Ruan Zhu Deng Zi No. 8580724
100	Intelligent acoustic Early warning System V2.0 for medical and nursing environment	Ruan Zhu Deng Zi No. 8580553
101	Intelligent acoustic Early warning system V2.0 for public places	Ruan Zhu Deng Zi No. 8580552
102	Swimming pool intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No. 8580686
103	Home Intelligent Acoustic Warning System V2.0	Ruan Zhu Deng Zi No. 8580685
104	Hotel Intelligent acoustic warning system V2.0	Ruan Zhu Deng Zi No. 8580725
105	5G message data acquisition System 1.0	Ruan Zhu Deng Zi No.11109956
106	5G message aggregation cloud platform	Ruan Zhu Deng Zi No.11109703
107	Cockpit management platform	Ruan Zhu Deng Zi No.11109957
108	Data Asset Management Platform 1.0	Ruan Zhu Deng Zi No.11109896
109	Digital Employee Management System 1.0	Ruan Zhu Deng Zi No.11109704
110	5G aggregate user order data tracking system	Ruan Zhu Deng Zi No12967877
111	5G communication channel payment gateway system	Ruan Zhu Deng Zi No12971369
112	5G messaging e-commerce marketing network platform 1.0	Ruan Zhu Deng Zi No12971576
113	Multi-modal payment integrated management system	Ruan Zhu Deng Zi No12970902
114	Integrated satellite remote sensing intelligent observation system	Ruan Zhu Deng Zi No12971398
115	Iot edge computing gateway platform	Ruan Zhu Deng Zi No12967198
116	Iot interoperable data service platform	Ruan Zhu Deng Zi No12970896
117	Customer information security protection management platform	Ruan Zhu Deng Zi No13073979
118	Multi-customer interactive marketing management system	Ruan Zhu Deng Zi No13266249
119	Interactive comprehensive Service procurement management system	Ruan Zhu Deng Zi No13935831
120	Decompression acoustic brainwave software	Ruan Zhu Deng Zi No114129289
121	Acoustic equipment performance testing management platform	Ruan Zhu Deng Zi No14129243
122	Acoustic sleep aid environmental noise control management system	Ruan Zhu Deng Zi No14129261
123	Intelligent acoustic health sleep aid management software	Ruan Zhu Deng Zi No14129276
124	An automated voice interaction detection system	Ruan Zhu Deng Zi No13559047
125	Acoustic sleep Aid Equipment Performance Monitoring and Management System	Ruan Zhu Deng Zi No15478625
126	Noise online detection data analysis system	Ruan Zhu Deng Zi No15478640

Software Copyrights owned by Acoustic Effect Technology

127	High frequency acoustic effect air coupling algorithm software V1.0	Ruan Zhu Deng Zi No.9854777
128	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Ruan Zhu Deng Zi No. 9877299
129	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Ruan Zhu Deng Zi No.9864534

Soft Copyrights owned by Shuhai Jingwei
130	Square intelligent acoustic early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322358
131	Community medical center intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322366
132	Stadium intelligent acoustic early warning and identification system 1.0	Ruan Zhu Deng Zi No.10319630
133	Home intelligent acoustic early warning recognition system 1.0	Ruan Zhu Deng Zi No.10322359
134	College intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10322365
135	Apartment intelligent acoustic Early warning and recognition system 1.0	Ruan Zhu Deng Zi No.10319699
136	Shuhai Jingwei 5G message aggregation cloud platform	Ruan Zhu Deng Zi No.10688735
137	Shuhai Jingwei Data collection system V1.0	Ruan Zhu Deng Zi No.10688734
138	Shuhai Jingwei digital team management system	Ruan Zhu Deng Zi No.10688737
139	Shuhai Jingwei messaging platform 1.0	Ruan Zhu Deng Zi No.10688736
140	Shuhai Jingwei message marketing cloud platform 1.0	Ruan Zhu Deng Zi No.10688734
141	Shuhai Jingwei data asset management platform V1.0	Ruan Zhu Deng Zi No.11022539
142	Shuhai Jingwei SOP management system	Ruan Zhu Deng Zi No.10688732
143	Shuhai Jingwei smart community integrated management client platform	Ruan Zhu Deng Zi No.10688733
144	Shuhai Jingwei Intelligent Park security cloud platform	Ruan Zhu Deng Zi No.10688731
145	High frequency acoustic effect air coupling algorithm software V1.0	Ruan Zhu Deng Zi No.10688740
146	High frequency acoustic effect air coupling and collaborative ultraviolet control algorithm software V1.0	Ruan Zhu Deng Zi No.10688739
147	Variable frequency acoustic effect coronavirus feature elimination algorithm software V1.0	Ruan Zhu Deng Zi No.10688738
148	Iot terminal edge service gateway platform	Ruan Zhu Deng Zi No.12821324
149	5G message comprehensive traceability analysis data display system	Ruan Zhu Deng Zi No.12782739
150	AI semantic copy generation system	Ruan Zhu Deng Zi No.12664881
151	Multi-channel integrated payment management system	Ruan Zhu Deng Zi No.12779467
152	Voice interaction inspection system based on customer robot	Ruan Zhu Deng Zi No.12777940
153	Interactive precision reach analysis platform	Ruan Zhu Deng Zi No.12817101
154	Customer information security management system	Ruan Zhu Deng Zi No.12782733
155	Customer marketing management system	Ruan Zhu Deng Zi No.12780563
156	Digital Sea Jingwei 5G message fee aggregation channel business platform	Ruan Zhu Deng Zi No.12779116
157	Satellite remote sensing integrated intelligent observation system	Ruan Zhu Deng Zi No.12778719
158	Internet of Things interlink service system	Ruan Zhu Deng Zi No.12785025
159	Integrated marketing e-commerce platform	Ruan Zhu Deng Zi No.12782647
160	Iot terminal edge service-oriented gateway platform	Ruan Zhu Deng Zi No.12821324
GuozhongTimes
161	Enterprise digital procurement service platform	Ruan Zhu Deng Zi No.14422388
162	Online transaction centralized procurement digital system	Ruan Zhu Deng Zi No.14246469
163	Online transaction intelligent service robot management platform	Ruan Zhu Deng Zi No.14247983

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

R&D Investment

During the fiscal year ended June 30, 2024 and 2025, we spent $359,342&$914,996 on research and development, respectively. Datasea, the VIE, and its subsidiaries intend to invest approximately $10 million in technological product development over the next three years. The budget for each sector is presented in the table below.

No.	Item	% in budget
1	Salary of R&D personnel (incl. the introduction of high-end talents)	50%
2	Procurement of scientific research facilities	20%
3	Joint laboratories with universities, research institutes	8%
4	Procurement of testing devices	6%
5	Intermediate testing and tooling	5%
6	Establishment of new technical schedule	4%
7	Appointment of external technical experts	5%
8	Others	2%

Research and Development Outlook for Acoustic Applications

Management believes these areas represent potential future applications of the Company’s “Acoustic+” core technology system. The acoustic intelligence industry is entering a period of rapid development, with its integration with next-generation information technologies such as artificial intelligence (AI) and the Internet of Things (IoT) continuously deepening, and its potential application scenarios expanding. Building upon these trends, the Company’s R&D planning focuses on five major segments—Acoustic Industry, Acoustic Agriculture, Acoustic Healthcare, Acoustic Medical and Elderly Care, and Acoustic IoT—and has outlined four product clusters designed to capture future opportunities and strengthen long-term competitiveness.

Acoustic Industrial Applications: The New Engine for Smart Manufacturing and Digital Twins

The Company is exploring potential applications of acoustic technology in industrial settings. Under the background of Industry 4.0, smart sensing and predictive maintenance have become central. By deeply integrating acoustic sensors with intelligent algorithms into industrial IoT systems, the real-time monitoring and analysis of equipment operating noise and vibration spectra can achieve early fault warnings, production process optimization, and improvements in manufacturing precision. Acoustic intelligent technologies are driving the deep integration of smart manufacturing, and by creating “acoustic digital twin” models of industrial equipment, the company is providing efficient and precise solutions for smart manufacturing.

The Company has included acoustic industry in its acoustic intelligent manufacturing product cluster, focusing on high-end equipment fields such as ultrasonic-assisted precision machining, ultrasonic 3D metal printing, and semiconductor nanomaterial preparation. Through acoustic data-driven technology, the company provides industrial clients with intelligent products that cover the entire process from status monitoring to process optimization, tapping into the high-value industrial smart manufacturing market.

Acoustic Agriculture Applications: An Innovative Path for Green Agriculture and Precision Planting

The Company is assessing opportunities to apply acoustic technology in modern agriculture. Management believes specific sound waves may support seed germination, crop growth, and pest control, thereby reducing reliance on chemical pesticides and improving yield and quality. These research directions are intended to position the Company for potential contributions to green and intelligent agriculture.

The Company has included acoustic agriculture in its acoustic intelligent manufacturing product cluster and is planning to develop products such as ultrasonic agricultural product preservation and pest control devices and acoustic plant growth promoters, while integrating AI algorithms to build an intelligent acoustic agricultural system. This move targets the urgent need for green production technology and intelligent management tools in modern agriculture, with significant market potential.

Acoustic Medical Applications: A Frontier in Non-Invasive Precision Medicine

The Company is developing and evaluating acoustic technologies for future medical applications. Management believes ultrasound-based neuro-regulation and tissue repair could offer significant potential in precision medicine, particularly in non-invasive or minimally invasive treatment scenarios

The company has planned acoustic medical products as part of its long-term strategic direction and intends to gradually enter high-end medical fields such as non-invasive, semi-invasive, and invasive neuro-regulation. Currently, the company is focusing on non-invasive applications, with its core technologies laying a solid foundation for future high-end home healthcare product development.

Acoustic Medical and Elderly Care Applications: A New Model for Intelligent Health Management

The Company is investigating how acoustic health technologies may address the rising demand for intelligent healthcare and elderly care. Management expects that acoustic sensors combined with AI platforms could enable new models of preventive health monitoring, intervention, and rehabilitation.

Acoustic medical and elderly care is one of the core strategic focuses for the company and has been included in the acoustic wellness product cluster. Products such as the “Star Dream” sleep aid devices and Oxygen Sleep Star have already been commercialized. In the future, the company will use acoustic IoT technology combined with an AI platform to build an evaluation engine based on foot physiological data and heart-brain health, developing more rehabilitation training devices to meet the growing demand for preventive health and personalized wellness services.

Acoustic IoT Applications: The Next-Generation IoT Infrastructure for Full-Field Sensing

The Company is researching the integration of acoustic sensing and communication technologies into IoT infrastructure. Management believes that acoustic IoT has unique advantages in complex environments and may become an enabling technology for future intelligent ecosystems spanning healthcare, wellness, and environmental management.

The Company’s acoustic IoT technology serves as the infrastructure that supports other segments, and its value spans all product clusters. In the acoustic environmental products cluster, it is used for smart disinfection device control; in the acoustic wellness products cluster, it is used for health data collection and transmission. Through the acoustic sensor network, the company aims to build a new intelligent health and environmental management ecosystem.

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

Shuhai Beijing currently holds the following licenses issued by the PRC government, which are material to its operations:

●	Business License issued by the Beijing Municipal Industry and Commerce Administration;

●	Beijing Statistics Registration Certificate issued by the Beijing Municipal Bureau of Statistics;

●	Value-Added Telecommunications Business Operating License issued by the Ministry of Industry and Information Technology;

●	Security Engineering Qualification Certificate issued by the China Security Technology Prevention Industry Association;

●	Information Security Management System Certification Certificate issued by New Century Inspection and Certification Co., Ltd;

●	Environmental Management System Certification Certificate issued by Beijing Xinjiyuan Certification Co., Ltd;

●	Occupational Health and Safety Management System Certification Certificate issued by Beijing Xinjiyuan Certification Co., Ltd;

●	Quality Management System Certification Certificate issued by Zhengbiao Lianxin (Beijing) Certification Service Co., Ltd.

In addition to the core licenses, Shuhai Beijing also holds several business-related certificates that demonstrate the company’s technical strength, industry position, and compliance with operational standards, as follows:

●	National High-Tech Enterprises Certificate, jointly issued by the Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, and the Beijing Municipal Tax Service, State Taxation Administration. This certificate recognizes Shuhai Beijing as a National High-Tech Enterprise, marking the company’s R&D capabilities and technological innovation in fields such as acoustic technology and AI multimodal algorithms, which have been acknowledged by the state. The company is entitled to enjoy tax incentives and policy support for high-tech enterprises, helping to boost R&D investment and technological breakthroughs.

●	Zhongguancun High-Tech Enterprises Certificate issued by the Zhongguancun Science Park Administrative Committee, recognizing the company as a high-tech enterprise in Zhongguancun. This allows the company to leverage the policy advantages and industrial resources of the Zhongguancun Science Park, deepen collaboration with research institutions, accelerate the industrialization of technologies, and expand its business network.

●	Membership Certificate issued by the China Security Technology Prevention Industry Association, indicating the company is an official member of the association. As a member, the company can participate in industry exchanges, policy discussions, and standard-setting activities, gain timely access to the latest industry trends and resources in the communications field, and enhance its influence in AI multimodal digitalization, 5G messaging applications, and other communication-related areas.

●	China Acoustics Society Institutional Member Certificate issued by the China Acoustics Society, confirming the company as a member of the society. This membership enables the company to engage deeply in academic exchanges, technical discussions, and industry cooperation in the field of acoustics, connect with top research resources, and drive innovation in both acoustic technology R&D and industry applications.

●	Beijing “Innovative” Small and Medium-Sized Enterprise Certificate issued by the Beijing Municipal Bureau of Economy and Information Technology, recognizing Shuhai Beijing as an “Innovative” SME in Beijing. This demonstrates the company’s innovation and growth in technology, product development, and business models, allowing it to access local government policies and resources that support the innovation of small and medium-sized enterprises.

●	“Specialized, Refined, and New” Small and Medium-Sized Enterprise Certificate issued by the Beijing Municipal Bureau of Economy and Information Technology, recognizing Shuhai Beijing as a “Specialized, Refined, and New” SME. This certificate highlights the company’s advantages in specialization, precision, distinctiveness, and novelty in the acoustic high-tech segment. It reflects the company’s core competitiveness in technology R&D and market expansion, providing solid support for sustained business growth and consolidation of its industry position.

Employees

As of June 30, 2025, we had 39 full-time employees and no part-time employees. The following table sets forth the number of our employees categorized by function as of that date:

Function		Total Number of Employees
Management	Oversee the company’s strategy, organizational structure, major decisions, and U.S.-China business coordination and compliance.	5
Human Resources Administrative Management	Manage recruitment, compensation, administration, and process optimization to ensure smooth operations	5
Internal Controls	Establish and monitor internal controls, risk assessments, and audits to ensure compliance and mitigate risks.	1
Capital Operation	Handle capital planning, investment coordination, IR	2
Purchase	Manage procurement of materials for acoustic hardware and software development, and oversee supplier relationships	1
Marketing and Sales	Develop marketing strategies for acoustic products and AI services, expand offline channels, and manage online live-streaming sales.	2
Research & Development	Lead teams in acoustic R&D (ultrasound, neuro-regulation) and AI R&D (algorithms, platform development) to drive innovation and deployment.	19
Finance & Accounting	Oversee financial accounting, reports, tax filing, and fund management, ensuring compliance and supporting business decisions.	4
Total		39

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

Risks Relating to and financial condition and Capital Requirements

We have a limited operating history as a developer of acoustics high tech, AI multimodal digital and other products and services. Our limited operating history may not provide an adequate basis to evaluate our future prospects, financial performance, and results of operations.

We have a limited operating history, Our operating entity, Shuhai Beijing, was formed in February 2015. We have limited experience and operating history in developing and marketing our products and services and particularly as a developer of acoustics high-tech AI multimodal digital products and services, which are highly competitive business areas. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects. Although our revenues have grown significantly in fiscal years 2024 and 2025 — in particular, in fiscal year 2025 we generated revenue of $71,616,820, representing an increase of $47,640,953, or 198.70%, compared to the same period of the prior year, and our gross profit increased by $1,969,843, or 415.49%, compared to the same period of the prior year, we continue to incur recurring losses from operations. . If we fail to continue to develop new products to meet customer demand in an increasingly competitive environment, we may lose business opportunities and may be unable to recover our research and development and marketing costs, which could adversely affect our future operating results and growth strategies.

Our independent registered public accounting firm’s auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding in the future.

For the fiscal years ended June 30, 2025 and 2024, the Company had a net loss of approximately $5.09 million and $11.38 million, respectively. The Company had an accumulated deficit of approximately $44.53 million as of June 30, 2025, and negative cash flow from operating activities of approximately $2.37 million and $6.40 million for the years ended June 30, 2025 and 2024, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our resources and source of funds have primarily consisted of loans and capital contributions from shareholders and funds raised from equity financing. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. Although for the fiscal year 2025, the Company’s revenue significantly increased, and the recurring operating losses has narrowed, there can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. As a result of these factors, there is substantial doubt about our ability to continue as a going concern.

We anticipate to incur indebtedness or issue new equity securities to fund future growth. If we cannot obtain additional capital, our ability to operate or expand our business may be impaired and our results of operations could be adversely affected.

Our business requires significant levels of capital to finance the research and development of new products and service platforms that meet the constantly evolving industry standards and consumer demands. As such, we expect that we will need additional capital to fund our future growth. For the time being, we are primarily dependent on contribution from shareholders, equity financing and cash income. If cash from such sources is insufficient or unavailable, or if cash is used for unanticipated needs, we may require additional capital sooner than anticipated. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

Risks Related to Our Business, Industry and Business Operations

Supply chain issues that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.

We do not own or operate our own manufacturing facilities and instead rely on third-party contract manufacturers to produce our products. Under current conditions, this cooperative model is the best option for the Company to save costs and reduce investment risks. However, such reliance may result in increased costs or delays in fulfilling orders, which could adversely affect our business and operating results.

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

In addition, the following supply-chain-related issues could adversely affect our customer relationships, operating results and financial condition:

●	a reduction or interruption in supply of one or more components;

●	a significant increase in the price of one or more components；

●	a failure to adequately authorize procurement of inventory by our contract manufacturers; and

●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

We intend to invest in R&D, sales, marketing activities and M&As, however, these investments could be deleyed, or achieve lower than expected benefits, which could harm our operating results.

We intend to focus on managing our costs and expenses, over the long term, as well as to invest in personnel and other resources related to our R&D, sales, marketing and M&A functions as we realign and dedicate resources to key growth areas, such as acoustics high tech, AI multimodal digital and other products and services. We are likely to recognize the costs and expenses associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Our business operations substantially depend upon the continued growth of acoustics high tech, AI multimodal digital and other products and services, the decrease of which could have a negative impact on our business.

A substantial portion of our business operations and revenue depends on the growth of acoustics high tech, 5G communication in the PRC and globally, including the continued development and expansion of the Internet. To the extent that an economic slowdown or economic uncertainty and any related reductions in capital spending adversely affect spending on Internet infrastructure, we could experience material harm to our business, operating results and financial condition.

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

Our success depends on retaining key personnel who would be difficult to replace.

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

Technologies change rapidly in the acoustics high tech, AI multimodal digital industries with frequent new products and service developments and evolving industry standards. Companies operating within these industries are continuously developing new products and services with heightened performance and functionality, putting pricing pressure on existing products. Accordingly, we believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. Our failure to accurately anticipate the introduction of new technologies or adapt to fluctuations in the industry could lead to our having significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than anticipated. In addition, if we are unable to develop planned new technologies, we may be unable to compete effectively due to our failure to offer products or services most demanded by the marketplace. Products and services that our competitors develop or introduce may also render our products and services noncompetitive or obsolete. If any of these failures occur, our business and results of operations would be adversely affected.

We depend on contract manufacturers, and our production and products could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

We rely on third party contract manufacturers to provide manufacturing services for our products. Although such manufacturers are widely available in China and engage in significant price competition, allowing us to select among them to meet our requirements, if these services were to become unavailable, we would have to seek new contract manufacturers or bring manufacturing in-house. Such circumstances could severely disrupt production and increase costs, which could have a material adverse effect on our business and results of operations.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price. While we have improved our internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We require significant financial resources to maintain our public reporting status. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our management has assessed the effectiveness of our internal control over financial reporting with an assessment report as of June 30, 2025, and has determined that our internal control over financial reporting was not effective because of the following weaknesses, which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

The Company plans to shorten the cycle and increase the frequency concerning the testing cycle for the effectiveness of internal control measures. The annual risk control assessment reporting system will be improved to a quarterly risk control assessment system.

Our efforts in the building of our internal control system are not limited to the formulation and implementation of financial management and control measures, but focuses on the combination of comprehensive and targeted control to build up an internal control system that best fits us. According to the management system imperfections concerning job responsibilities and departmental processes that are identified through self-examination, the Company, by highlighting six elements of “internal environment, risk assessment, control activities, information and communication, and internal supervision” and seven control measures of separate control of incompatible functions, authorization and approval control, accounting system control, property protection control, budget control, operation analysis control and performance appraisal control”, is gradually establishing and improving an internal control system featuring organizational structure, development strategy, human resources, social responsibility, corporate culture, financial activities, procurement business sales business, research and development, financial reports, comprehensive budget, contract management, internal information transfer and information system and other contents, and it is formulating the internal control system applicable to the whole company and organizing related implementation in accordance with relevant laws and regulations and supporting measures.

By the end of the fiscal year ended June 30, 2025, we 1) established a Risk Control Department led by the internal control director and external legal counsels to ensure the Company’s compliance with relevant regulations and risk management requirements; 2) formulated new policies or integrated a series of internal control policies, including but not limited to the process from procurement to payment, the process from payment to the sales, cash management, cost management, budget process, accounts receivable policy, policy to prevent and detect fraud, assets and inventory management, internal audit policy and cost accounting; 3) set up bookkeeping under U.S. GAAP and we provided training for our employees, such as the Finance Department, Marketing Department, and senior executives, and 4) set up the International Affair Department to strengthen our compliance and financing management in the international capital market.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective, they can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations (they employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management and tend to utilize general accounting software packages that lack a rigorous set of software controls).

If we fail to have effective controls and procedures for financial reporting in place, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. We also may be subject to investigation by the SEC and civil or criminal sanctions.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure will result in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating U.S. public companies.

As a public company, our directors and senior management have been learning and adapting to disclosure, corporate governance, and other compliance-related laws and regulations, including but not limited to the Sarbanes–Oxley Act (SOX) and the Dodd–Frank Wall Street Reform and Consumer Protection Act. However, due to language barriers, cultural differences, and practical application challenges, there remain areas of ambiguity in our understanding of these regulations. In addition, we are not always able to promptly track new guidance issued by regulatory authorities, which results in continued uncertainty in interpreting regulatory requirements, higher communication costs, and increased compliance expenses. Consequently, our efforts to comply with the evolving legal and regulatory framework applicable to U.S. public companies are expected to continue to increase our general and administrative expenses and divert management’s time and attention away from revenue-generating activities toward compliance-related matters.

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

Because we store, process and use data, some of which contain personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to constant change and uncertain interpretation. Any violation of these laws could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition.

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

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through the operating entities established in the People’s Republic of China, or the PRC, primarily our variable interest entity (the “VIE”) and its subsidiaries. Due to PRC legal restrictions on foreign ownership in any internet-related businesses we may explore and operate, we do not have any equity ownership of the VIE, instead we control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Our common stock currently listed on the Nasdaq Capital Markets are shares of Datasea, our Nevada holding company, that maintains service agreements with the associated operating companies. The Chinese regulatory authorities could disallow our structure, which could result in a material change in our operations and the value of our securities could decline or become worthless. For a description of our corporate structure and contractual arrangements, see “Our Organizational Structure” on page 24 and “VIE Agreements” on page 3.

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

If any of the affiliated entities becomes the subject of bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy assets held by such entity, which could materially and adversely affect our business, financial condition and results of operations.

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

China is currently prioritizing the development of high-tech enterprises, particularly promoting the advancement of new quality productive forces. The significant revenue growth of our company in the past two years has also benefited from strong national support for high-tech enterprises, which has driven the development of artificial intelligence and related industries. If such policies were to change, it could affect the further expansion of our business.

In addition, policy uncertainty remains a risk: the speed and intensity of policy changes often exceed market expectations, making it difficult for investors to prepare in advance, which may result in significant stock price volatility.

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

International tariff and rising threats of international tariffs, including tariffs applied to goods between the U.S. and China, may materially and adversely affect our business and financial results. If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

International tariffs and rising threats of international tariffs, particularly between the U.S. and China, could materially and adversely affect our business and results of operations. While some of our business operations are in U.S., substantially all of our business operations are in China, and we are developing our business in other countries. As such, we face risks from U.S. tariff policies and trade uncertainties. As of April 2025, U.S. tariff measures, including a 10% customs duty on all imported goods effective April 5, 2025, as per an Executive Order issued by President Trump on April 2, 2025, with potentially higher duties on imports from specific countries, could significantly increase costs for our supply chain. For China, tariffs have been particularly aggressive. Such increases could lead to higher production costs, potentially reducing our profit margins or requiring price adjustments that may affect customer demand.

Furthermore, tariff-related disruptions could cause supply chain delays, impacting our ability to meet customer delivery schedules and increasing operational expenses. Retaliatory tariffs or trade barriers imposed by other nations in response to U.S. policies could also limit our competitiveness in export markets, potentially reducing sales volumes or necessitating costly shifts to alternative suppliers or markets. Additionally, trade-driven volatility in commodity prices and foreign exchange rates could further complicate cost forecasting and financial stability. There is no assurance that we can fully mitigate these adverse effects. The evolving landscape of global trade policies, including the potential for further tariff escalations or broader economic impacts, could materially adversely affect our business, financial condition, and growth prospects.

Additionally, changes in political conditions in China and China-U.S. relations, particularly concerning tensions around Taiwan, are difficult to predict and could adversely affect our operations and financial condition. A deterioration in political or trade relations could also harm our business’s public perception and revenue generation.

A slowdown or other adverse developments in the PRC economy, including future inflation, may harm our customers and the demand for our services and our products, and negatively affect profitability of our business in PRC.

Substantially all of our operations are conducted in the PRC. Although the PRC economy has grown significantly in recent years, there is no assurance that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and services.

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

Datasea is a Nevada corporation conducting substantially all of its operations in China through its PRC subsidiaries, the VIE and its subsidiaries established in China. Datasea may make loans to the PRC subsidiaries and VIE entities subject to the approval from governmental authorities and limitation of amount, or may make additional capital contributions to subsidiaries and VIE entities in China.

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

On October 23, 2019, the SAFE PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to the PRC subsidiary and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

On October 23, 2019, the State Administration of Foreign Exchange (“SAFE”) promulgated the Notice on Further Promoting the Facilitation of Cross-border Trade and Investment (“Circular 28”), which allows all foreign-invested enterprises to convert foreign currency-denominated capital into Renminbi for use in domestic equity investments, provided that such investments are genuine, compliant with applicable laws, and do not fall within the prohibited categories of the negative list for foreign investment. Since then, the PRC government has continued to promote cross-border financing and investment facilitation. In 2025, it introduced the “Foreign Investment Action Plan,” which further encourages foreign-invested enterprises to reinvest capital or retained earnings in China and, under certain conditions, permits the use of domestic loans for equity investments. While these policies signal a trend toward greater flexibility, in practice, local branches of SAFE and relevant banks may still impose stringent reviews on registrations, approvals, and fund usage, with variations across different regions. As a result, we cannot assure you that we will be able to complete the necessary government registrations or obtain the required approvals in a timely manner. Such regulatory requirements may continue to delay or restrict our ability to provide funding to our PRC subsidiaries and affiliated entities, which could adversely affect our liquidity and our ability to expand our business.

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

A failure by our PRC beneficial owners to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

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

As of the date of this Annual Report, Datasea, its subsidiaries, the VIE and VIE’s subsidiaries have not received any notice from any authorities requiring the PRC subsidiaries to go through cybersecurity review or network data security review by the CAC. Given that Datasea, its subsidiaries, the VIE and VIE’s subsidiaries do not possess personal data of at least one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future, which could materially and adversely affect our business, financial conditions, and results of operations.

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

Risks Relating to Investment in Our Common Stock

We incur additional increased costs as a publicly traded company listed on Nasdaq, and our management is required to devote substantial time to new compliance initiatives and reporting requirements.

As a public company, we incur significant accounting, legal and other expenses as a result of the listing of our common stock on Nasdaq. These include costs associated with corporate governance requirements of the SEC, and the Marketplace Rules of Nasdaq, as well as requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These rules and regulations increase our legal and financial compliance costs, introduce costs such as investor relations, stock exchange listing fees and stockholder reporting, and make some activities more time-consuming and costly. Any future changes in the laws and regulations affecting public companies in the United States, including Section 404 and other provisions of the Sarbanes-Oxley Act, the rules and regulations adopted by the SEC and the rules of the Nasdaq Stock Market may result in increased costs to our company as we respond to such changes. These laws, rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

We have been not in compliance with Nasdaq continued listing rules, particularly in May 2024 when we received a letter from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), because (i) the stockholders’ equity of the Company for the quarter ended March 31, 2024 was below the minimum stockholders’ equity requirement of $2,500,000 and (ii) the Company did not meet the alternatives standards of market value of listed securities or net income from continuing operations for compliance with Nasdaq Listing Rule 5550(b)(1).

While we regained compliance with these Nasdaq listing rules and also effected the Reverse Stock Split of our common stock on January 19, 2024, to continue our compliance with a minimum price requirement set forth in Nasdaq Listing Rule 5550(a)(2) of $1.00 per share, we cannot ensure that we will be able to comply with all continued Nasdaq listing rules.

Furthermore, we are aware that recently, U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many of these companies has decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and this Offering. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our business operations will be severely hindered and your investment in our common stock could be rendered worthless.

If we are delisted from Nasdaq, trading in our securities may be conducted, if available, on the OTC Markets or, if available, via another market. In the event of such delisting, our stockholders would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our securities, and our ability to raise future capital through the sale of our securities could be materially and adversely affected if our common stock is not traded on a national securities exchange.

Our majority stockholders will control our Company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Our officers and directors collectively hold approximately 57.4% beneficial ownership of our Company. Two directors are members of the same family. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and directors of our Company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

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

Nevada law and provisions in our articles of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.

Our status as a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult, including the following:

●	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

●	a special meeting of our stockholders may only be called by a majority of our board of directors;

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

●	certain litigation against us can only be brought in Nevada.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock..

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our cybersecurity measure is primarily focused on ensuring the security and protection of computer systems and networks. All pertinent Chinese operating entities of the Company shall adhere to a standardized Company Confidentiality System, which shall be centrally overseen and enforced by Shuhai Beijing, subject to oversight by our management and Board of Directors. This Company Confidentiality System shall include specific provisions for information pertaining to network security, data security, and information that, if disclosed, could have detrimental effects on the public interest and the Company. We plan to establish an appropriate confidentiality framework and adhere to relevant document management regulations. The Company and its employees are also required to sign confidentiality agreements for purposes including ensuring cybersecurity. As of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Item 2. Description of Property.

 We currently do not own any real estate or land use rights. In March 2025, we moved our headquarters from 20th Floor, Tower B, Guorui Plaza, 1 Ronghua South Road, Technological Development Zone, Beijing to Room 302-5, Building C, Gemdale Viseen International Center, No. 5 Shengfang Road, Daxing District, Beijing, China,

On November 29, 2024, Shuhai Beijing signed an office lease agreement with Beijing Gemdale Viseen Commercial Management Co., LTD. This office located at Room 302-5, Building C, Gemdale Viseen International Center, No. 5 Shengfang Road, Daxing District, Beijing, with a construction area of 503.92 square meters. The lease term is from March 1, 2025 to February 29, 2028, totaling three years. The monthly rental is RMB 81 yuan per square meter, and the monthly rent is RMB 40,817.52 yuan. During the lease term, the rent discounts are as follows:From March 1, 2025 to May 31, 2025, the rent that Shuhai Beijing should pay during this period is RMB 40,817.52 yuan. From March 1, 2026 to May 31, 2026, the rent that Shuhai Beijing should pay during this period is RMB 81,635.04 yuan. From March 1, 2027 to May 31, 2027, the rent that Shuhai Beijng should pay during this period is RMB 81,635.04 yuan.

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

On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. On June 24, 2025, the Company paid all the outstanding rents up to April 30, 2025 to the CEO. On May 1, 2025, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 50,000 ($6,983), the Company is required to pay the rent before April 30, 2026. The rental expense for this office location was $6,983 and $39,657 (without rent reduction occurred on September 10, 2024), respectively, for the years ended June 30, 2025 and 2024.

We lease office space of approximately 2,007.46 square meters from Beijing Kaipeng Technology Co., Ltd. for our headquarters in Beijing under a lease agreement. Our monthly rent is approximately $33,100 (RMB225,922.89). The lease agreement expired on October 7, 2022, we received a six-month rent free (two months for each year) discount.  On October 8, 2022, Tianjin Information Sea Information Technology Co.Ltd. signed a lease contract with Beijing Kaipeng Technology Development Co., LTD. The lease area is 566.04 square meters, and the lease period is from October 8, 2022 to November 07, 2023. The monthly rent is RMB 63,703 (US $9,179). After that the agreement was renewed again from November 8, 2023 to December 7, 2024, the annual rental is RMB 722,341.30 (USD 101,355.63), which include rental free from Nov 8, 2024 to December 7, 2024. The lease space is 553.11 square meters,

On February 8, 2023, Shuhai Information Technology Co.Ltd. signed a lease contract with Beijing Kaipeng Technology Development Co., Ltd. for a leased area of 391.06 square meters at a monthly rent of RMB 44,011.00 (US $6,342). The lease period is from February 8, 2023 to November 7, 2023. This agreement was renewed again from November 8, 2023 to December 7, 2024, the annual rental is RMB 208,301.15 (USD 29,227.86), which include rental free from November 8, 2024 to December 7, 2024. The lease Space is 159.50 square meters.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “DTSS” on Dec 18 2018. The last reported sales price of our common stock on Nasdaq on September 23, 2025, was $  2.30  per share.

We have not made any repurchases of the equity securities of Datasea for the period covered by this report.

Holders

We had 105 holders of record of our common stock as of September 24, 2025.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has one (1) equity compensation plan – the 2018 Equity Incentive Plan (the “2018 Plan”).

The 2018 Plan was initially adopted by our Board of Directors and stockholders on August 22, 2018 to attract and retain the best available personnel, provide additional incentives to employees, directors and consultants and promote the success of our business. Initially, the 2018 Plan authorized for issuance a maximum of 4,000,000 (pre-split) or 266,667 (post-split) shares of our common stock, subject to adjustments in the event of certain reorganizations, mergers, combinations, recapitalizations, share splits, share dividends, or other similar events which change the number or kind of shares outstanding.

On April 28, 2022 and June 20 2023, the stockholders of the Company approved amendments to the 2018 Plan, to increase the number of shares of the Company’s common stock reserved for issuance under the 2018 Plan to 933,333 and 1,600,000, respectively.

On June 7, 2024, the stockholders of the Company approved an amendment (the “Amendment No.3”) to the 2018 Plan at the Company’s annual shareholder meeting, which increased the number of a maximum shares authorized for issuance under the 2018 Plan by an additional 1,000,000 shares, from 1,600,000 shares to 2,600,000 shares of common stock.

On May 3, 2024, the Company filed a Registration Statement on Form S-8 to register the offer and sale of 1,000,000 remaining shares of common stock available for issuance under the 2018 Plan as a result of the amendments thereto,

On May 7, 2025, the stockholders of the Company approved a further amendment to the 2018 Plan, which increased the maximum number of shares of common stock authorized for issuance under the plan from 2,600,000 shares to 7,600,000 shares.

As of the date of this Annual Report, approximately 5,944,150 shares of our common stock is reserved for issuance under the 2018 Plan.

Below is the summary of the key provisions of the 2018 Plan:

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

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of common stock equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by us.

In June 2025, we issued an aggregate of 59,445 shares of common stock to Zhixin Liu and 45,408 shares of common stock to Fu Liu as compensation for unpaid salaries.

In addition, in June 2025, we issued an aggregate of issued 369,403 shares of common stock to Fu Liu

In August 2025, we issued an aggregate of 61,119 shares of common stock to Zhixin Liu and 47,193 shares of common stock to Fu Liu as stock compensation for unpaid salaries.

Also, in August 2025, we issued an aggregate of 2,010 shares of common stock to Ms. Chen, a director, as compensation for the months of May through July, and 18,367 shares were issued as stock compensation to Mr. Chenyang Nie.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

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

Overview and Recent Developments

Datasea Inc. (“Datasea” or the “Company”, NASDAQ: DTSS) is a technology company incorporated under the laws of the State of Nevada on September 26, 2014, with subsidiaries and operating entities located in Delaware, USA, and China. Since its incorporation in 2014, Datasea has been committed to the exploration, application, and commercialization of cutting-edge technologies. As a global high-tech company spanning both the Chinese and U.S. markets, Datasea’s business focuses on two main segments: Acoustic High-Tech and AI Multimodal Digitalization. Through continuous R&D investment, product innovation, and industrial collaboration, the company has gradually built a complete “technology – product – market” closed-loop system, achieving large-scale application and rapid growth in several industries. As a global high-tech company with deep integration of acoustics and artificial intelligence as the technological foundation, Datasea advances its dual-business engines of “Acoustic High-Tech + AI Multimodal Digitalization” to drive cross-industry applications. As one of the global proponents and industrial promoters of the “acoustic effect” concept, the Company leverages acoustic technology to establish unique technological barriers in five key fields—industrial, agricultural, healthcare, medical, and IoT—achieving full-chain value conversion from technological R&D to industry applications. In the past fiscal years, as high-margin solutions from both segments have gradually scaled, Datasea has transitioned from “scale growth” to “quality improvement,” laying a solid foundation for long-term objectives and maximizing shareholder value.

The Company operates in two core business segments: Acoustic High-Tech and AI Multimodal Digitalization

In the Acoustic High-Tech field, the company focuses on the innovation of acoustic technology in multiple scenarios, with “non-hearable mechanical wave effects” as the R&D core. In the environmental domain, the company has launched a series of acoustic environmental products to meet the purification needs of public and household settings; in the health domain, it has launched a series of acoustic medical and healthcare products, breaking through in areas such as neuro-regulation and acupoint stimulation, extending acoustic applications from environmental assistance to precise health management and clinical intervention. In the industrial domain, the company explores the application of ultrasound in fields such as industrial precision processing, agricultural pest control, and agricultural product preservation, forming a cross-industry empowerment model of “acoustics + AI + vertical scenarios.”

In the AI Multimodal Digitalization field, the company positions itself as a core service provider for the digitalization of the Chinese industry. With its self-developed multimodal data processing platform, it achieves real-time collection, analysis, and generation of text, voice, image, video, and other data types. The company focuses on the efficient and accurate matching of community services and consumer needs, offering full-spectrum services from standardized platform services (such as intelligent marketing, business process automation) to customized system solutions (such as full-process digital management for beauty salons, rural revitalization agricultural management platforms), helping customers optimize costs and improve efficiency.

Substantially all business operations of the Company are in China and the United States, and the Company also continuing to expand its business operations in other countries. In China, the Company has established a research, production, and sales network through entities such as Shuhai Tianjin and Shuhai Beijing, focusing on application of Acoustic markets in healthcare, medical aesthetics, industrial, and agricultural sectors. In the United States, through its wholly owned subsidiary, Datasea Acoustics LLC, the Company is planning to promote the distribution of acoustic products and patent deployment and is working with U.S. partners to expand local channels. Together, these initiatives support the development of a global operational framework characterized by technical collaboration and complementary market access.

Datasea, through the collaboration of its “product-based business (acoustic hardware + solutions)” and “platform-based business (AI multimodal services),” not only strengthens its commercialization achievements in fields like environmental disinfection and health assistance but also makes breakthroughs in high-value fields such as neuro-regulation, brain-computer interfaces, and industrial digitalization. The company aims to become a new generation of technology enterprises based on acoustic technology and driven by AI, establishing a unique competitive advantage in the global wave of acoustic intelligence and digitalization.

Business Strategy

The Company will continue to promote interdisciplinary research between acoustic science and artificial intelligence, striving to maintain a global leading position in areas such as non-hearable mechanical wave effects, acoustic coupling, and AI multimodal algorithms. The company has partnered with top research institutions such as the Chinese Academy of Sciences and Tsinghua University to establish joint laboratories and industrial research projects, continuously pushing scientific breakthroughs to be applied in industries.

Datasea is committed to broadening the application of acoustic technologies such as ultrasound, infrasound, and Schumann resonance in various industries. Combining acoustic technology with artificial intelligence as a technological foundation, it integrates into different industries’ products and services, enhancing existing solutions and extending them into high-value applications, realizing the cross-industry empowerment model of “acoustics + AI + application scenarios.”

Beyond the existing applications such as acoustic sterilization and sleep assistance, the Company aims to implement “acoustics + neuro-regulation” to intervene precisely in the brain (brain-computer interface), heart, and foot acupoints (foot-computer interface), constructing a closed-loop system for “detection — analysis — diagnosis — real-time intervention” to meet the growing global demand for non-pharmacological, precise health interventions.

In Acoustic Agriculture, the Company will leverage ultrasound to extend the shelf life of agricultural products, reduce pesticide use, and improve crop yield and quality.

In Acoustic Industrial Applications, the Company is developing ultrasound-assisted separation devices and 3D printing technologies to upgrade manufacturing processes.

In the IoT (Internet of Things) field, based on both acoustic high-tech and AI multimodal technologies, Datasea will tap into smart cities and consumer scenarios.

Overall Fiscal Year Performance

For the fiscal year ended June 30, 2025, the Company had revenue of $71,616,820, compared to $23,975,867 in fiscal year 2024, representing an increase of $47,640,953, or 198.70% compared to the same period in 2024.

This revenue growth is primarily due to the rapid expansion of our 5G AI multimodal communication business in China, with the company’s 5G AI digital business maintaining a leading position in the industry. Our growing customer base continues to support substantial business growth.

As of June 30, 2025, the Company recorded $2,443,948 in gross profit, an increase of $1,969,843, or 415.49%, compared to the same period of the prior year.

In the AI Multimodal Digitalization Business segment, the Company generated revenue of $70.68 million, compared to $23.60 million last year, an increase of 199.49%, which was due to rapid expansion of core clients. During fiscal year ended June 30, 2025, the 5G+AI multimodal digitalization business demonstrated robust growth momentum., by advancing both platform-based and customized services, which increased the Company’s revenue in this business segments, as well as its customer base.

In the acoustic technology business segment, the Company generated revenue of RMB 3,773,584.91 (approximately $527,110) from comprehensive acoustic technology solutions due to increase in deployment of beauty and health salons, by increasing the number of core clients, and establishing an offline network for showcasing and selling acoustic products.

During the fiscal year 2025, the Company significantly optimized its customer structure:

●	The number of AI multimodal clients increased from 8 to 15, with leading clients such as Qingdao Ruizhi Yixing, Wuhan Xiaoming Technology, and Xinyi Xinfanfa each contributing revenue exceeding $10 million, demonstrating strong customer stickiness and deepened cooperation.

●	More than 200 new SME clients were added, building a foundation for scalable growth.

●	In the acoustic business, deployment across 463 beauty and health salons enabled deep offline scenario penetration, while online live-streaming e-commerce channels complemented distribution, creating a B2B + B2C integrated sales network.

The multi-layered structure (leading clients driving growth, SME expansion, and end-user channel empowerment) enables the Company to achieve breakthroughs across different market levels simultaneously.

During the fiscal year 2025, Datasea expanded its acoustic business through both online and offline channels while optimizing its customer base across B2B and B2C markets:

The Company signed agreements with 14 beauty service companies in Tianjin, Beijing, and other cities, deploying products into 463 beauty and personal care salons across Northern China. This strengthened market penetration and solidified leadership in beauty and health management. As of June 2025, the Company’s network in Northern China covered 463 beauty and health salons, serving as product display and sales hubs, while also preparing the ground for future deployment of AI multimodal systems such as store management solutions. Through e-commerce platforms such as Douyin and Xiaohongshu, Datasea’s products began reaching personal consumers. The “Star Dream” sleep aid device, in particular, received strong consumer feedback and gained rapid traction through online live-streaming sales.

This diversified customer structure enables strong business momentum across industries and market segments, enhancing resilience and sustaining competitiveness.

Datasea leverages its dual business engines of Acoustic High-Tech and AI Multimodal Digitalization to continuously enhance its core technological strengths and adaptability across industries. In the acoustic field, the Company advances research and application of non-audible mechanical wave effects, exploring commercialization in areas such as healthcare and medical neuro-regulation, acupoint stimulation, industrial precision processing and liquid-phase separation, and agricultural preservation and pest control. In the AI multimodal field, the Company optimizes algorithm architectures and expands platform functions to process multimodal data across speech, image, text, and video, enabling applications in healthcare, enterprise services, and consumer markets.

By combining the cross-scenario expansion of acoustic technologies with the industry-specific applications of its AI platform, Datasea delivers a mix of standardized tools and customized solutions, balancing scalability with differentiation and ensuring stable, efficient performance across complex business environments.

Market Expansion and Future Potential

Growth in the domestic market has provided a strong foundation of technology validation and customer adoption, supporting further expansion. Looking ahead, Datasea intends to leverage its dual operational bases in China and the United States to pursue international opportunities. In China, the Company will continue to strengthen its presence in acoustic applications across healthcare, beauty, agriculture, and industrial sectors, while expanding AI multimodal services to support the digital transformation of SMEs. In the United States, through its wholly owned subsidiary Datasea Acoustics LLC, the Company is advancing the commercialization of acoustic products and patent cooperation, supported by partnerships with local distributors and technology collaborators.

The Company’s strategic objective is to establish differentiated advantages in both acoustic and digitalization technologies through continuous innovation and high-efficiency solutions, and in the medium to long term, to achieve cross-industry, multi-scenario global applications, building a sustainable path of steady growth.

Development Strategy

Datasea Inc.’s overall development strategy is based on “Acoustic High-Tech” and “AI Multimodal Digitalization” as its dual core engines. With the five major acoustic application areas (Acoustic Industry, Acoustic Agriculture, Acoustic Healthcare, Acoustic Medical and Elderly Care, Acoustic IoT) as the technological foundation, and four major product clusters (Acoustic Environmental Products, Acoustic Intelligent Manufacturing Products, Acoustic Wellness Products, Acoustic Medical Products) as business pillars, the Company is constructing a vertically integrated strategy system from technology R&D to industrial implementation. The Company relies on the dual operational platforms in the U.S. and China (the U.S. parent company oversees capital and strategy, while the China WFOE+VIE structure handles R&D and production), and through continuous high-intensity R&D investment, clear product roadmap planning, diversified market channel expansion, and proactive global intellectual property layout, the company is driving its business from “scale expansion” to “high-quality growth.” Our ultimate goal is to become a globally influential leader in the field of acoustic intelligence and digital solutions, creating sustainable value for shareholders, customers, and society through innovative “Acoustic + AI” technology product combinations.

Acoustic High-Tech Strategy

The acoustic high-tech strategy focuses on the “non-hearable mechanical wave effect,” deeply engaging in the R&D and commercialization of ultrasound, infrasound, and Schumann resonance technologies. The strategy aims to achieve multidimensional market expansion through the “four major product clusters.” The implementation path is as follows:

Core Technology Focus and Productization Path:

1.	Environmental Product Cluster Scaling: Based on the “Datasea Tian Ear” disinfection series, the company uses both offline beauty salons (463 locations) and online live-streaming e-commerce channels to drive market penetration. The company also develops smart environmental monitoring and purification systems based on Acoustic IoT technology, strengthening its core revenue base.

2.	Intelligent Manufacturing Product Breakthrough: The Company is focusing on advancing ultrasonic precision machining equipment (e.g., 3D metal printing) in the acoustic industry and ultrasonic pest control and crop growth promotion devices in the acoustic agriculture sector. The company is forming industry alliances with industrial groups and agricultural research institutions to create benchmark industry cases.

3.	Wellness Product Ecosystem: Focusing on neuro-regulation (brain-computer interfaces) and foot health interventions, the company is building a “hardware + AI algorithm + health platform” closed-loop system. Through a B2B2C model, the company is cooperating with health management organizations and insurance companies to provide personalized health management services.

4.	Acoustic Medical Product Frontier Layout: The Company is continually investing in the R&D of advanced technologies like Low-Intensity Focused Ultrasound (LIFU) and establishing clinical collaborations, reserving technologies and patents for future entry into the high-end medical device field.

AI Digital Platform Strategy

The AI digital platform strategy is built on multimodal intelligent technologies as the foundation, with industry deep empowerment at its core. The company is developing a “platform + solutions + ecosystem cooperation” three-in-one business model to provide strong digital support and collaborative value for the acoustic high-tech strategy.

Platform Service Strategy:

Based on the self-developed Transformer-based multimodal platform, the company continues to enhance its capabilities in integrating and generating text, speech, image, and video data. By offering standardized API interfaces and modular services, the company provides rapidly integrable AI capabilities to clients in industries such as finance, logistics, healthcare, and entertainment. The platform uses a subscription-based (SaaS) and pay-per-use model to ensure continuous revenue and scalability.

Industry Deep Solutions Strategy:

Focusing on high-growth scenarios, the company offers customized solutions:

1.	SME Digital Solutions: Integrating membership management, intelligent marketing, and other functions to lower the digitalization threshold for SMEs.

2.	Digital Rural Solutions: Providing smart agriculture management, rural logistics dispatch, and remote public services, supporting national rural revitalization policies.

3.	Beauty and Health Industry Digital Solutions: Offering full-process digital management systems for offline beauty salons, creating synergies with the acoustic hardware business.

4.	New Media Marketing Solution: Provides functions such as content generation and management, advertising placement and monitoring, and user engagement and interaction. This solution helps clients achieve precise marketing campaigns and brand promotion, empowering enterprises to digitally transform their presence on emerging platforms such as Douyin and Xiaohongshu.

Technology R&D Strategy

The company’s technology R&D strategy adheres to the principle of “balancing independent R&D and open cooperation,” driving forward through both frontier technology exploration and industrial application. The goal is to build an R&D system with continuous innovation capabilities.

R&D Focus Areas:

3.	Acoustic Technology R&D: Focus on non-hearable sound applications, including acoustic neuro-regulation technology (low-intensity focused ultrasound + functional ultrasound imaging), brain-computer interface integration, and the application of acoustics in precision industrial processing and agricultural pest control. The company is establishing a complete R&D chain of “fundamental theoretical research — core technology breakthroughs — product development.”

4.	AI Multimodal R&D: Continuously optimize cross-modal semantic calibration algorithms and develop scenario-specific modules for particular industries (e.g., beauty salon digital systems, new media marketing solution). Strengthen the data interactivity between AI multimodal platforms and acoustic hardware to achieve intelligent analysis and feedback adjustment of data collected by acoustic devices.

R&D System Construction:

The company has established a three-tier R&D system:

4.	Frontier Technology Research Institute: Focused on 3-5 years of long-term technology development.

5.	Product R&D Center: Responsible for 1-2 years of product development.

6.	Customer Solutions Department: Focused on quick responses and customized development for customer needs.

Through an R&D management process of “project initiation — milestone monitoring — evaluation,” the company ensures effective resource allocation and project progress.

Industry-University-Research Collaborative Innovation: The Company has established joint laboratories with institutions such as Institute of Acoustics, Chinese Academy of Sciences, Internet Industry Research Institute, Tsinghua University, and Artificial Intelligence Research Institute, Harbin Institute of Technology, driving the rapid transformation of cutting-edge technologies through industrial research projects. The company actively participates in industry standard formulation and co-published the Acoustic High-Tech Industry White Paper,

M&A Strategy

The company’s M&A strategy focuses on “technology enhancement, market synergy, and ecosystem improvement,” aiming to accelerate technological breakthroughs and market expansion through strategic acquisitions, achieving exterior growth.

Domestic Acquisitions:

The Company focuses on three major directions with high synergy to its core business:

1.	Acoustic Technology Companies: The Company prioritizes acquiring innovative companies that possess core acoustic modules, sensor technologies, or patent portfolios to enhance its technological capabilities in the acoustic hardware field.

2.	Artificial Intelligence and Big Data Companies: The Company targets teams with algorithm advantages or industry-specific data resources, strengthening the professional capabilities of its AI multimodal platform.

3.	Industry Application Companies: The Company focuses on companies with mature customer resources and experience in industries such as smart agriculture and precision manufacturing, accelerating the commercialization of products in the acoustic industry and acoustic agriculture segments.

M&A standards emphasize technological synergy and the feasibility of team integration. The Company adopts a “cooperation first, acquisition later” strategy, deepening relationships through project collaboration and equity investment before proceeding with acquisitions, ensuring smooth integration of technologies and team stability post-acquisition.

International Acquisitions:

Focusing on the North American market, the Company conducts acquisitions along two main lines:

3.	Technology-Oriented Acquisitions: The Company targets innovative enterprises with patents and technologies related to ultrasound neuro-regulation and brain-computer interfaces, rapidly acquiring cutting-edge technologies and intellectual property assets.

4.	Market-Oriented Cooperation and Acquisitions: The Company forms deep partnerships with local distributors and manufacturers in the U.S., establishing localized sales networks and production capabilities through equity investment or acquisitions, thereby reducing cross-border operational costs.

International acquisitions emphasize compliance risk assessments and cross-cultural integration. The Company works with professional institutions to conduct due diligence, develops detailed post-merger integration plans, and ensures alignment with the company’s global strategy.

International Strategy

The international strategy follows a path of “gradual progress, key breakthroughs, and localized operations”, starting with the North American market and gradually building a global business presence and market influence.

Phased Market Expansion Strategy:

●	Phase 1: Focus on developing the U.S. market by establishing a localized operational system through its US subsidiary, Datasea Acoustics LLC. The Company will initially introduce acoustic environmental products (disinfection and purification devices) and acoustic medical and elderly care products (sleep aid devices) as its flagship products and to partner with local distributors like iPower Inc.

●	Phase 2: Expand into the European market, focusing on promoting acoustic medical and intelligent manufacturing products. Through collaborations with local research institutions and channel partners, the company will achieve product localization certification and market access.

●	Phase 3: Gradually expand to Asia-Pacific and other emerging markets, forming a global sales network and service system.

Localized Operational System Construction:

The Company will establish localized teams in key overseas markets responsible for market promotion, customer service, and channel management. It will actively explore cooperation opportunities with local manufacturers, achieving product localization through technology licensing or cooperative manufacturing, thereby reducing tariffs and logistics costs, and enhancing market responsiveness. Additionally, the Company will establish product customization and capability output mechanisms to ensure its products and services meet local regulations and cultural preferences.

Global Resource Integration:

The Company will establish a global R&D collaboration network, building relationships with top overseas research institutions and attracting international talent to achieve global distribution of technological resources. At the same time, the company will participate in international industry exhibitions and standard-setting activities to enhance its brand influence and voice in the global acoustic intelligence sector.

Recent Developments

During the fiscal year ended June 30, 2025, the Company and its subsidiaries entered into the following material agreements with its key customers:

On August 12, 2024, Datasea Information Technology Co., Ltd. (“Shuhai Beijing”), Heilongjiang Xunrui Technology Co., Ltd. (“Xunrui Technology”), Datasea Jingwei (Shenzhen) Information Technology Co., Ltd. (“Datasea Jingwei”), Guozhong Haoze (Beijing) Technology Co., Ltd. (“Guozhong Haoze”), and Guozhong Times (Beijing) Technology Co., Ltd. (“Guozhong Times”) entered into an agreement with Qingdao Ruizhi Yixing Information Technology Co., Ltd. (“Ruizhi Yixing”). The agreement stipulates the purchase of 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83) over a 12-month period from the effective date of the agreement. From July 1, 2024, to June 30, 2025, revenue from Ruizhi Yixing reached RMB 392,182,085.13 (equivalent USD 54,775,147).

On August 9, 2024, Shuhai Beijing signed an agreement with Shanghai Shixun Network Technology Co., Ltd. (“Shixun Network”), under which, for a 12-month period from the effective date, Shixun Network will purchase 5G+AI multimodal data cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83). Between July 1, 2024, and June 30, 2025, revenue from Shixun Network reached RMB 10,981,054.18 (equivalent USD 1,533,698).

From August 9, 2024, to October 18, 2024, Shuhai Beijing, Heilongjiang Xunrui, and Guozhong Times signed an agreement with Wuhan Xiaoming Technology Co., Ltd. (“Xiaoming Technology”). Under these agreement, over a 12-month period from its effective date, Xiaoming Technology will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83). From July 1, 2024 to June 30, 2025, revenue from Xiaoming Technology reached RMB 25,000,429.43 ( equivalent USD 3,491,751).

From August 8, 2024, to February 13, 2025, Guozhong Times , Guozhong Haoze and Shuhai Beijing entered into an agreement with Xinyi Xinfanfa Information Technology Co., Ltd. (“Xinfanfa Technology”), under which, over a 12-month period from the effective date, Xinfanfa Technology will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83). From July 1, 2024, to June 30, 2025, revenue from Xinfanfa Technology reached RMB 41,736,607.01 (equivalent USD 5,829,253).

From October 8, 2024, to November 11, 2024, Shuhai Beijing, Guozhong Haoze, and Guozhong Times signed an agreement with Jiajie Technology Co., Ltd. (“Jiajie”), under which, over a 12-month period from the effective date, Jiajie will purchase 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83). From July 1, 2024, to June 30, 2025, revenue from Jiajie reached RMB 23,843,624.39 (equivalent USD 3,330,183).

On Septembert 18, 2024, Guozhong Haoze signed an agreement with Wuhan Xinze Shixiang Technology Co., Ltd. (“Xinze Shixiang”), under which, for a 12-month period from the effective date, Xinze Shixiang will purchase 5G+AI multimodal data cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83). From July 1, 2024 to June 30, 2025, revenue from Xinze Shixiang reached RMB 2,810,454.20 (equivalent USD392,530).

On August 12, 2024, Datasea Information Technology Co., Ltd. (“Shuhai Beijing”), Heilongjiang Xunrui Technology Co., Ltd. (“Xunrui Technology”), Datasea Jingwei (Shenzhen) Information Technology Co., Ltd. (“Datasea Jingwei”), Guozhong Haoze (Beijing) Technology Co., Ltd. (“Guozhong Haoze”), and Guozhong Times (Beijing) Technology Co., Ltd. (“Guozhong Times”) entered into an agreement with Qingdao Dong’an Information Technology Co., Ltd. (“Qingdao Dong’an”). The agreement stipulates the purchase of 5G+AI multimodal data recharge cards with face values ranging from RMB 10 to RMB 500 (approximately USD 1.40 to USD 69.83) over a 12-month period from the effective date of the agreement. From July 1, 2024, to June 30, 2025, revenue from Qingdao Dong’an reached RMB 614,663.73 (equivalent USD 85,849).

On November 1, 2024, Guozhong Haoze signed an agreement with Nanjing Linghui Information Engineering Co., Ltd. (“Linghui Information”), under which, upon the agreement’s effective date, two software copyrights were purchased for a total price of RMB 2,333,451.32. As of June 30, 2025, revenue from Linghui Information reached RMB 2,333,451 (equivalent USD 325,908).

On October 8, 2024, Shuhai Beijing signed an agreement with Anhui Gu Kai Business Co., Ltd.(“Anhui Gu Kai”), The agreement stipulates that within 50 days after the agreement takes effect, Shuhai Beijing will provide Anhui Gu Kai with a 5G-AI multi-modal small and medium-sized enterprise service platform technology solution. As of June 30, 2025, revenue from Anhui Gu Kai reached RMB 1,415,094.34 (equivalent USD197,666).

On December 25, 2024, the Company’s wholly owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), signed an agreement with Tianjin Qianli Cultural Media Co., Ltd. (“Qianli Cultural Media”) to sale air purifiers (Hailijia). As of June 30, 2025, the revenue from Qianli Cultural Media reached RMB 267,936 (approximately USD 37,422). The signing and execution of this contract marks a strong start for the entry of acoustic environmental disinfection products into the end-consumer market, laying a solid foundation for the future expansion of the business and the brand’s influence.

In December 2024, the Company’s VIE entity subsidiary, Guozhong Haoze, signed an agreement with 14 beauty industry service companies in Tianjin, Beijing, and other cities in China, to deploy its acoustic high-tech products to 263 beauty and body care stores in northern China, including Tianjin and Hebei Province. According to the agreement, the Company plans to sell approximately 140,000 units of acoustic air purifiers, sleep products, and 5G AI digital service systems specifically developed for the beauty industry by the end of 2025, with expected revenue of USD 11 million (approximately RMB 77 million). This agreement not only expands Datasea’s market share in the beauty industry but also strengthens its penetration in northern China, further driving the industrial application of the Company’s products and technologies.

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

On February 20, 2025, Shuhai Beijing signed an agreement with Beijing Meimei Partnership Network Technology Co., Ltd.(“Beijing Meimei”), The agreement stipulates that within 30 days after the agreement takes effect, Shuhai Beijing will provide Beijing Meimei with a 5G-AI multi-modal small and medium-sized enterprise service platform technology solution. As of March 31, 2025, revenue from Beijing Meimei reached RMB 1,509,433.96 (equivalent USD 210,844).

On March 4, 2025, the Company’s wholly owned subsidiary, Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Shuhai Jingwei”), signed an agreement with Tianjin Zhongzhi Times Technology Development Co., Ltd. (“Zhongzhi Times”) to acoustic high-tech products.

On May 15, 2025, Shuhai Beijing signed an agreement with Beijing Meimei Partnership Network Technology Co., Ltd.(“Beijing Meimei”), The agreement stipulates that within 35 days after the agreement takes effect, Shuhai Beijing will provide 5G-AI multi-modal digital rural service platform technology solutions for Beijing Meimei. As of June 30, 2025, revenue from Beijing Meimei reached RMB 1,886,792.45 (equivalent USD263,555).

On May 16, 2025, Shuhai Beijing signed an agreement with Beijing Meimei Partnership Network Technology Co., Ltd.(“Beijing Meimei”), The agreement stipulates that Shuhai Beijing will provide specialized services for Beijing Meimei, including customized technical solutions for a new media marketing platform. As of June 30, 2025, revenue from Beijing Meime reached RMB 1,981,132.08 (equivalent USD276,733).

On May 20, 2025, Shuhai Jingwei (Shenzhen) Technology Co., Ltd. signed a contract with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., Ltd.（“Yuxiang Zhiyang”, based on the product concept and application scenarios proposed by Yuxiang Zhiyang, focusing on the combined principle of ultrasonic cavitation and ozone oxidation. Design a complete core technical solution for the “Bathroom Ultrasonic Sterilization and Odor Removal Treasure” product and issue a report. The contract amount (including tax) is RMB 1,800,000.00 (equivalent to US $251,431.76). As of June 30, 2025, Shuhai Jingwei has achieved revenue (excluding tax) of RMB 1,698,113.21 (equivalent to US $237,199.78).

On May 20, 2025, Shuhai Jingwei (Shenzhen) Technology Co., Ltd. signed a contract with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., Ltd.（“Yuxiang Zhiyang”), based on the product demand concept proposed by Yuxiang Zhiyang, focusing on the principle of sound wave and Schumann wave resonance for sleep assistance. Provide a complete set of technical solutions for the core technical architecture, key module design, functional logic description, system integration logic, and software and hardware interface definition of the “Sleep Treasure” product, and issue a report. The contract amount (including tax) is RMB 2,200,000.00 (equivalent to US $307,305.49). As of June 30, 2025, Shuhai Jingwei achieved revenue (excluding tax) of RMB 2,075,471.70 (equivalent to US $289,910.84).

On May 22, 2025, Shuhai Beijing signed an agreement with Tianjin Qianli Culture Media Co., Ltd.(“Qianli Cultural Media”), The agreement stipulates that Shuhai Beijing will provide specialized services for Qianli Cultural Media, including customized technical solutions for a new media marketing platform. As of June 30, 2025, revenue from Qianli Cultural Media reached RMB 2,075,471.70 (equivalent USD 289,910).

During the reporting period, the Company’s primary revenue was derived from service fees associated with 5G+AI multimodal digital business services. From July 1, 2024 to June 30, 2025, the revenue reached USD69.44 million, an increase of USD49.89 million compared with USD19.55 million in the same period of 2024, with a growth rate of 255.20%. This revenue growth is mainly attributable to the rapid expansion of China’s 5G+AI multimodal digital business, which has maintained a leading position within the industry. The continuously growing customer base has further supported the Company’s significant business expansion.

The technical solutions such as AI multi-modal services for small, medium and micro enterprises, AI multi-modal digital rural services, and AI multi-modal new media marketing services have all achieved revenue realization, totaling RMB8.9 million (Approximately USD1.24 million) indicating the full implementation and blooming of the company’s 5G AI multi-modal digital business. At the same time, the high-margin attribute of the technical solutions has lifted and improved the overall gross profit margin level.

ESG Management (2025)

Datasea remains committed to integrating ESG (Environmental, Social, and Governance) principles into its operations and long-term strategy, positioning ESG as a key engine for sustainable development. We recognize that ESG is not only an important tool for risk management and opportunity identification but also a pathway to strengthening resilience, enhancing competitiveness, and building long-term, positive relationships with stakeholders.

●	Green Supply Chain Management: In 2025, the Company worked closely with core suppliers to establish green production standards. By introducing energy-saving equipment across supplier networks, energy consumption per production line decreased by more than 10%, saving tens of thousands of kWh annually. A full lifecycle management system was also established, increasing the compliant disposal rate of waste by 20%.

●	Green Office and Energy-Saving Practices: The Shenzhen subsidiary continued upgrading its green office initiatives, adding a smart waste-sorting system. With special recycling for biodegradable waste, sorting accuracy for recyclables improved to over 90%. Paperless workflows reduced quarterly paper usage by 50% year-over-year, while office energy consumption per unit area fell by 15%.

●	ESG Data Transparency: The Company launched an ESG data transparency platform with a new supply chain carbon footprint tracking module. Most Tier-1 suppliers have achieved real-time data integration, laying the foundation for building supplier carbon accounts in the future.

Social

●	Employee Development and Diversity: ESG training coverage rose to 85% in fiscal year 2025, up 10 percentage points from the previous quarter. Adoption of internal green proposals increased by 35%. The Company launched an internal “ESG Action Points Program”, with over 90% employee participation, collectively logging more than 12,000 kilometers of green commuting.

●	Public Welfare and Community Engagement: The Company continued initiatives such as “Love Education” and the “Sunshine Volunteer Charity Club.” CEO Ms. Zhixin Liu, serving as a council member of the National Association of Women Entrepreneurs, actively promoted female entrepreneurship and philanthropic collaboration.

●	International Talent and Inclusion: The proportion of female employees continued to rise, with women holding 40% of management positions, reflecting the Company’s strong commitment to diversity, equality, and inclusion.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ending June 30, 2025 and 2024, the Company had a net loss of approximately $5.09 million and $11.38 million, respectively. The Company had an accumulated deficit of approximately $44.53 million as of June 30, 2025, and negative cash flow from operating activities of approximately $2.37 million and $6.40 million for the years ended June 30, 2025 and 2024, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of June 30, 2025, the Company had cash of $620,807.

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

Results of Operations

Comparison of the years ended June 30, 2025, and 2024

The following table sets forth the results of our operations for the years ended June 30, 2025, and 2024, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2025	% of Revenues	2024	% of Revenues
Revenues	$71,616,820		$23,975,867
Cost of revenues	69,172,872	96.6%	23,501,762	98.0%
Gross profit	2,443,948	3.4%	474,105	2.0%
Selling expenses	1,980,224	2.8%	3,279,627	13.7%
Research and development	914,996	1.3%	359,342	1.5%
General and administrative expenses	4,703,443	6.6%	8,960,523	37.4%
Total operating expenses	7,598,663	10.6%	12,599,492	52.6%
Loss from operations	(5,154,715)	(7.2)%	(12,125,387)	(50.6)%
Non-operating income (expenses), net	75,185	0.1%	(95,918)	(0.4)%
Loss before income taxes	(5,079,530)	(7.1)%	(12,221,305)	(51.0)%
Income tax expense	6,596	0.01%	-	%
Loss before noncontrolling interest from continuing operation	(5,086,126)	(7.1)%	(12,221,305)	(51.0)%
Income before noncontrolling interest from discontinued operation	-	-%	833,546	3.5%
Less: loss attributable to noncontrolling interest from continuing operation	(432)	(0.001)%	(10,695)	(0.04)%
Net loss to the Company from continuing operation	(5,085,694)	(7.1)%	(12,210,610)	(50.9)%
Net income (loss) to the Company from discontinued operation	-	-%	833,546	3.5%
Net loss to the Company	$(5,085,694)	(7.1)%	(11,377,064)	(47.5)%

Revenues

We had revenues of $71,616,820 and $23,975,867 for the years ended June 30, 2025, and 2024, respectively, which shows a $47,640,953 or 198.7% increase as compared with the same period of 2024. The increase in revenues was mainly due to the rapid increase of 5G AI multimodal digital business in China. For the year ended June 30, 2025, revenues mainly consisted of service fees from our 5G AI Multimodal digital. The Company’s 5G AI multimodal digital business is an industry leader, and the continued expansion of the Company’s customer base supports the continued significant improvement of the business.

From July 1, 2024 to June 30, 2025, the Company generated revenue of $71,616,820, including $70,682,408 from the 5G AI multimodal digital business, $584,788 from acoustic intelligence business, $325,908 from software sales and $23,716 from others. From July 1, 2023 to June 30, 2024, the Company generated revenue of $23,975,867, including $23,971,879 from the 5G AI multimodal digital business, $3,988 from Acoustic Intelligence Business..

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

Since Q4 2023, the 5G Multimodal Communication business has demonstrated explosive growth, with Q2 2024 sales achieving a substantial improvement compared to the same period last year.

Cost of Revenues

For the year ended June 30, 2025, we recorded a cost of revenues of $69,172,872, compared to $23,501,762 for the same period in 2024, reflecting an increase of $45,671,110 or 194.3%. The cost of revenues for the year ended June 30, 2025, was primarily driven by 5G AI multimodal digital platform fees and cloud platform construction costs paid to suppliers. The increase in the cost of revenues was mainly due to the higher revenue generated from the 5G AI multimodal digital segment.

For the year ended June 30, 2025, the costs were as follows: $68.82 million for 5G AI multimodal digital, $316,415 for software sales, and $41,007 for the acoustic intelligence business. For the year ended June 30, 2024, the cost of 5G AI multimodal digital was $23.40 million, the cost of other services was $68,391, the cost of smart city was $30,928 and the cost of Acoustic Intelligence business was $2,345.

Gross Profit

Gross profit for the year ended June 30, 2025, was $2,443,948 compared to $474,105 for the year ended June 30, 2024, representing an increase of $1,969,843. This increase in gross profit was primarily driven by higher sales during the year ended June 30, 2025.

Gross margin was 3.4% for the year ended June 30, 2025, compared to 2.0% for the same period in 2024. The improvement in gross margin was primarily driven by the rapid growth of high-margin customized solution projects, along with the Company’s significant increase in market share and operating income. The growth in gross profit indicates that the Company has substantial development potential in its operations, including:

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses for the year ended June 30, 2025 were $1,980,224, compared to $3,279,627 for the same period in 2024, reflecting a decrease of $1,299,403, or 39.6%. The decrease was mainly due to the decrease of advertising and marketing expenses by $1,431,505, which was partly offset by increased service fee by $37,037, increased payroll expense by $7,148, increased rent expense and property management fee by $43,255 and increased other selling expenses by $36,620.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products, while continuing to develop 5G-related applications. We incurred R&D expenses of $914,996 and $359,342 during the years ended June 30, 2025 and 2024, respectively, representing an increase of $555,654 or 154.6% as compared to the same period of 2024.

Research and development expenses for the year ended June 30, 2025, totaled $914,996. The Company’s research and development efforts have yielded several significant outcomes, including:

As one of the leading service providers in China’s 5G AI multimodal digital field, Datasea has developed a range of primary products and services targeting different customer needs. These include:

●	5G AI multimodal new media marketing service platform

●	5G AI multimodal Smart Agriculture (Digital Rural) Service Platform

●	5G AI multimodal platform for small and micro-enterprise services

●	5G AI multimodal traffic top-up platform These 5G AI multimodal digital business applications are designed for various industries in China, incorporating AI-driven payment system applications, big data analytics, and predictive models.

●	Datasea has completed a revolutionary upgrade of its core 5G multimodal communication business with AI processing technology. This upgrade enables the AI creation and generation of diverse forms of information, including sound, text, images, and videos. Additionally, it supports efficient transmission and AI-powered digital human marketing functions. This capability empowers numerous industries and clients by enhancing brand recognition, acquiring customers, promoting markets, and boosting revenue.

●	In the field of acoustic high-tech business, Datasea is one of the pioneers in introducing the concept of “acoustic effect” globally. The Company exports cutting-edge acoustic high-tech products and solutions worldwide. Combining basic acoustic theory with artificial intelligence, Datasea applies acoustic technology and the acoustic effect technical system to collect and process acoustic data. The Company utilizes non-audible mechanical wave effects to address various challenges. With world-leading acoustic equipment and algorithm models, Datasea’s acoustic technologies and products are widely used in sectors such as agriculture, industry, healthcare, and IoT technology. Notably, in the field of ultrasonic technology, the Company applies the effects of ultrasonic cavitation, thermal, and mechanical forces to meet diverse needs, including disinfection and sterilization, crop drying, safety monitoring, beauty and skincare, as well as medical health applications.

●	Datasea’s Acoustics and 5G intelligent products and solutions serve over 52 million businesses and households across China (with more than 99% being SMEs) by providing digital and intelligent services.

Market Promotion Team

The Company has collaborated with three influential Chinese market promotion enterprises, which leverage extensive market resources to recommend new clients for the Company and facilitate the signing of contracts with these new clients.

General and administration expenses decreased $4,257,080, or 47.5% from $8,960,523 during the year ended June 30, 2024, to $4,703,443 during the year ended June 30, 2025. The decrease was mainly due to decreased stock compensation expense by $5,050,544, decreased payroll expense by $203,752, decreased rent expense and property management fee by 121,817, decreased auto expense by $17,156, which was partly offset by increased professional service fee by $820,159, and increased trademark registration fee by $316,229.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income was $75,185 for the year ended June 30, 2025, consisting mainly of interest income of $5,016 and other income of $70,169. Non-operating expenses were $95,918 for the year ended June 30, 2024, consisting mainly of interest income of $1,975 and other expenses of $97,893.

Net (Income) Loss from Discontinued Operation

We generated net income from discontinued operation of $833,546 (which was the gain on disposal of Zhangxun) for the year ended June 30, 2024.

Net Loss from continuing operation

We generated net loss from continuing operation of $5,085,694 and $12,210,610 for the years ended June 30, 2025, and 2024, respectively, a $7,124,916 or 58.4% decrease by comparing with the same period of 2024. The decrease in net loss was mainly due to increase in gross profit and decrease of operating expenses as explained above.

Accounts receivable

The operating revenue of the year ended June 30, 2025, was $71,616,820, the balance of accounts receivable was $1,374,180 at June 30, 2025. In the same period last year, the operating revenue was $23,975,867, and the accounts receivable balance was $718,546 at June 30, 2024. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

Liquidity and Capital Resources

Historically, we have funded our operations primarily through the sale of our common stock and shareholder loans. To strengthen our ability to continue operating as a going concern, we are focusing on generating recurring revenues and sustainable operating cash flows.

We expect to generate revenue through expanding our current 5G AI multimodal digital business and acoustic intelligence business, along with continuous product innovation and development as well as various types of value-added services. To maintain sufficient working capital to support our operations and finance the future growth, we anticipate addressing any cash flow shortfall through financial support from our majority stockholders (who are also our board members or officers) and issuing securities public or private issuance of securities. However, such additional financial resources may not be available to us on favorable terms, or at all, if and when needed.

As of June 30, 2025, we had a working capital deficit of $704,978 or a current ratio of 0.81:1, and current assets in the amount of $2,922,272. As of June 30, 2024, our working capital deficit was $952,090, with a current ratio of 0.74:1, and current assets were $2,647,892.

We expect the Company to continue supporting its ongoing operations and financing through revenue growth and increased financing activities.

On October 3, 2024, Datasea entered into subscription agreements, with three non-U.S. investors, including Zhixin Liu, the Company’s Chairwoman of the Board, Chief Executive Officer, President and Secretary, and Fu Liu, a Director of the Company, pursuant to which the Company sold to investors an aggregate of 1,932,224 shares (of the Company’s Common Stock at the purchase price of approximately $4.0 million. The Company’s used net proceeds from the sale of these shares for investments in acoustic high-tech related products design upgrade, working capital for mass production and on-line sales, acquiring intellectual property, and working capital for the promotion and sales of AI multimodal digital business products.

However, there is no assurance that the Company will be able to secure additional working capital on commercially viable terms, or at all.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended June 30, 2025 and 2024, respectively.

	2025	2024
Net cash used in operating activities	$(2,374,680)	$(6,398,883)
Net cash used in investing activities	$(4,085,197)	$(167,957)
Net cash provided by financing activities	$6,945,370	$6,839,577

Cash Flow from Operating Activities

Net cash used in operating activities was $2,374,680 during the year ended June 30, 2025, compared to net cash used in operating activities of $6,398,883 during the year ended June 30, 2024, a decrease in cash outflow of $4,024,203.

The decrease in cash outflow was mainly due to (1) decreased cash outflow on prepaid expenses and other current assets by $1.69 million, (2) increased payment received from customers for unearned revenue by $573,635, and (3) decreased net loss by $6.30 million, with non-cash adjustments to net loss including gain on disposal of subsidiary by $833,546, depreciation and amortization by $644,784, loan forgiveness by shareholder by $105,356, and decreased stock compensation expense by $4,856,484, despite we had increased cash outflow on accounts payable by $1.25 million.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $4.09 million for the year ended June 30, 2025, which consisted of cash paid for the acquisition of office furniture and equipment of $8,129 and cash paid for acquisition of intangible assets by $4.08 million. Net cash used in investing activities totaled $167,957 for the year ended June 30, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $6,868, cash paid for acquisition of intangible assets by $161,054, and cash loss due to disposal of subsidiary of $35.

Cash Flow from Financing Activities

Net cash provided by financing activities was $6,945,370 during the year ended June 30, 2025, which was net proceeds from sale of our common stock through an equity financing of $5,939,133, and proceeds from loan payables of $2,374,350, which was partly offset by repayment of loan payables of $1,164,895, and repayment to related parties of $203,218. Net cash provided by financing activities was $6,839,577 during the year ended June 30, 2024, which was the net proceeds from due to related parties of $360,804 and net proceeds from sale of our common stock through an equity financing of $8,061,286, which was partly offset by repayment of loan payables of $1,582,513.

Loan from banks

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $1,954 and $396 interest expense for this loan. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $3,808 and $626 interest expense for this loan. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $9,243 and $1,722 interest expense for this loan. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $3,909 and $318 interest expense for this loan. On May 27, 2025, the loan was paid in full.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 19, 2025, the loan was paid in full. For the year ended June 30, 2025, the Company recorded and paid $9,744 and $nil interest expense for these two credit lines.

On March 31, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the year ended June 30, 2025, the Company recorded and paid $7,558 interest expense for this loan. As of June 30, 2025, $838,155 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 20, 2025, Guozhong Times entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 3.00% to be paid every 21st of each month. For the year ended June 30, 2025, the Company recorded and paid $803 interest expense for this loan. As of June 30, 2025, $419,076 was recorded as current liabilities.

On May 21, 2025, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 1,000,000 ($139,692) with a term of 12 months with a fixed annual interest rate of 4.95% to be paid every 21st of each month. For the year ended June 30, 2025, the Company recorded and paid $576 interest expense for this loan. As of June 30, 2025, $139,692 was recorded as current liabilities. Liu Zhixin is the guarantor of this loan agreement.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 1,500,000 ($210,500) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 11, 2025, Shuhai Beijing entered another credit line agreement with Bank of China for the amount of RMB 2,500,000 ($350,800) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. As of June 30, 2025, $558,768 was recorded as current liabilities. Liu Fu is the guarantor of these two credit lines.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 2.70% to be paid every 21st of each month. For the year ended June 30, 2025, the Company recorded and paid $314 interest expense for this loan. As of June 30, 2025, $419,076 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

Financial index analysis

Analysis of financial index

For the years ended June 30, 2025, and 2024, revenue was $71,616,820 and $23,975,867, respectively. Operating income increased by $47,640,953 over the same period of last year, an increase of 198.70% over the same period of last year, the main reason for the substantial growth is that the company locates currently in the 5G AI multi-model R&D technology which belongs to the industry leader, after long-term expansion of customer groups, the company has formed a stable customer group. This is closely related to the company’s technological research and development achievements over the years, personnel support, market promotion, the company’s upstream and downstream chain opening up, customer maintenance and technical experience accumulation, and eventually form a huge loyal customer base, but also closely related to the thriving vitality of the 5G AI multi-model business market.The company’s acoustic high-tech business segment has made significant progress and breakthroughs compared to the last fiscal year. Including the sales of acoustic high-tech products and the provision of acoustic high-tech solution services.

For the years ended June 30, 2025 and 2024, the Company’s gross profit was $2,443,948 and $ 474,105, respectively. Gross profit increased by $1,969,843 from the same period last year, an increase of 415.49% from the same period last year, and the current period increased market share and revenue significantly, so the gross margin increased simultaneously. The increase in gross profit margin means that the company’s development and operation has great potential ability. The reasons for the increase in gross profit are analyzed as follows:

1.	The business structure has been optimized, and the proportion of high-margin businesses has increased. For instance, the revenue of high-margin acoustic intelligent products has seen a significant rise compared to the previous year. The execution of 5G AI multimodal technology solution contracts has also provided support for the increase in gross profit margin.

2.	Effective cost control leads to product differentiation. Continuous research and development innovation can launch products with unique functions and advantages, thereby supporting higher pricing and increasing gross profit.

3.	Due to market factors, the market share of 5G AI multimodal traffic business has expanded. The company has gained an advantage in market competition. With an expanded market share, it will have stronger pricing power and thereby increase gross profit.

For the years ending June 30, 2025 and June 30, 2024, the operating expenses were $7,598,663 and $12,599,492 respectively. The operating expenses decreased by $5,000,829, representing a 39.69% reduction compared to the same period last year.

Research and development investment has continued to increase, but overall operating expenses have shown a downward trend. The reduction in operating expenses reflects the overall effect of an enterprise in improving input-output efficiency and streamlining and compressing management expenses. This is not only an optimization of financial data, but also a concentrated manifestation of the enterprise’s outstanding operational level, profound management ability and forward-looking strategic vision. This move will drive enterprises into a new development pattern with stronger risk resistance, higher business agility and more aggressive market competitiveness, thus laying a solid foundation for sustained growth and long-term success.

As of June 30, 2025 and 2024, the Company’s cash balance was $$620,807 and $181,262, respectively, an increase of $ 439,545, or 242.49%, from the beginning of the period. The main reason is that the company successfully obtained financing during this period, absorbed social funds, expanded the scale of the company, enhanced the visibility of the company, enhanced the competitiveness of the company, provided strong financial support for the company’s business expansion and projects, and used for technology research and development, market expansion, corporate brand building, etc., laying a solid foundation for the sustainable development of the company.

The increased demand for products and services brought about by the company’s increased sales revenue and the expansion of financing channels brought about by a number of capital inflows, the company to optimize the asset structure, enhance the corporate capital capacity and liquidity.

For the years ending June 30, 2025 and June 30, 2024, the inventories were $206,610 and $153,583 respectively. The inventory increased by $53,027, representing a 34.53% increase compared to the same period last year.

The two major innovative projects of the company, “Hygiene-Busting Deodorizing Powder for the Bathroom” and “Sleeping Aid”, have successfully completed their research and development and have been officially transformed into mass-produced products - “Sound Wave Deodorizing and Cleaning Guardian SHTR-T01” and “Non-contact Sleep Aid XM-S01”. This increase in inventory is a strategic stock preparation carried out to seize the market opportunity, marking the establishment of a new growth channel for the company and laying a solid foundation for the strong growth of future performance.

For the years ending June 30, 2025 and June 30, 2024, the intangible assets were $3,495,984 and $546,001 respectively. The intangible assets increased by $2,949,983, representing a 540.29% increase compared to the same period last year.

Increasing the proportion of intangible assets indicates that the company is undergoing a strategic transformation towards a “light-asset, high-value” model. Through external acquisition, enterprises can quickly obtain mature technologies and resources, respond promptly to market changes, seize the initiative, and efficiently expand new fields, new markets or new product lines with such assets. While actively laying out external resources, the company still insists on internal research and development, maintaining a continuous and organic innovation capability, which lays a solid foundation for its long-term stable development.

As of June 30, 2025 and 2024, the capital reserve balance was $47,331,510 and $38,957,780, respectively, an increase of $ 8,373,730 from the beginning of the period or 21.49% from the beginning of the period, primarily due to an increase in the Company’s share issuance. The increase of capital reserve means that the enterprise has obtained additional capital, which can improve the overall capital strength of the enterprise, so that the enterprise has more funds at its disposal in the operation process. With the increase of capital reserve, the capital adequacy ratio of enterprises has been improved, thus enhancing the financial stability of enterprises and the ability to resist risks. In the face of market fluctuations and uncertainties, enterprises can be more confident to deal with challenges. An increase in capital reserves also increases net asset value per share and is a positive financial indicator for shareholders. This helps to enhance the investment confidence of shareholders and the market value of enterprises.

For the years ending June 30, 2025 and June 30, 2024, the outstanding bank loans were $2,374,767 and $1,170,298 respectively. The amount increased by $1,204,469.00, representing a 102.92% increase compared to the same period last year. The increase in the bank’s short-term loan directly reflects the company’s excellent credit standing, healthy financial performance, and stable debt repayment capacity. This move not only enhances our financial liquidity, providing a solid guarantee for seizing market opportunities, but also indicates that the bank holds a highly optimistic attitude towards our future development prospects, heralding a more stable bank-enterprise partnership.

For the years ending June 30, 2025 and June 30, 2024, the gross profit margins were 3.41% and 1.98% respectively. The overall gross profit margin of the company has significantly improved. This positive change is mainly attributed to the company’s proactive and successful product structure optimization strategy, which strategically increased the sales proportion of high-margin products. The core driving factors come from two innovative product lines: acoustic intelligent products and 5G-AI multi-modal technology solutions. This financial result not only proves the correctness of the company’s strategic decisions, but also clearly reflects that our product innovation has been recognized by the market, and the enterprise is steadily developing in the direction of high quality and high efficiency.

For the years ending June 30, 2025 and June 30, 2024, the company’s losses were $5,085,694 and $11,377,064 respectively. The company’s losses have significantly decreased, and its business situation has shown a stable and recovering trend. This indicates that the strategic adjustments, cost control, and business optimization measures implemented by the company have begun to yield results, and they have started to achieve substantial revenue generation. This positive change marks that the company’s operations have gradually returned to normal, laying a solid foundation for our anticipation of future profit prospects. The company’s future development is promising.

Management’s Expectations and Strategic Priorities for the Next Fiscal Year

Building on the significant achievements of fiscal year 2025, Datasea is at a pivotal stage of transformation. Going forward, the Company will continue to deepen its presence in acoustic high-tech and AI multimodal digitalization, leveraging ongoing innovation and market expansion to further strengthen its leadership position globally. The strategic priorities for the next fiscal year will focus on the following areas:

1.

Increased R&D Investment and Technological Innovation

Datasea will continue to increase investment in R&D, particularly in the integration of acoustic technologies with AI. Breakthroughs in ultrasound, infrasound, and neuro-regulation technologies will be core drivers of future development. The Company aims to accelerate the deep integration of low-intensity focused ultrasound (tFUS) with AI algorithms, expanding its applications in healthcare, smart industry, and agriculture.

At the same time, the AI multimodal digital platform will further enhance cross-industry capabilities, particularly in data processing, speech recognition, image analysis, and intelligent prediction. Datasea plans to optimize existing algorithms while exploring emerging technologies such as deep learning and big data analytics to improve intelligence levels and provide highly customized solutions across industries.

2.

Accelerated Market Expansion and Internationalization

The Company will continue to strengthen its penetration in the domestic market while accelerating international expansion. In overseas markets, particularly in the U.S. and Europe, Datasea will pursue partnerships with local enterprises and introduce localized products to increase market share. The Company has already achieved initial success in the U.S., where through Datasea Acoustics LLC and local partners.

In China, Datasea will further expand its presence in healthcare, beauty, and environmental protection through a dual approach combining e-commerce platforms and offline stores. Meanwhile, solution-based services will help consolidate its B2B client base.

3.

M&A and Strategic Partnerships to Enhance the Industrial Chain

Datasea will actively pursue international M&A opportunities, particularly in the acoustics sector, to strengthen capabilities in core technology modules, sensor technologies, and patent portfolios. The Company also plans to acquire businesses with advantages in AI and big data processing to reinforce its multimodal platform’s algorithm and industry data resources. Furthermore, acquisitions in smart manufacturing and precision agriculture will support cross-industry integration of acoustic technologies.

To expand its technological and market advantages, the Company will deepen cooperation with global research institutions, accelerate industrialization of new technologies, and pursue strategic investments to secure both technological leadership and market growth.

4.

Product Mix Optimization and Margin Enhancement

Datasea will continue to optimize its product mix by increasing the proportion of high-margin offerings, such as acoustic health devices and customized AI solutions. In fiscal year 2025, the Company achieved a notable improvement in gross margin, and further expansion is expected in fiscal year 2026 as integrated solutions scale and technological barriers strengthen.

At the same time, the Company is transitioning its acoustic high-tech business from stand-alone hardware sales to integrated “hardware + AI platform” solutions, providing end-to-end services from R&D to implementation. This approach is expected to expand market share and enhance profitability through differentiated technologies and value-added services.

Company Outlook and Market Trends

Global and Regional Market Trends

With rapid global advances in technology and the economy, particularly the acceleration of digital transformation and intelligent upgrades, the coming years are expected to see sustained leadership by acoustic and AI technologies. Widespread adoption of digital and intelligent solutions will drive innovation and upgrades across industries. Based on industry research and market feedback, the fusion of acoustics and AI will create opportunities in the following areas:

1.	Healthcare: With rising demand for health management, particularly due to aging populations, minimally invasive and precision healthcare solutions will become mainstream. The non-invasive advantages of acoustic technologies, combined with AI-driven analytics, will drive adoption of acoustic medical devices such as tFUS in neuro-regulation, tumor treatment, and rehabilitation medicine.

2.	Smart Manufacturing: As Industry 4.0 continues to reshape production processes, applications of acoustic devices and AI in equipment monitoring, fault prediction, and process optimization will expand. Datasea plans to further combine acoustics with ultrasonics and nanomaterials to meet demands for high-precision, high-efficiency manufacturing.

3.	Smart Agriculture: With accelerated modernization, precision and green agriculture are becoming global trends. Acoustic technologies applied to pest detection, crop growth stimulation, and product preservation will offer more intelligent and environmentally friendly solutions for agriculture.

4.	Consumer Upgrading: Rising consumer demand for health, environmental protection, and personalization will increase the share of acoustic products such as sleep aids and air purifiers in households. The dual approach of e-commerce and offline retail—especially the growth of live-streaming sales—will accelerate the expansion of consumer markets.

5.	Global Market Integration: With growing global emphasis on digitalization and green technologies, international demand for intelligent products will expand. Datasea will continue to scale its overseas presence, particularly in Europe and Asia-Pacific, to support global market integration.

Industry Development and Technological Evolution

Over the next few years, acoustic and AI technologies will continue to merge, driving breakthrough developments across industries. Key directions include:

1.	Cross-Disciplinary Integration: Deep fusion of acoustics and AI will drive innovation in healthcare, industry, and agriculture. Datasea will focus on R&D in areas such as neuro-regulation, brain-computer interfaces, and ultrasonic precision machining, promoting commercialization of new technologies.

2.	Intelligent Upgrades: With advances in big data and cloud computing, acoustic and AI platforms will evolve toward intelligent management and services. Multimodal data fusion and real-time processing will enable full-process automation and industry-wide applications.

3.	Green and Sustainable Technologies: Global emphasis on sustainability will drive acoustic applications in environmental governance and green agriculture. Datasea will continue to expand in areas such as ultrasonic sterilization, pesticide reduction, and energy savings, offering environmentally friendly solutions.

Key objectives for the coming years include:

1.	Continuous Technological Innovation: Strengthen R&D to deepen integration of acoustics and AI, targeting breakthroughs in minimally invasive healthcare, smart manufacturing, and smart agriculture.

2.	Global Expansion: Scale international markets in the next three to five years, focusing on North America, Europe, and Asia-Pacific. Growth will be supported through acquisitions, channel partnerships, and localized market strategies.

3.	High-Quality Growth: Optimize product mix to increase the proportion of high-margin products, enhance profitability through customized solutions and high-value-added services, and complete the transition from “scale expansion” to high-quality growth.

Social Responsibility and Sustainability: Continue adhering to the principle of “innovation-driven, green development,” actively promoting environmentally friendly technologies and products, and contributing to global sustainability.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies as disclosed in this report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, sales return allowance, the allowance for bad debt, valuation allowance of deferred tax assets, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Critical Accounting Policies

Accounts Receivable, Net

On May 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective July 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The was no transition adjustment of the adoption of CECL.

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and 2024, the Company had a $0 bad debt allowance for credit losses.

Inventories, Net

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $152,907 and $53,650 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of June 30, 2025 and 2024, respectively.

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

The Company derives its revenues from product sales, software sales, and 5G messaging service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via product sale contracts and professional service contracts, with performance obligations identified. The transaction price, such as product selling price, and the service price to the customer with corresponding performance obligations are fixed upon acceptance of the agreement. The Company recognizes revenue when it satisfies each performance obligation, the customer receives the products and passes the inspection and when professional service is rendered to the customer, collectability of payment is probable. These revenues are recognized at a point in time after each performance obligation is satisfied. Revenue is recognized net of returns and value-added tax charged to customers

Recently Issued Accounting Pronouncements

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

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-01 will have on its consolidated financial statement presentation or disclosures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective as of such date because of the material weaknesses identified in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is collectively responsibility for establishing and maintaining adequate internal control over financial reporting for Datasea, and has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the weaknesses described in the following paragraphs, management believes that, as of June 30, 2025, our internal control over financial reporting was not effective due to the presence of the following weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff: (i) the segregation of duties in several departments is not clear enough; (ii) the testing cycle for the effectiveness of internal control measures should be shortened and the frequency be increased; (iii) lack of accounting personal trained in the Generally Accepted Accounting Principle of United States.

Management’s Assessment of Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting of Datasea. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of June 2025. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Due to the deficiencies described below, management concluded that, as of June 2025, our internal control over financial reporting was not effective. These deficiencies are common in many smaller companies with fewer employees and are as follows:

1.	Although an internal audit department was established, due to insufficient staffing, no internal audit activities were conducted (control deficiency);

2.	Although the Company has established a reasonably complete internal control system to ensure effective execution of management decisions and smooth communication of information, the effectiveness of control implementation was not tracked in a timely manner; the cycle of testing internal control effectiveness should be shortened, and the frequency of testing increased;

3.	The Company lacks accounting personnel trained in U.S. Generally Accepted Accounting Principles (U.S. GAAP).

I. Control Environment

(1) Governance Structure

The Company has established a four-tier governance structure: Shareholders’ Meeting – Board of Directors – Independent Directors – Executive Management. The Board has an Audit Committee, Compensation Committee, Strategy Committee, and Nominating Committee. The Board consists of five directors, three of whom are independent, ensuring independence in board decisions.

(2) Organizational Structure and Responsibilities

The Company’s organization is structured by business lines + functional support, with clearly defined responsibilities for the Finance Department, International Department, Risk Control Department, Operations Department, and Legal Department. The Risk Control Department leads the internal control system and risk assessment. Each business department designates one “Internal Control Liaison” to coordinate daily risk control matters.

(3) Internal Audit

Although the Company has established an internal audit department headed by an Internal Audit Director, as well as a legal team, rapid business expansion and staffing challenges prevented the commencement of internal audit activities during the reporting period.

(4) Human Resources Policy

The Company has implemented a Human Resources Management System covering recruitment, training, evaluation, and disciplinary measures. Personnel are strictly managed from probation to confirmation as full-time employees. After passing comprehensive assessments, employees are included in the formal staff pool and sign job responsibility and performance commitment letters. Monthly performance evaluations are conducted by HR, forming the basis of payroll. Under the Performance Evaluation Measures, employees are rewarded or penalized accordingly.

For key positions (e.g., CFO, Vice Presidents), the Company implements background checks + qualification review. During the reporting period, turnover for key positions was below 5%. Five internal control training sessions were conducted, covering middle and senior management and key staff.

(5) Corporate Culture

The Company adheres to the core values of “Compliance in Operations and Integrity First.” Management has signed Compliance Commitment Letters. The internal office system has an “Internal Control Column” for regular compliance case studies and policy interpretation.

Over its ten years of development, the Company has deeply embedded compliance and integrity into management and all staff. As of this reporting period, there were no violations or illegal acts by management. The Board of Directors consists of five directors, three of whom are independent, basically satisfying independence requirements. The Company has also established Commission Management Rules and HR Management Rules to clarify employment standards and reward/punishment mechanisms, incentivizing outstanding employees.

II. Risk Response

1.

International Risk Control Strategy

Risk control begins with identification and assessment. Using SWOT analysis combined with a risk checklist, we assess political, economic, legal, cultural, and foreign exchange risks in international business. By collecting internal and external information, we identify risk sources and evaluate impact and likelihood using quantitative and qualitative tools. This forms the basis for differentiated risk control strategies aligned with our global footprint, including cross-border transaction monitoring, FX risk management, international legal compliance review, and anti-money laundering mechanisms. Data-driven models are reinforced for timely identification and mitigation of risks. A phased implementation with clear accountability and real-time monitoring ensures effectiveness and adaptability to changing global environments.

2.

Market Positioning Control

The Marketing Department submits a Market Research Report every quarter for management review to adjust market positioning and product strategies. The report covers consumer preferences, competitor product strategies, and industry technology trends, strengthening market research to reduce competitive risks.

3.

Product Iteration Control

The Company has established a Product Lifecycle Management Mechanism. Products with sales declines ≥10% for two consecutive years undergo iteration evaluation led jointly by R&D, Marketing, and Sales. Iteration plans are defined with development cycles, budgets, and target markets. New products must pass a pilot sales period of three months with ≥80% customer satisfaction before mass production, ensuring alignment with market demand.

4.

Investment Decision Control

Major projects (M&A, restructuring, investments) require a Feasibility Study by a dedicated M&A team, Finance, and Legal. This includes market analysis, ROI assessment (≥8% to proceed), risk evaluation, and legal compliance review. Only after management approval can projects proceed.

○	M&A Tracking: Monthly project progress monitoring (funding, milestones). Finance assesses investment returns monthly. If delays exceed 20% or ROI falls below 50% of expectations, a project review is triggered. If no improvement follows corrective actions, the project will be terminated or divested to minimize losses.

5.	Human Resources Risk Control

○	Retention of Key Technical Staff: Competitive compensation and equity incentives, career development opportunities, training, and stronger corporate culture reduce turnover risk.

○	Employee Skills Enhancement: Ongoing training and employee handbooks ensure skills remain aligned with business needs.

Control Activities. Control activities cover all business processes, including procurement, inventory, cash management, sales, and cost control. Controls ensure consistency among physical goods, invoices, and cash flows. Authorization, verification, review, performance evaluation, asset security, and segregation of duties are enforced, ensuring management directives are properly implemented.

The Company continues to improve its internal control system, covering budgeting, procurement, asset management, credit control, internal audits, and cost accounting. Comprehensive internal control policies have been prepared, including procurement controls, inventory management, and anti-fraud guidelines.

1.	The Internal Control Department organizes all departments to participate in budget preparation and execution. Annual budgets cover funding, assets, projects, revenues, and costs, subject to strict approval by the Finance Department, CEO, and Board Chair. Monthly rolling budgets are applied, and execution results analyzed by the Financial Control Center. Each quarter, trial balance reviews are conducted with U.S. Certified Public Accountants (CPAs) after their review or audit.

2.	The Company provides quarterly summaries of internal control and audit reports to the Audit Committee and focused on the

3.	closer collaboration between internal and external legal teams that, the management believers, proactively reduces risk.

IV. Monitoring and Supervision

According to COSO’s Internal Control—Integrated Framework, monitoring is the ongoing evaluation of control effectiveness, timely identification and correction of deficiencies, and ensuring controls adapt to organizational goals and changing environments.

During the reporting period, the Company established coordination between the Internal Control Department and Legal Department. Mechanisms included interviews with department heads, addressing identified risk areas, and ensuring corrective measures. However, due to limited staffing, continuous monitoring of daily operations was not performed, preventing timely identification and correction of deficiencies.

V. Remediation Measures

1.	Independent Internal Audit: Conduct at least one internal audit-led independent evaluation annually, covering high-risk areas and follow-up on prior issues.

2.	Tracking Register: Maintain a log of issues, corrective measures, responsible persons, timelines, and validation results, with periodic reporting to the Audit Committee.

3.	Senior Management Involvement: Establish quarterly Internal Control Remediation Meetings led by the Chairman or CEO to review progress, reinforcing top-level oversight.

4.	Enhancing Internal Audit Capacity: Increase internal audit staffing and provide specialized training (COSO framework, data analytics, fraud detection) to strengthen supervision.

5.	Link to Performance Evaluation: Incorporate “Internal Control Monitoring Results” into performance evaluations of departments and employees, making compliance execution a key performance indicator.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Zhixin Liu	39	Chairman of the Board, CEO, President & Secretary
Mingzhou Sun	56	Chief Financial Officer
Fu Liu	60	Director
Yijin Chen	56	Independent Director
Stephen (Chun Kwok) Wong	43	Independent Director
Yan Yang	55	Independent Director

Biographical Information

Ms. Zhixin Liu. Ms. Liu has served as our director, Chairman of the Board, Chief Executive Officer since 2015. Prior to founding Shuhai Beijing in February of 2015, from February 2012 to January 2015, Ms. Liu also worked as the General Manager of Harbin Jinfenglvyuan Bio-Technology Co., Ltd. where she was responsible for implementing the Company’s annual work plan, financial budget report, profit distribution, utilization plan, conducting the daily management of the Company, and signing agreements on behalf of the Company. From January 2011 to February 2012, Ms. Liu worked as a board director in Beijing Jinyajianguo Refrigeration Plants Manufacturing Co., Ltd., a private company. Ms. Liu had business administration courses at China Agricultural University. Ms. Liu obtained MBA of Universidad Rovira i Virgili Instituto de Gestión Empresarial y Management (IGEMA) in 2023. As our President and Chief Executive Officer, Ms. Liu brings to the Board an intimate understanding of the industry and our operations. We believe Ms. Liu’s experience qualifies her to serve on our Board of Directors.

Ms. Mingzhou Sun. Ms. Sun was appointed as our Chief Financial Officer of the Company on August 1, 2021. She signed a Rehire after retirement agreement with the company on April 1 2024, and term of the agreement is three years, from April 1 2024 to March 31 2027. She has over 20 years of experience in the accounting and auditing industry. Since September 2019, Ms. Sun has been serving as the accounting director of the Company, being responsible for preparing the Company’s accounting documents in connection with the Company’s registration statements and periodic reports filed with the U.S. Securities and Exchange Commission in the past. From March 2018 to September 2019, Ms. Sun was a partner at Beijing Mingye Accounting Firm, where she helped her clients establish the internal financial control system, analyze national tax policies and issue various tax related reports. From July 2012 to January 2018, Ms. Sun served as Vice President and Chief Financial Officer at Sun Seven Star Investment Group. From March 2008 to June 2011, she served as Chief Financial Officer at Golden State Holding Group (USA). Prior to that, Ms. Sun also served as the financial director and manager at various companies. Ms. Sun is a registered CPA and Certified Public Valuer in China. She also holds a level 2 certificate of the Association of Chartered Certified Accountants. Ms. Sun received her Bachelor degree in Accounting from Renmin University of China in 1991.

Mr. Fu Liu. Mr. Liu has served as a member of our Board of Directors and our Corporate Secretary since 2015. Mr. Liu has served as the Chairman of the Board of Directors of Shuhai Beijing since February 2015. Prior to his service on the board of Shuhai Beijing, from February 2012 to January 2015, Mr. Liu served as the Chairman of Board of Directors of Harbin Jinfenglvyuan Bio-Technology Co. Ltd. From January 2011 to January 2015, he served as a director of Beijing Jinyajianguo Refrigeration Equipment Co., Ltd. Prior to that, Mr. Liu was the director of Kedong County Rural Economic Management Office in Qiqihar City in Heilongjiang Province from January 2005 to January 2012. Mr. Liu studied accounting at Heilongjiang Institute of Finance and Economics in June 1987 and completed legal studies at the CPC Party School Heilongjiang Provincial Committee in 1989. Among other qualifications, Mr. Liu brings to the Board extensive knowledge of our business, relevant executive officer experience as well as governmental and political expertise. We believe Mr. Liu’s experience qualifies him to serve on our Board of Directors.

Ms. Yijin Chen. Ms. Chen has served as a member of our Board of Directors since May 2025. She has over 20 years of professional experience in investment banking, particularly in equity financing and mergers and acquisitions of listed companies. From 2008 to 2023, Ms. Chen held several senior management positions at Great Wall Securities Co., Ltd., including Head of Internal Review, Deputy General Manager of Quality Control in the Investment Banking Division, and Deputy General Manager of the Investment Banking Business Management Department. From 2006 to 2007, she worked at Guosheng Securities Co., Ltd. as Manager of the Quality Control and Marketing Department in the Investment Banking Division. From 1996 to 2006, she served at China Sci-Tech Securities Co., Ltd. in the Investment Banking Division, where she held positions including Project Manager, Assistant General Manager, and Deputy General Manager. Earlier, from 1991 to 1996, she worked in the Planning and Finance Department at Shenyang Photosensitive Chemical Research Institute. Ms. Chen earned her Bachelor’s degree in Industrial Engineering Management from Shenyang University of Technology in 1991, and subsequently pursued advanced studies in legal foundations and accounting at China University of Political Science and Law and Renmin University of China. We believe that Ms. Chen’s extensive professional experience qualifies her to serve as our director. We also believe that her accumulated expertise in the capital markets will provide valuable contributions to the Board and its committees.

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

Family Relationships

Except for Mr. Liu, our director, who is the father of Ms. Liu, our Chairman, Chief Executive Officer, there are no family relationships among any of our directors or executive officers

The Board and Committees

Our board of directors consists of five directors. When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and standing committees. We have established three committees under the board of directors: an Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee. We have adopted a charter for each of the three committees.

Our Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee compliy with the listing requirements of the Nasdaq Marketplace Rules. At least one member of the Audit Committee is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and each member is “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules. Our board has determined that Stephen Wong meets those requirements.

Audit Committee

Stephen Wong, Yijin Chen and Yan Yang are the members of our Audit Committee and Stephen Wong serves as the chairperson. All members of our Audit Committee meet the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

Compensation Committee

Yan Yang, Stephen Wong and Yijin Chen are the members of our Compensation Committee and Yan Yang is the chairperson. All members of our Compensation Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Compensation Committee. In accordance with the Compensation Committee’s Charter, the Compensation Committee shall be responsible for overseeing and making recommendations to the Board of Directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee’s Charter can be accessed at http://www.dataseainc.com/.

Nomination and Corporate Governance Committee

Yijin Chen, Yan Yang and Stephen Wong are the members of our Nomination and Corporate Governance Committee and Yijin Chen serves as the chairperson. All members of our Nomination and Corporate Governance Committee are qualified as independent under the current definition promulgated by NASDAQ. The board adopted and approved a charter for the Nomination and Corporate Governance Committee prior to consummation of our initial listing on Nasdaq, which can be accessed at http://www.dataseainc.com/. In accordance with the Nomination and Corporate Governance Committee’s Charter, the Nomination and Corporate Governance Committee shall be responsible to identity and propose new potential director nominees to the Board of Directors for consideration and review our corporate governance policies.

Independence of the Board

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, our board has determined that Stephen Wong, Yijin Chen, and Yang Yan do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq.

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

Code of Conduct and Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with Nasdaq listing rules and the SEC. A copy of the code is posted on our website, www.dataseainc.com and will be provided without charge upon request to us at our principal executive office. In addition, we post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

Insider Trading Policy

Our insider trading policy, which is filed as exhibit to this Annual Report governs the purchase, sale, trade, and other dispositions of our securities by our officers, directors, related parties, and employees, to promote compliance with the insider trading laws, rules and regulations, and applicable Nasdaq listing standards.

Delinquent  Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders (“Reporting Persons”) are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such reports and representations received from the Reporting Persons, we believe that during the year ended June 30, 2025, all Reporting Persons filed all such reports timely, except for Zhixin Liu and Fu Liu who filed their Forms 4 late.

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

Item 11. Executive Compensation.

Clawback Policy

Following the SEC’s approval of Nasdaq’s proposed clawback listing standards, under Rule 10D-1, which directed companies to adopt and comply with a written clawback policy, to disclose and file the policy as an exhibit to its annual report, we adopted a clawback policy on November 30, 2023.

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to the executive officers of the Company in all capacities for our fiscal years ended June 30, 2025 and 2024, respectively, for (i) each person serving as our principal executive officer (“PEO”), (ii) each person serving as our principal financial officer (“PFO”) and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000 (collectively with the PEO, referred to as the “named executive officers” in this Executive Compensation section).

Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Ms. Zhixin Liu (1)	2025	$41,900		653,996.00			$695,896.00
Chairman, CEO	2024	$42,061	—	944,738.50	—	—	$986,799.50
Mingzhou Sun	2025	$33,324					$33,324
CFO	2024	$33,452					$33,452

(1)	Starting from January 1, 2023, Ms.Liu’s monthly salary was adjusted to RMB100,000 (about $14,406).

Ms. Zhixin Liu receives fifteen thousand (15,000) shares of the Company’s common stock each month, starting from February 1, 2024, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

Option Grants in Last Fiscal Year

There were no options granted to our executive officers in the fiscal year ended June 30, 2025. The Company has no material policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company.

Employment Agreements

The Company does not have any written employment agreements with its officers other than the agreement described below.

Employment Contract – Zhixin Liu

We entered into an employment agreement with Ms. Zhixin Liu on February 11, 2021, pursuant to which she serves as our Chief Executive Officer until February 10, 2024, After the expiration of this agreement, it has been renewed until February 10, 2027 and receives a base monthly salary of RMB 20,000 (approximately $3,011), Ms. Liu is also eligible to receive bonuses, transport allowances and housing allowances. From January 1, 2023, the basic monthly salary of RMB 25,000 (approximately $3,601). Ms Liu is also eligible for bonuses, transport allowances and housing subsidies. Ms. Liu’s for annual compensation of RMB 1,200,000 (approximately $172,873) The employment agreement and its amendment may be terminated in accordance with the provisions of PRC Labor Law. The employment agreement also contains other customary terms under PRC law.

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

On April 1, 2024, Ms. Sun signed a new employment agreement with the Company that has the term of three years, from April 1 2024 to March 31 2027.

Compensation Clawback Disclosures

None.

Director Compensation

The following table shows for the fiscal year ended June 30, 2025, certain information with respect to the compensation of our directors.

Fiscal Year 2025 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Zhixin Liu*	—	—	—	—
Fu Liu	33,520	486,096	—	519,616
Yijin Chen	1,400	2,600		4,000
Stephen (Chun Kwok) Wong	8,380	—	—	8,380
YanYang	—	—	—	—

*	Ms. Liu, our Chief Executive Officer, is also the chair of our Board but does not receive any additional compensation for her service as a director. See the section titled “Executive Compensation” for more information regarding the compensation of Ms. Liu.

*

Mr. Liu Fu, our Director and CO-Founder, is also the chairman of Shuhai Beijing, $33,520 is the total salary in cash which is received for his work and position of year 2025. The annual package is RMB 1,200,000 ($167,600). According to the agreement between Fu Liu and Datasea Inc., the Company grants to Mr. Liu ten thousand (10,000) shares of the Company’s common stock each month, starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

On June 12, 2024 the Compensation Committee adopted resolutions, pursuant to which the Company grants Mr. Fu Liu10,000 shares of the Company’s common stock each month, starting from February 1, 2024, payable quarterly with the aggregate number of shares for each quarter being issuable on the first day of the quarter at a per share price of the closing price of the day prior to the issuance and being vested immediately with the undertaking from the grantee not to divest in the six (6) months after the issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 24, 2025 by our officers, directors and 5% or greater beneficial owners of common stock.

The beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws.

Name and Address of Beneficial Owner (2)	Number of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)

Directors and Executive Officers:
Zhixin Liu (4)	2,229,816	27.01%
Fu Liu (3)	2,222,634	26.92%
Mingzhou Sun	1	0.00%
Yijin Chen	2,010	0.02%
Stephen (Chun Kwok) Wong	667	0.01%
Yan Yang	667	0.01%

All officers and directors as a group (six persons)	4,455,795	53.97%

(1)	The percentage of shares of common stock beneficially owned is based on 8,256,816 shares of common stock outstanding as of September 24, 2025.

(2)	Unless otherwise indicated, the address of our directors, officers and other shareholders disclosed above is Room 302-5，Building C, Gemdale Viseen International Center, No.5 Shengfang Road, Daxing District, Beijing, People’s Republic of China, 102628.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In May 2023, our CEO, Liu Zhixin, signed an office lease agreement with Heilongjiang Xunrui Technology Co., Ltd., a subsidiary of the VIE, for a period of one year from May 1, 2023 to April 30, 2024, at an annual rent of RMB 282,852.00 (USD 40,756). Then the agreement was renewed from May 1, 2024 to April 30, 2025, with the annual rental of RMB 282,852.00 (USD 39,688.50).

In July 2023, our CEO, Liu Zhixin, entered into two car rental agreements with Tianjin Information Sea Information Technology Co., LTD., one of which was for 12 months from July 1, 2023 to June 30, 2024, with a monthly rental of RMB 18,000 (USD 2,593) and an annual rental of RMB 216,000 (USD 31,123). The Car Rental Agreement was renewed on July 1, 2024 for the period from July 1, 2024 to June 30, 2025, with a monthly rent of RMB18,000 ($2,787) and a total amount of RMB216,000 ($33,451).The other agreement is for 12 months from July 01, 2023 to June 30, 2024, with a monthly rent of RMB20,000 (US $2,881) and an annual rent of RMB240,000 ($34,582).This Car Rental Agreement was also renewed on July 1, 2024 for the period from July 1, 2024 to June 30, 2025, with a monthly rent of RMB20,000 ($2,806.31) and a total amount of RMB240,000 ($33,675.70).

On December 10, 2024, the company and CEO, Liu Zhixin, signed a supplementary agreement for vehicle rental. Both parties decided to waive the rental fees totaling RMB 1,584,000 ($221,232.14) which was stipulated in the 8 vehicle rental agreements signed between January 1, 2020 and July 1, 2024.

On September 10, 2024, , the Company and CEO, Liu Zhixin, signed a communication letter regarding rent reduction, adjusting the rent from May 1, 2022, to April 30, 2025, to RMB 50,000 per year. Subsequently, a total of RMB 150,000 for this rent was paid on June 24, 2025.

In April 30,2025, our CEO, Liu Zhixin, signed an office lease agreement with Heilongjiang Xunrui Technology Co., Ltd. for a period of one year from May 1, 2025 to April 30, 2026, at an annual rent of RMB 50,000.00 (USD 6,983.34).

As of June 30, 2025, the Company had balances due to related parties of $1,163.89 for lease house fee.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our previous independent registered public accounting firm, Kreit & Chiu CPA LLP (formerly Paris Kreit & Chiu CPA’s LLC) for the fiscal years ended June 30, 2025 and 2024, respectively, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2025	2024
Audit Fees	$179,875	$151,200
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$179,875	$151,200

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms and has determined that their provision of such services to us during fiscal years ended June 30, 2024, and 2025 did not impair their independence.

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

(3) Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, dated October 29, 2015, by and among Datasea Inc., Shuhai Information Skill (HK) Limited, Zhixin Liu and Fu Liu, incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.1	Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on February 13, 2015.
3.2	First Amendment to Articles of Incorporation, dated May 27, 2015, incorporated herein by reference to Exhibit 3.1(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.3	Certificate of Change, dated November 12, 2015, incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on November 19, 2015.
3.4	Amended and Restated Bylaws, adopted on August 20, 2015, incorporated herein by reference to Exhibit 3.2(ii) of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
3.5	Certificate of Amendment to Articles of Incorporation of Datasea Inc., incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on April 20, 2018.
4.1	Form of Underwriter’s Warrant, incorporated herein by reference to Exhibit 4.1 of the S-1/A filed on October 16, 2018.
4.2	Description of Our Common Stock, incorporated herein by reference to our Registration Statement on Form 8-A, dated and filed with the SEC on December 18, 2018.
10.1	Operation and Intellectual Property Service Agreement, dated October 20, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.2 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.2	Shareholder’s Voting Rights Entrustment Agreement, dated October 27, 2015, by and among Tianjin Information Sea Information Technology Co., Ltd. and Shuhai Information Technology Co. Ltd., Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.3 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.3	Option Agreement, dated October 27, 2015, by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.4 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.4	Equity Pledge Agreement, dated October 27, 2015 by and between Tianjin Information Sea Information Technology Co., Ltd. and Fu Liu and Zhixin Liu, incorporated herein by reference to Exhibit 10.5 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.5	Employment Agreement, dated February 11, 2015 by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu, incorporated herein by reference to Exhibit 10.6 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.6	Translation of the Amendment to the Employment Agreement by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu dated January 1, 2017, incorporated herein by reference to Exhibit 10.6 of the S-1/A filed on January 31, 2018.
10.7	Wireless Internet Access In Public Places Security Management and Control Systems Feature Collection Equipment Purchase Contract, dated January 8, 2016, by and between Shuhai Information Technology Co., Ltd. and Daqing City Public Security Bureau, incorporated herein by reference to Exhibit 10.7 of the Post-Effective Amendment No. 1 to Form S-1 filed on February 10, 2016.
10.8	The 2018 Equity Incentive Plan of Datasea Inc., incorporated herein by reference to Exhibit 10.14 of the Form 10-K for the year ended June 30, 2018 filed on September 13, 2018.
10.9	Form of Indemnification Escrow Agreement, incorporated herein by reference to Exhibit 10.9 of the S-1/A filed on October 16, 2018.
10.10	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.10 of the S-1/A filed on January 31, 2018.
10.11	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Zhuozhou City Changning Property Service Co., Ltd. dated December 29, 2017, incorporated herein by reference to Exhibit 10.11 of the S-1/A filed on January 31, 2018.
10.12	Translation of the Lease Agreement by and between Shuhai Information Technology Co., Ltd. and Beijing Chang Ning Machinery Electric Science and Technology Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.12 of the S-1/A filed on January 31, 2018.
10.13	Translation of the Building Property Management Contract by and between Shuhai Information Technology Co., Ltd. and Beijing Changning Property Service Co., Ltd. dated December 8, 2016, incorporated herein by reference to Exhibit 10.13 of the S-1/A filed on January 31, 2018.
10.14	Employment Agreement, dated February 11, 2018, by and between Shuhai Information Technology Co., Ltd. and Ms. Zhixin Liu., incorporated herein by reference to Exhibit 10.14 of the S-1/A filed on April 5, 2018.

10.15	Translation of the Banking Service Direct Sales Cooperation Agreement Between China Minsheng Bank Co. and Shuhai Information Technology Co., Ltd. dated March 15, 2018, incorporated herein by reference to Exhibit 10.15 of the S-1/A filed on April 5, 2018.
10.16	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.18 of the S-1/A filed on October 16, 2018.
10.17	Translation of the Lease Agreement, dated July 30, 2019, by and between Shuhai Information Technology Co., Ltd. and Beijing Kaipeng Technology Co., Ltd., incorporated herein by reference to Exhibit 10.18 of the 10-K filed on October 15, 2019.
10.18	English Translation of the Lease Agreement, dated August 11, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Shenzhen Lvjing Real Estate Development Co., Ltd. incorporated herein by reference to Exhibit 10.18 of the Form 10-K filed on September 28, 2021.
10.19	English Translation of the Lease Agreement, dated August 26, 2020, by and between Tianjin Information Sea Information Technology Co., Ltd. and Hangzhou Zhexin Information Technology Co., LTD incorporated herein by reference to Exhibit 10.19 of the Form 10-K filed on September 28, 2021.
10.20	English Translation of the Supplementary Lease Agreement, dated January 14, 2021, by and among Tianjin Information Sea Information Technology Co., Ltd., Hangzhou Zhexin Information Technology Co., LTD and Hangzhou Shuhai Zhangxun Information Technology Co., Ltd. incorporated herein by reference to Exhibit 10.20 of the Form 10-K filed on September 28, 2021.
10.21	Common Stock Purchase Agreement, dated October 22, 2020, by and between Datasea, Inc. and Triton Funds LP, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on October 23, 2020.
10.22	Form of Securities Purchase Agreement in connection with the registered direct offering closed on July 22, 2021, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on July 22, 2021.
10.23	Placement Agency Agreement, dated July 20, 2021, by and between Datasea, Inc. and FT Global Capital, Inc., incorporated herein by reference to Exhibit 10.2 of the 8-K filed on July 22, 2021
10.24	English Translation of the Employment Agreement, dated August 1, 2021, by and between Datasea, Inc. and Mingzhou Sun, incorporated herein by reference to Exhibit 10.1 of the 8-K filed on August 4, 2021.
10.25	Amendment No. 1 to Datasea Inc. 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 10.1 of the 8-K filed on May 2, 2022.
10.26	English Translation of the Office Purchase Agreement dated May 16, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on May 22, 2023.
10.27	Amendment No. 2 to Datasea Inc.’s 2018 Equity Incentive Plan dated March 18, 2022 incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on June 20, 2023.
10.28	Securities Purchase Agreement, dated August 1, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 7, 2023.
10.29	Securities Purchase Agreement, dated August 1, 2023, incorporated herein by reference to Exhibit 10.2 of the Form 8-K filed on August 7, 2023.
10.30	Securities Purchase Agreement, dated August 15, 2023, incorporated herein by reference to Exhibit 10.1 of the Form 8-K filed on August 16, 2023.
10.31	Underwriting Agreement, dated September 11, 2023, by and between the Company and EF Hutton, incorporated herein by reference to Exhibit 1.1 of the Form 8-K filed on September 12, 2023.
10.32	English translation of the Supplementary Agreement to the Subscription Agreement dated September 10, 2023, incorporated herein by reference to Exhibit 99.1 of the Form 8-K filed on September 14, 2023.
10.33	Form of Securities Purchase Agreement dated as of July 2, 2024, incorporated herein by reference to Exhibit 10.33 to the Form 8-K filed on July 2, 2024.
10.34	Form of Pre-Funded Warrant, incorporated herein by reference to Exhibit 10.34 to the Form 8-K filed on July 2, 2024.
10.35	Placement Agency Agreement dated July 2024 between Datasea Inc. and EF Hutton LLC, incorporated herein by reference to Exhibit 10.35 to the Form 8-K filed on July 2, 2024.
10.36	Form of Subscription Agreement dated as of September 27, 2024, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 27, 2024.
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 of the S-1/A filed on October 16, 2018.
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 on Form 10-K for 2024, filed on September 26, 2024.
31.1*	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2*	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97	Incentive Compensation Recovery Policy, incorporated by reference to exhibit 97 to the annual report on form 10-K, filed on September 26, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATASEA INC.

Date: September 26, 2025	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhixin Liu	Chief Executive Officer,	September 26, 2025
Zhixin Liu	President, Corporate Secretary and Chair of the Board

/s/ Mingzhou Sun	Chief Financial Officer	September 26, 2025
Mingzhou Sun	(Principal Accounting and Financial Officer)

/s/ Fu Liu	Director	September 26, 2025
Fu Liu

/s/ Yijin Chen	Independent Director	September 26, 2025
Yijin Chen

/s/ Yan Yang	Independent Director	September 26, 2025
Yan Yang

/s/ Stephen (Chun Kwok) Wong	Independent Director	September 26, 2025
Stephen (Chun Kwok) Wong

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Datasea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datasea Inc. and its subsidiaries (the “Company”) as of June 30, 2025, and 2024 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and 2024 and the results of its operations and its cash flows for each of the two years ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty – See Also Critical Audit Matters Section Below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Datasea Inc. and its subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

For the years ended June 30, 2025, and 2024, the Company had a net loss of approximately $5.09 million and $11.38 million, respectively. The Company had an accumulated deficit of approximately $44.53 million as of June 30, 2025, and negative cash flow from operating activities of approximately $2.37 million and $6.40 million for the years ended June 30, 2025, and 2024, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures to address this matter were to obtain cash flow forecast from the Company, evaluate the reasonableness of the forecast, and test the receipt of cash subsequent to June 30, 2025. Based on the above procedures, we concluded substantial doubt remains about the entity’s ability to continue as a going concern.

Impairment of Intangible Assets- Refer to Note 2 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s intangible assets include patents of approximately $2.99 million as of June 30, 2025. Management’s evaluation of impairment of intangible assets involves significant judgment, including assumptions about future cash flows, discount rates, and commercialization timelines.

We identified the impairment of intangible assets as a critical audit matter due to the subjectivity of management’s judgments and the high degree of estimation uncertainty.

How the Critical Audit Matter was Addressed in the Audit

Our principal procedures included evaluating the reasonableness of management’s cashflow forecast including key assumptions used by comparing to subsequent sales of related products. We also tested management’s application of capitalization criteria through inspection of supporting documentation.

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

September 26, 2025

PCAOB Firm ID: 6651

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	JUNE 30, 2024

ASSETS
CURRENT ASSETS
Cash	$620,807	$181,262
Accounts receivable	1,374,180	718,546
Inventory, net	206,610	153,583
Value-added tax prepayment	137,025	107,545
Prepaid expenses and other current assets	583,650	1,486,956
Total current assets	2,922,272	2,647,892

NONCURRENT ASSETS
Property and equipment, net	25,560	48,466
Intangible assets, net	3,495,984	546,001
Right-of-use assets, net	292,065	49,345
Total noncurrent assets	3,813,609	643,812

TOTAL ASSETS	$6,735,881	$3,291,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$420,038	$1,075,641
Unearned revenue	150,088	49,239
Accrued expenses and other payables	547,706	596,714
Due to related parties	6,126	654,560
Operating lease liabilities	128,525	53,530
Bank loan payable	2,374,767	1,170,298
Total current liabilities	3,627,250	3,599,982

NONCURRENT LIABILITIES
Operating lease liabilities	166,436	-
Total noncurrent liabilities	166,436	-

TOTAL LIABILITIES	3,793,686	3,599,982

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 25,000,000 shares authorized, 8,128,127 and 3,589,620 shares issued and outstanding as of June 30, 2025 and 2024 , respectively	8,128	3,589
Additional paid-in capital	47,331,510	38,957,780
Accumulated comprehensive income	138,586	242,208
Accumulated deficit	(44,526,016)	(39,440,322)
TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	2,952,208	(236,745)

Noncontrolling interest	(10,013)	(71,533)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,942,195	(308,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,735,881	$3,291,704

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED JUNE 30,
	2025	2024

Revenues	$71,616,820	$23,975,867
Cost of revenues	69,172,872	23,501,762

Gross profit	2,443,948	474,105

Operating expenses
Selling	1,980,224	3,279,627
General and administrative	4,703,443	8,960,523
Research and development	914,996	359,342

Total operating expenses	7,598,663	12,599,492

Loss from operations	(5,154,715)	(12,125,387)

Non-operating income (expenses)
Other income (expenses), net	70,169	(97,893)
Interest income	5,016	1,975

Total non-operating income (expenses), net	75,185	(95,918)

Loss before income tax	(5,079,530)	(12,221,305)

Income tax	6,596	-

Loss before noncontrolling interest from continuing operations	(5,086,126)	(12,221,305)
Income before noncontrolling interest from discontinued operations	-	833,546

Less: loss attributable to noncontrolling interest from continuing operations	(432)	(10,695)
Less: loss attributable to noncontrolling interest from discontinued operations		-

Net loss attribute to noncontrolling interest	(432)	(10,695)

Net loss to the Company from continuing operations	(5,085,694)	(12,210,610)
Net income to the Company from discontinued operations	-	833,546

Net loss to the Company	(5,085,694)	(11,377,064)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(103,622)	(151,044)
Foreign currency translation gain attributable to noncontrolling interest	60,588	10

Comprehensive loss attributable to the Company	$(5,189,316)	$(11,528,108)

Comprehensive income attributable to noncontrolling interest	$60,156	$(10,685)

Basic and diluted net loss per share	$(0.77)	$(4.38)

Weighted average shares used for computing basic and diluted loss per share *	6,610,842	2,597,077

*	retroactively reflect 1-for-15 reverse stock split effective on January 19, 2024

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive		Noncontrolling
	Shares	Amount	capital	deficit	income	Total	interest

Balance at July 1, 2023	1,889,315	$1,889	$24,148,868	$(28,063,258)	$393,252	$(3,519,249)	$(60,848)

Net loss	-	-	-	(11,377,064)	-	(11,377,064)	(10,695)

Issuance of common stock for equity financing	685,940	686	8,060,600	-	-	8,061,286	-

Shares issued for stock compensation expense	912,221	912	6,388,816	-	-	6,389,728	-

Shares issued for paying officers’ accrued salary and bonus	102,144	102	359,496			359,598

Foreign currency translation loss	-	-	-	-	(151,044)	(151,044)	10

Balance at June 30, 2024	3,589,620	3,589	38,957,780	(39,440,322)	242,208	(236,745)	(71,533)

Net loss	-	-	-	(5,085,694)	-	(5,085,694)	(432)

Noncontrolling interest disposal at closure of the entity	-	-	-	-	-	-	1,391

Issuance of common stock for equity financing	692,308	693	1,958,059	-	-	1,958,752	-

Issuance of common stock for equity financing - related parties	1,932,224	1,932	3,978,449	-	-	3,980,381	-

Shares issued for stock compensation expense	661,978	662	1,698,119	-	-	1,698,781	-

Shares issued for purchase of intangible assets from the Company’s major shareholders	1,167,253	1,167	(1,167)	-	-	-	-

Forgiveness of debt by shareholders			546,293	-	-	546,293	-

Shares issued for paying officers’ accrued salary and bonus	84,744	85	193,977	-	-	194,062	-

Foreign currency translation gain	-	-	-	-	(103,622)	(103,622)	60,561

Balance at June 30, 2025	8,128,127	$8,128	$47,331,510	$(44,526,016)	$138,586	$2,952,208	$(10,013)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JUNE 30,
	2025	2024

Cash flows from operating activities:
Loss including noncontrolling interest	$(5,086,126)	$(11,387,759)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Gain on disposal of subsidiary	-	(833,546)
Bad debt expense	18,855	-
Inventory impairment	99,478	-
Depreciation and amortization	1,139,264	494,480
Loss on disposal of fixed assets	17,196	2,979
Operating lease expense	136,506	167,969
Investment loss		56,081
Loan forgiveness by shareholder	105,356	-
Stock compensation expense	1,892,842	6,749,326
Changes in assets and liabilities:
Accounts receivable	(658,711)	(717,220)
Inventory	(153,179)	91,076
Value-added tax prepayment	(29,953)	(51,078)
Prepaid expenses and other current assets	877,711	(810,421)
Accounts payable	(651,887)	597,744
Unearned revenue	101,051	(472,584)
Accrued expenses and other payables	(45,306)	(108,736)
Payment on operating lease liabilities	(137,777)	(177,194)

Net cash used in operating activities	(2,374,680)	(6,398,883)

Cash flows from investing activities:
Acquisition of property and equipment	(8,129)	(6,868)
Acquisition of intangible assets	(4,077,068)	(161,054)
Cash disposed due to disposal of subsidiary	-	(35)

Net cash used in investing activities	(4,085,197)	(167,957)

Cash flows from financing activities:
Proceeds from (repayment to) related parties	(203,218)	360,804
Proceeds from loan payables	2,374,350	-
Repayment of loan payables	(1,164,895)	(1,582,513)
Net proceeds from issuance of common stock	5,939,133	8,061,286

Net cash provided by financing activities	6,945,370	6,839,577

Effect of exchange rate changes on cash	(45,948)	(111,203)

Net increase in cash	439,545	161,534

Cash, beginning of period	181,262	19,728

Cash, end of period	$620,807	$181,262

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,213	$20,516
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$356,046	$125,280
Transfer of debt owing to the Company’s’ CEO to Mr. Wanli Kuai	$-	$730,163
Shares issued for paying officers’ accrued salary and bonus	$194,062	$359,496
Loan forgiveness by shareholder	$546,293	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended June 30, 2025 and 2024, the Company had a net loss of approximately $5.09 million and $11.38 million, respectively. The Company had an accumulated deficit of approximately $44.53 million as of June 30, 2025, and negative cash flow from operating activities of approximately $2.37 million and $6.40 million for the years ended June 30, 2025 and 2024, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information Sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of June 30, 2025.

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

As of this report date, there were no dividends paid from the VIE to the U.S. parent company or the shareholders of the Company. There has been no change in facts and circumstances to consolidate the VIE. The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of June 30, 2025 and 2024, and for the years ended June 30, 2025 and 2024, respectively.

Condensed Consolidating Statements of Operation Information:

	Year Ended June 30, 2025
	Parent	Subsidiaries	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$-	$71,616,820		$71,616,820
Revenue-Parent provide service to WOFE	99,200				(99,200)	-
Revenue-Parent provide service to VIE	154,200				(154,200)	-
Revenue - WOFE’s provide service to VIE			1,350,560		(1,350,560)	-
Revenue - VIE purchase materials from WOFE			121,072		(121,072)	-
Revenue - from VIE’s label that is used by WOFE				926,286	(926,286)	-
Revenue - WOFE purchase materials from VIE				400	(400)
						-
Cost of Revenue - third parties			90,763	69,082,109		69,172,872
COST - VIE purchase materials from WOFE			400		(400)	-
COST - WOFE purchase materials from VIE			-	121,072	(121,072)	-
					-	-
Gross profit	253,400	-	1,380,469	3,340,325	(2,530,246)	2,443,948

Operating expenses	2,391,610	130,465	2,410,541	2,666,047		7,598,663
Operating expenses-VIE cost that was purchased from WOFE				1,350,560	(1,350,560)	-
Operating expenses-WOFE cost that was purchased from VIE			926,286		(926,286)	-
Operating expenses-WOFE cost that service provided by Parent			100,641		(100,641)	-
Operating expenses-VIE cost that service provided by Parent				155,799	(155,799)	-
Loss from operations	(2,138,210)	(130,465)	(2,056,999)	(832,081)	3,040	(5,154,715)
Other income (expenses), net	2,533	(5)	119,757	(47,100)		75,185
Income tax expense				6,596		6,596
Loss before noncontrolling interest	(2,135,677)	(130,470)	(1,937,242)	(885,777)	3,040	(5,086,126)
Less: loss attributable to noncontrolling interest				(432)		(432)
Net loss to the Company from continuing operation	(2,135,677)	(130,470)	(1,937,242)	(885,345)	3,040	(5,085,694)

	Year Ended June 30, 2024
	Parent	Subsidiaries	WOFE	VIE	Elimination	Consolidated
Revenue - third parties	$-	$-	$69,541	$23,906,326		$23,975,867
Revenue-Parent provided service to WOFE	275,100				(275,100)	-
Revenue-Parent provided service to VIE	143,600				(143,600)	-
Revenue - WOFE provided service to VIE			489,386		(489,386)	-
Revenue - VIE purchased materials from WOFE			57,082		(57,082)
Revenue - from VIE’s label that was used by WOFE				264,533	(264,533)	-
Revenue - WOFE purchased materials from VIE				57,082	(57,082)
						-
Cost of Revenue - third parties			69,156	23,432,606		23,501,762
COST - VIE purchased materials from WOFE			57,082		(57,082)
COST - WOFE purchased materials from VIE			-	57,082	(57,082)
					-	-
Gross profit	418,700	-	489,771	738,253	(1,172,619)	474,105

Operating expenses	6,996,227	324,954	3,535,554	1,742,757		12,599,492
Operating expenses - VIE expenses, corresponding to services provided by WOFE				489,386	(489,386)	-
Operating expenses - WOFE expenses for using VIE’s label			264,533		(264,533)
Operating expenses – WOFE expenses, corresponding to services provided by Parent			278,862		(278,862)
Operating expenses - VIE expenses, corresponding to services provided by Parent				146,150	(146,150)	-
Loss from operations	(6,577,527)	(324,954)	(3,589,178)	(1,640,040)	6,312	(12,125,387)
Other income (expenses), net	(1,665)	(61)	3,108	(97,300)		(95,918)
Income tax expense						-
Loss before noncontrolling interest	(6,579,192)	(325,015)	(3,586,070)	(1,737,340)	6,312	(12,221,305)
Less: loss attributable to noncontrolling interest				(10,695)		(10,695)
Net loss to the Company	(6,579,192)	(325,015)	(3,586,070)	(1,726,645)	6,312	(12,210,610)

Condensed Consolidating Balance Sheets Information:

	As of June 30, 2025
	Parent	Subsidiaries	WOFE	VIE	Elimination	Consolidated

Cash	$24,488	$1,598	$14,481	$580,240		$620,807
Accounts receivable			789,095	585,085		1,374,180
Accounts receivable - VIE					-	-
Accounts receivable - WOFE				31,766	(31,766)
Inventory				206,610		206,610
Inventory - VIE						-
Inventory - WOFE				47,738	(47,738)	-
Value-added tax prepayment			22,088	114,937		137,025
Other receivables-Subsidiaries	32,515		2,666	2,417	(37,598)	-
Other receivables - VIE	993,088		14,187,221		(15,180,309)	-
Other receivables - WOFE	10,249,731			1,423,840	(11,673,571)	-
Other receivables - Parent		5,000			(5,000)
Other current assets			336,120	247,530	-	583,650

Total current assets	11,299,822	6,598	15,351,671	3,240,163	(26,975,982)	2,922,272

Property and equipment, net			6,920	18,640		25,560
Intangible assets, net			3,045,369	503,000	(52,385)	3,495,984
Right of use asset, net			7,720	284,345		292,065
Investment into subsidiaries	15,820,480				(15,820,480)	-
Investment into WOFE		13,949,894			(13,949,894)	-
Other non-current assets	-		-	-		-

Total non-current assets	15,820,480	13,949,894	3,060,009	805,985	(29,822,759)	3,813,609

Total Assets	$27,120,302	$13,956,492	$18,411,680	4,046,148	(56,798,741)	$6,735,881

Accounts payable	$260,700	2,500	$41,066	$115,772		$420,038
Accounts payable - VIE			31,766	-	(31,766)
Accounts payable - WOFE					-	-
Short term loan						-
Advance from customer			461	149,627		150,088
Accrued expense and other payable	750		1,117	804,862	(259,023)	547,706
Due to ralated parties			4,961	1,165		6,126
Lease liability			5,764	122,761		128,525
Loan payable			-	2,374,767		2,374,767
Other payables - Datasea		32,514	10,031,174	726,742	(10,790,430)	-
Other payables - Subsidiaries	5,000				(5,000)
Other payables - VIE		2,536	1,423,840		(1,426,376)	-
Other payables - WOFE		2,677		14,187,221	(14,189,898)	-
Other current liabilities						-

Total current liabilities	266,450	40,227	11,540,149	18,482,917	(26,702,493)	3,627,250
Lease liability - noncurrent				166,436		166,436
Long term loan			-			-

Total non-current liabilities	-	-	-	166,436	-	166,436

Total liabilities	266,450	40,227	11,540,149	18,649,353	(26,702,493)	3,793,686

Accumulated deficit	(15,519,912)	(1,904,215)	(11,652,066)	(15,363,739)	(86,084)	(44,526,016)
Other equity	42,373,764	15,820,480	18,523,597	760,534	(30,010,164)	47,468,211

Total equity	26,853,852	13,916,265	6,871,531	(14,603,205)	(30,096,248)	2,942,195

Total liabilities and stockholders’ equity	$27,120,302	$13,956,492	$18,411,680	$4,046,148	(56,798,741)	$6,735,881

	As of June 30, 2024
	Parent	Subsidiaries	WOFE	VIE	Elimination	Consolidated

Cash	$79,225	$1,249	$7,634	$93,154		$181,262
Accounts receivable				718,546		718,546
Accounts receivable - VIE			760,708		(760,708)	-
Accounts receivable - WOFE					-
Inventory			34,530	119,053		153,583
Inventory - VIE			-			-
Inventory - WOFE				41,147	(41,147)	-
Other receivables-Subsidiaries	5,015		832	2,427	(8,274)	-
Other receivables - VIE	475,223		12,971,457		(13,446,680)	-
Other receivables - WOFE	6,304,226			1,412,607	(7,716,833)	-
Other receivables - Parent		5,000			(5,000)
Other current assets	5,000	-	1,292,945	295,305	1,251	1,594,501

Total current assets	6,868,689	6,249	15,068,106	2,682,239	(21,977,391)	2,647,892

Property and equipment, net			17,532	30,934		48,466
Intangible assets, net		101,042	62,406	441,485	(58,932)	546,001
Right of use asset, net			38,300	11,045		49,345
Investment into subsidiaries	14,320,480				(14,320,480)	-
Investment into WOFE		12,450,340			(12,450,340)	-
Other non-current assets	-		-	-		-

Total non-current assets	14,320,480	12,551,382	118,238	483,464	(26,829,752)	643,812

Total Assets	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

Accounts payable	$262,385	2,500	$44,758	$765,998		$1,075,641
Accounts payable - VIE			-	-	-
Accounts payable - WOFE				760,708	(760,708)	-
Short term loan				1,170,298		1,170,298
Advance from customers			463	48,776		49,239
Accrued expenses and other payables	23,254		109,121	713,827	(249,488)	596,714
Lease liability			41,549	11,981		53,530
Loan payable			-			-
Other payables - Datasea		5,015	6,182,249	468,998	(6,656,262)	-
Other payables - Subsidiaries	5,000				(5,000)
Other payables - VIE		2,536	1,412,607		(1,415,143)	-
Other payables - WOFE		845		12,971,457	(12,972,302)	-
Other current liabilities	32,000		520,501	102,059		654,560

Total current liabilities	322,639	10,896	8,311,248	17,014,102	(22,058,903)	3,599,982

Accumulated deficit	(13,649,331)	(1,773,745)	(9,705,672)	(14,479,788)	168,214	(39,440,322)
Other equity	34,515,861	14,320,480	16,580,768	631,389	(26,916,454)	39,132,044

Total equity	20,866,530	12,546,735	6,875,096	(13,848,399)	(26,748,240)	(308,278)

Total liabilities and stockholders’ equity	$21,189,169	$12,557,631	$15,186,344	$3,165,703	(48,807,143)	$3,291,704

Condensed Consolidating Cash Flows Information:

	Year Ended June 30, 2025
	Parent	Subsidiaries	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$(258,984)	$(29,428)	$(186,960)	$(1,899,308)		$(2,374,680)
Net cash provided by/(used in) operating activities (WOFE to VIE)						-
						-
Net cash provided by/(used in) investing activities			(3,847,448)	(237,749)		(4,085,197)
Net cash provided by/(used in) investing activities (Parent to subsidiaries)	(1,500,000)				1,500,000	-
Net cash provided by/(used in) investing activities (Parent to WOFE)					-
Net cash provided by/(used in) investing activities (Subsidiaries to WOFE)		(1,499,554)	1,524,032		(24,478)	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(1,255,657)		1,255,657	-
Net cash provided by/(used in) investing activities (Parent to VIE)					-	-

Net cash provided by/(used in) financing activities	5,939,133		(102,795)	1,109,032		6,945,370
Net cash provided by/(used in) financing activities ( Parent to VIE )	(258,842)		3,875,709	259,782	(3,876,649)	-
Net cash provided by/(used in) financing activities ( Parent to subsidiaries)	(27,500)	1,527,500			(1,500,000)	-
Net cash provided by/(used in) financing activities ( VIE to subsidiaries )					-	-
Net cash provided by/(used in) financing activities WOFE to parent)	(3,945,505)				3,945,505	-
Net cash provided by/(used in) financing activities (WOFE to subsidiaries )		1,830			(1,830)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				1,255,657	(1,255,657)	-
Net increase (decrease) in cash and cash equivalents	$(51,698)	$(2,691)	$6,848	487,086	-	$439,545

	Year Ended June 30, 2024
	Parent	Subsidiaries	WOFE	VIE	Elimination	Consolidated

Net cash provided by/(used in) operating activities	$134,284	$(5,849)	$(5,076,644)	$(1,450,675)		$(6,398,884)
Net cash provided by/(used in) operating activities (WOFE to VIE)			(1,992,684)	1,992,684		-
						-
Net cash provided by/(used in) investing activities			-	(167,957)		(167,957)
Net cash provided by/(used in) investing activities (Parent to subsidiaries)	(1,405,015)				1,405,015	-
Net cash provided by/(used in) investing activities (Parent to WOFE)	(6,231,281)				6,231,281
Net cash provided by/(used in) investing activities (Subsidiaries to WOFE)		(1,399,449)			1,399,449	-
Net cash provided by/(used in) investing activities (WOFE to VIE)			(2,859,142)		2,859,142	-
Net cash provided by/(used in) investing activities (Parent to VIE)	(475,223)				475,223	-
Net cash provided by/(used in) investing activities (VIE to subsidiaries)				2,536	(2,536)	-

Net cash provided by/(used in) financing activities	8,061,286		418,608	(1,640,317)		6,839,577
Net cash provided by/(used in) financing activities (Parent to VIE)				483,698	(483,698)	-
Net cash provided by/(used in) financing activities (Parent to Subsidiaries)		1,405,015			(1,405,015)	-
Net cash provided by/(used in) financing activities (VIE to subsidiaries)		(2,536)			2,536	-
Net cash provided by/(used in) financing activities (parent to WOFE)			6,097,306		(6,097,306)	-
Net cash provided by/(used in) financing activities (subsidiaries to WOFE)			1,424,455		(1,424,455)	-
Net cash provided by/(used in) financing activities (WOFE to VIE)				2,859,142	(2,859,142)	-
Net increase (decrease) in cash and cash equivalents	$77,738	$(2,819)	$(1,988,041)	$2,074,656	-	$161,534

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2025 and 2024, the Company has no such contingencies.

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

Under ASC 326, accounts receivable are recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the accounts receivable balance to the estimated net realizable value. The Company used a combination of method Aging schedule and Roll-rate method to assess the reasonability and adequacy of current allowance.

In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers’ financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of June 30, 2025 and 2024, the Company had a $0 bad debt allowance for credit losses.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $152,907 and $53,650 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of June 30, 2025 and 2024, respectively.

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

INTANGIBLE ASSETS

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. In accordance with the Generally Accepted Accounting Principles (ASC) 360-10-35-21 of the United States, no impairment of intangible assets has been identified as of the balance sheet date.

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

As of June 30, 2025 and 2024, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the years ended June 30, 2025 and 2024, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of June 30, 2025 and 2024.

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

The following table shows the Company’s revenue by revenue sources:

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024
5G AI Multimodal communication	$70,682,408	$23,600,693
5G AI Multimodal communication	69,438,410	23,600,693
5G AI digital technical service	1,243,998	-
Acoustic Intelligence Business	584,788	3,988
Ultrasonic Sound Air Disinfection Equipment	40,109	3,988
Upgraded Sonic Sterilization and Purification Guardian	246,616	-
Sleep Monitor	298,063	-
Sell of Software	325,908	-
Smart City business	-	-
Smart community	-	37,113

Other	23,716	334,073
Total revenue	$71,616,820	$23,975,867

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

All of the Company’s customers are in the PRC and all revenues for the years ended June 30, 2025 and 2024 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of June 30, 2025 and 2024, the Company had no unrecognized tax positions and no charges during the years ended June 30, 2025 and 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the years ended June 30, 2025 and 2024, the Company had net loss of $432 and $10,695 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $594,722 and $100,788 as of June 30, 2025 and 2024, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of June 30, 2025 and 2024, cash of $24,487 and $79,225 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of June 30, 2025 and 2024, the cash balance of $1,598 and $1,249 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	June 30,	June 30,
	2025	2024
Period-end date USD: RMB exchange rate	7.1586	7.1268
Average USD for the reporting period: RMB exchange rate	7.1599	7.1326

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

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-01 will have on its consolidated financial statement presentation or disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2025	June 30, 2024
Furniture and fixtures	$47,655	$77,281
Vehicle	489	491
Leasehold improvement	-	219,945
Office equipment	232,700	241,543
Subtotal	280,844	539,260
Less: accumulated depreciation	255,284	490,794
Total	$25,560	$48,466

Depreciation for the years ended June 30, 2025 and 2024 was $13,620 and $32,373, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2025	June 30, 2024
Software registration or using right	$1,963,705	$1,809,548
Patent	3,862,786	14,729
Software and technology development costs	84,291	11,770
Value-added telecommunications business license	15,518	15,587
Subtotal	5,926,300	1,851,634
Less: Accumulated amortization	2,430,316	1,305,633
Total	$3,495,984	$546,001

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

Amortization for the years ended June 30, 2025 and 2024 was $1,125,644 and $462,107, respectively. The amortization expense for the next five years as of June 30, 2025 will be $1,528,937, $1,463,138, $503,909, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	June 30, 2024
Security deposit	$57,395	$64,041
Prepaid expenses	489,365	1,225,612
Other receivables – Heqin	458,190	467,250
Advance to third party individuals, no interest, payable upon demand	32,860	154,345
Others	29,873	42,958
Total	1,067,683	1,954,206
Less: allowance for other receivables	484,033	467,250
Total	$583,650	$1,486,956

As of June 30, 2025, prepaid expenses mainly consisted of input VAT for purchasing patents of $230,887, prepayment of 5G messaging service fee recharge of $9,633, prepaid professional fee of $2,225, prepayment for inventory purchase of $145,868, prepaid rent and property management fee of $5,841, prepaid promotion service fee of $58,671 and other prepayments of $36,240.

As of June 30, 2024, prepaid expenses mainly consisted of prepaid marketing expense of $946,954 (see below), prepaid telecommunication service fee (mainly including SMS and MMS services) of $198,559, prepaid rent and property management fees of $3,508 and other prepayments of $76,591.

Prepaid marketing expense

On September 16, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jincheng Haoda Construction Engineering Co., Ltd (“Jincheng Haoda”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in oversea market. The cooperation term is from September 16, 2023 through September 15, 2026. Jincheng Haoda is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 400 million sales performance in the third year. The Company will pay 25% of the sales amount to Jincheng Haoda as marketing fee upon receipt of the sales amount, on monthly basis. As of June 30, 2024, the Company made a prepayment of RMB 14,997,000 ($2,088,777) to Jincheng Haoda for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jincheng Haoda. During the service term, the Company will perform the annual assessment, if Jincheng Haoda was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jincheng Haoda shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jincheng Haoda did not complete the 30% of the annual target sales, Jincheng Haoda will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the year ended June 30, 2025, the Company recorded an amortization of prepaid expense of  $0.53 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

On September 18, 2023, Tianjin Information entered an Operation Cooperation Agreement with an unrelated company, Beijing Jiajia Shengshi Trading Co., Ltd (‘Jiajia Shengshi”), for marketing and promoting the sale of 5G messaging and acoustic intelligence series products in domestic market. The cooperation term is from September 18, 2023 through September 17, 2026. Jiajia Shengshi is committed to complete RMB 200 million sales performance in the first year, RMB 300 million sales performance in the second year, and RMB 500 million sales performance in the third year. The Company will pay 20% of the sales amount to Jiajia Shengshi as marketing fee upon receipt of the sales amount, on a monthly basis. As of June 30, 2024, the Company made a prepayment of RMB 11,998,000 ($1,671,077) to Jiajia Shengshi for facilitating the quick capture of the market for the Company’s products, the prepayment was the 30% of marketing service fee of first year’s target sales to be completed by Jiajia Shengshi. During the service term, the Company will perform the annual assessment, if Jiajia Shengshi was not able to achieve the target annual sales, and did not reach 30% of target annual sales amount, Jiajia Shengshi shall return the Company’s prepayment after deducting the marketing service fee of the actual sales. In addition, under the circumstance Jiajia Shengshi did not complete the 30% of the annual target sales, Jiajia Shengshi will indemnify the Company 20% of marketing service fee of unachieved sales amount from the 30% of the annual target sales. For the year ended June 30, 2025, the Company recorded an amortization of prepaid expense of  $0.42 million in the selling expense; this prepaid marketing expense was fully amortized as of September 30, 2024.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596). For the years ended June 30, 2025 and 2024, repayment of $6,983 (through Yuetianyun) and $nil was received. As of June 30, 2025 and 2024, Heqin made $55,877 (through Yuetianyun) and $48,438 repayment to the Company, and the Company made a bad debt allowance of $458,190 and $467,250 as of June 30, 2025 and 2024, respectively.

NOTE 6 – Unearned revennue

The balance of unearned revenue was $150,088 and $49,239 as of June 30, 2025 and 2024, respectively.

The following presents the roll-forward schedule of unearned revenue for the years ended June 30, 2025 and 2024:

	Years Ended June 30,
	2025	2024
Balance, beginning of period	$49,239	$609,175
Received during the period, amount excluding VAT	70,360,822	23,503,024
Transferred to revenue	(70,259,771)	(23,975,867)
Effect of foreign currency translation	(202)	(87,093)
Balance, end of period	$150,088	$49,239

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30, 2025	June 30, 2024
Other payables	$50,201	$174,668
Due to third parties	178	59,126
Security deposit	10,617	15,456
Social security payable	431,262	288,578
Salary payable – employees	55,448	58,886
Total	$547,706	$596,714

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the years ended June 30, 2025 and 2024, the Company made a repayment of $36,081 and $72,104 to this loan. For the years ended June 30, 2025 and 2024, the Company recorded and paid $269 and $8,194 interest expense for this loan. On July 15, 2024, the loan was paid in full.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the years ended June 30, 2025 and 2024, the Company made a repayment of $4,677 and $8,012 to this loan. For the years ended June 30, 2025 and 2024, the Company recorded and paid $37 and $796 interest expense for this loan. On July 16, 2024, the loan was paid in full.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $1,954 and $396 interest expense for this loan. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $3,808 and $626 interest expense for this loan. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $9,243 and $1,722 interest expense for this loan. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the years ended June 30, 2025 and 2024, the Company recorded and paid $3,909 and $318 interest expense for this loan. On May 27, 2025, the loan was paid in full.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 19, 2025, the loan was paid in full. For the year ended June 30, 2025, the Company recorded and paid $9,744 and $nil interest expense for these two credit lines.

On March 31, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the year ended June 30, 2025, the Company recorded and paid $7,558 interest expense for this loan. As of June 30, 2025, $838,155 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 20, 2025, Guozhong Times entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 3.00% to be paid every 21st of each month. For the year ended June 30, 2025, the Company recorded and paid $803 interest expense for this loan. As of June 30, 2025, $419,076 was recorded as current liabilities.

On May 21, 2025, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 1,000,000 ($139,692) with a term of 12 months with a fixed annual interest rate of 4.95% to be paid every 21st of each month. For the year ended June 30, 2025, the Company recorded and paid $576 interest expense for this loan. As of June 30, 2025, $139,692 was recorded as current liabilities. Liu Zhixin is the guarantor of this loan agreement.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 1,500,000 ($210,500) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 11, 2025, Shuhai Beijing entered another credit line agreement with Bank of China for the amount of RMB 2,500,000 ($350,800) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. As of June 30, 2025, $558,768 was recorded as current liabilities. Liu Fu is the guarantor of these two credit lines.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 2.70% to be paid every 21st of each month. For the year ended June 30, 2025, the Company recorded and paid $314 interest expense for this loan. As of June 30, 2025, $419,076 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

The following table summarizes the loan balance as of June 30, 2025:

Lendor	Loan amount	Borrowing date	Loan term: Months	Interest rate	Outstanding balance
Bank of China	$838,155	3/31/2025	12	2.30%	$838,155
Bank of Beijing	419,076	5/20/2025	12	3.00%	419,076
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch (4.95%)	139,692	5/21/2025	12	4.95%	139,692
Bank of Beijing	419,076	6/6/2025	12	2.70%	419,076
Bank of China	558,768	6/10/2025 and 6/13/2025	12	2.30%	558,768
Total	$2,374,767				$2,374,767

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. On June 24, 2025, the Company paid all the outstanding rents up to April 30, 2025 to the CEO. On May 1, 2025, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 50,000 ($6,983), the Company is required to pay the rent before April 30, 2026. The rental expense for this office location was $6,983 and $39,657 (without rent reduction occurred on September 10, 2024), respectively, for the years ended June 30, 2025 and 2024.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. The rental expense for those agreements was $63,688 and $63,932, respectively, for the years ended June 30, 2025 and 2024. On December 10, 2024, the Company’s CEO entered into an agreement with the Company to waive the payment of rental expenses of both vehicles for the outstanding balance up to June 30, 2025. The Company recorded such waive as shareholder’s capital contribution to the Company because the CEO is also the major shareholder of the Company.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. On September 1, 2024, the Company entered a three-month lease for a monthly rent of RMB 12,500 ($1,756), payable in advance. The lease was not renewed at maturity. The rental expense for this lease was $10,475 and $21,787 for the years ended June 30, 2025 and 2024, respectively.

Due to related parties

As of June 30, 2025 and 2024, the Company had due to related parties of $6,126 and $654,560, respectively. Due to related parties of $6,126 at June 30, 2025, mainly consisted of 1) $6,126 certain expenses of the Company that were paid by the CEO, which was bore no interest and payable upon demand.

Due to related parties of $654,560 at June 30, 2024, mainly consisted of $500,213 payable of an office lease from the Company’s CEO, accrued salary payable, and certain expenses of the Company that were paid by the CEO and her father (one of the Company’s directors), bore no interest and payable upon demand, and 2) $154,347 loan payable to a related party (who is the shareholder of the Company), with no interest, and can be repaid any time before December 31, 2024. As of June 30, 2025, the Company’s CEO forgave a loan of $246,857 (RMB 1,620,000) that was previously provided to the Company. In addition, her father, a director of the Company (also the shareholder of the Company), forgave a separate loan of $32,000. The Company recorded the loan forgiveness as shareholders’ capital contribution to the Company.

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

On April 1, 2025, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself. The Committee has decided to grant Fu Liu 369,403 restricted shares for the purchase of this software.

Shares to Independent Directors as Compensation

During the years ended June 30, 2025 and 2024, the Company recorded $15,000 and $18,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. On June 12, 2024, the Board of Directors approved that starting from February 1, 2024, the Company agreed to grant 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the years ended June 30, 2025 and 2024, the Company recorded $881,250 and $889,128 stock compensation expense to the Company’s CEO and one of the board members.

Shares to individual Consultants

During the year ended June 30, 2025, the Company issued 325,000 shares of the Company’s common stock to five non-affiliate individual consultants for the services they provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 325,000 shares at issuance date was $737,750 and was recorded as the Company’s stock compensation expense.

Shares to Officers in Lieu of Salary Payable

On February 28, 2025, the Board of Directors approved to issue 84,744 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $258,841.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of June 30, 2025 and 2024, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $9.35 million and $5.60 million. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of June 30, 2025 and 2024, the Company has approximately $18.08 million and $17.86 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2025 through 2029. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of June 30, 2025 and 2024.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(2.1)%	(1.4)%
Permanent difference	7.9%	6.8%
Effect of PRC tax holiday	(1.9)%	1.3%
Valuation allowance	17.0%	14.3%
Effective tax rate	(0.1)%	-%

The Company’s net deferred tax assets as of June 30, 2025 and 2024 is as follows:

	June 30, 2025	June 30, 2024
Deferred tax asset
Net operating loss	$5,408,433	$4,777,372
R&D expense	-	123,750
Depreciation and amortization	236,991	81,079
Bad debt expense	120,987	116,718
Social security and insurance accrual	66,298	56,343
Inventory impairment	38,220	13,402
ROU, net of lease liabilities	(941)	(951)
Total	5,869,988	5,167,713
Less: valuation allowance	(5,869,988)	(5,167,713)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Operating lease expense	$136,506	$167,969

	June 30, 2025	June 30, 2024
Right-of-use assets	$292,065	$49,345
Lease liabilities - current	128,525	53,530
Lease liabilities - noncurrent	166,436	-
Weighted average remaining lease term	2.31 years	0.36 years
Weighted average discount rate	3.60% - 6.75%	6.25%

The following is a schedule, by years, of maturities of the operating lease liabilities as of June 30, 2025:

12 Months Ending June 30,	Minimum Lease Payment
2026	$137,532
2027	133,078
2028	38,125
Total undiscounted cash flows	308,735
Less: imputed interest	13,774
Present value of lease liabilities	$294,961

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events that need to be disclosed.

On July 1, 2025, Shuhai Information and Beijing Shuhai Culture Media Co., Ltd. entered into four Software Copyrights Transfer Agreements. According to the terms of the agreements, Beijing Shuhai Culture Media Co., Ltd. will transfer ownership of four software copyrights to Shuhai Information as follows:

1)	Patent No. 2025SR0872529, an AI multimodal order analysis system 1.0, with a transfer price of RMB 2.9 million (approximately $0.41 million).

2)	Patent No. 2025SR0873205, a multimodal marketing program management system 1.0, with a transfer price of RMB 3.0 million (approximately $0.42 million).

3)	Patent No. 2025SR0873203, a service provider’s marketing service system, with a transfer price of RMB 2.8 million (approximately $0.39 million).

4)	Patent No. 2025SR0872724, a consumer comprehensive labeling system, with a transfer price of RMB 2.7 million (approximately $0.38 million).

The Company paid purchase price in full for all the software copyrights in July 2025.