Form 10-Q
period 2025-09-30
DATASEA INC.
filed 2025-11-13
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, 8,570,713 shares of common stock, $0.001par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2025	JUNE 30, 2025
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$745,264	$620,807
Accounts receivable	1,171,918	1,374,180
Inventory, net	200,534	206,610
Value-added tax prepayment	85,292	137,025
Prepaid expenses and other current assets	514,879	583,650
Total current assets	2,717,887	2,922,272

NONCURRENT ASSETS
Property and equipment, net	23,990	25,560
Intangible assets, net	4,613,692	3,495,984
Right-of-use assets, net	335,791	292,065
Total noncurrent assets	4,973,473	3,813,609

TOTAL ASSETS	$7,691,360	$6,735,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$336,292	$420,038
Unearned revenue	180,195	150,088
Accrued expenses and other payables	628,729	547,706
Due to related parties	97,157	6,126
Operating lease liabilities	166,285	128,525
Bank loans payable	2,673,985	2,374,767
Total current liabilities	4,082,643	3,627,250

NONCURRENT LIABILITIES
Operating lease liabilities	173,057	166,436
Bank loans payable	422,208	-
Total noncurrent liabilities	595,265	166,436

TOTAL LIABILITIES	4,677,908	3,793,686

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 25,000,000 shares authorized, 8,256,816 and 8,128,127 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	8,257	8,128
Additional paid-in capital	47,582,488	47,331,510
Accumulated comprehensive income	159,970	138,586
Accumulated deficit	(44,727,042)	(44,526,016)
TOTAL COMPANY STOCKHOLDERS’ EQUITY	3,023,673	2,952,208

Noncontrolling interest	(10,221)	(10,013)

TOTAL STOCKHOLDERS’ EQUITY	3,013,452	2,942,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,691,360	$6,735,881

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024

Revenues	$13,813,551	$21,081,094
Cost of revenues	12,644,459	20,884,113

Gross profit	1,169,092	196,981

Operating expenses
Selling	393,817	996,049
General and administrative	550,974	1,128,403
Research and development	512,924	103,079

Total operating expenses	1,457,715	2,227,531

Loss from operations	(288,623)	(2,030,550)

Non-operating income (expenses)
Other income, net	87,442	55,826
Interest income	22	4,055

Total non-operating income, net	87,464	59,881

Loss before income tax	(201,159)	(1,970,669)

Income tax	-	-

Loss before noncontrolling interest	(201,159)	(1,970,669)

Less: loss attributable to noncontrolling interest	(133)	(8,680)

Net loss to the Company	(201,026)	(1,961,989)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	21,384	(13,154)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(75)	41,306

Comprehensive loss attributable to the Company	$(179,642)	$(1,975,143)

Comprehensive income (loss) attributable to noncontrolling interest	$(208)	$32,626

Basic and diluted net loss per share	$(0.02)	$(0.49)

Weighted average shares used for computing basic and diluted loss per share *	8,189,674	4,041,052

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Company’s stockholders’	Noncontrolling
	Shares	Amount	capital	deficit	income	equity	interest

Balance at July 1, 2025	8,128,127	$8,128	$47,331,510	$(44,526,016)	$138,586	$2,952,208	$(10,013)

Net loss	-	-	-	(201,026)	-	(201,026)	(133)

Shares issued for stock compensation expense	95,377	96	186,054	-	-	186,150	-

Shares issued for paying officers’ accrued salary and bonus	33,312	33	64,924	-	-	64,957	-

Foreign currency translation gain (loss)	-	-	-	-	21,384	21,384	(75)

Balance at September 30, 2025	8,256,816	$8,257	$47,582,488	$(44,727,042)	$159,970	$3,023,673	$(10,221)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Company’s stockholders’	Noncontrolling
	Shares	Amount	capital	deficit	income	equity	interest
Balance at July 1, 2024	3,589,620	$3,590	$38,957,780	$(39,440,322)	$242,208	$(236,745)	$(71,533)

Net loss	-	-	-	(1,961,989)	-	(1,961,989)	(8,680)

Noncontrolling interest disposal at closure of the entity	-	-	-	-	-	-	1,391

Issuance of common stock for equity financing	692,308	692	1,958,059	-	-	1,958,751	-

Issuance of common stock for equity financing - related parties	1,932,224	1,932	3,978,449	-	-	3,980,381	-

Shares issued for stock compensation expense	75,000	75	374,925	-	-	375,000	-

Shares issued for purchase of intangible assets from the Company’s major shareholders	797,850	798	(798)	-	-	-	-

Foreign currency translation gain (loss)	-	-	-	-	(13,154)	(13,154)	41,306

Balance at September 30, 2024	7,087,002	$7,087	$45,268,415	$(41,402,311)	$229,054	$4,102,244	$(37,516)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2025	2024

Cash flows from operating activities:
Loss including noncontrolling interest	$(201,159)	$(1,970,669)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Bad debt expense (reversal)	-	(7,026)
Depreciation and amortization	464,751	85,635
Loss on disposal of fixed assets	63	2,815
Operating lease expense	39,600	38,932
Stock compensation expense	251,107	375,000
Changes in assets and liabilities:
Accounts receivable	211,824	701,384
Inventory	7,596	(51,064)
Value-added tax prepayment	52,581	(18,760)
Prepaid expenses and other current assets	72,889	(384,177)
Accounts payable	(84,799)	(794,504)
Unearned revenue	28,888	1,242,820
Accrued expenses and other payables	74,927	79,650
Payment on operating lease liabilities	(38,969)	(32,691)

Net cash provided by (used in) operating activities	879,299	(732,655)

Cash flows from investing activities:
Acquisition of property and equipment	-	(2,752)
Acquisition of intangible assets	(1,551,009)	(44,768)

Net cash used in investing activities	(1,551,009)	(47,520)

Cash flows from financing activities:
Proceeds from (repayment to) related parties	90,683	(426,944)
Proceeds from loan payables	701,339	-
Repayment of loan payables	-	(40,815)
Net proceeds from issuance of common stock	-	1,958,751

Net cash provided by financing activities	792,022	1,490,992

Effect of exchange rate changes on cash	4,145	45,527

Net increase in cash	124,457	756,344

Cash, beginning of period	620,807	181,262

Cash, end of period	$745,264	$937,606

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,110	$9,214
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$77,966	$197,347
Shares issued for paying officers’ accrued salary and bonus	$64,957	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED) AND JUNE 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended September 30, 2025 and 2024, the Company had a net loss of approximately $0.20 million and $1.96 million, respectively. The Company had an accumulated deficit of approximately $44.73 million as of September 30, 2025, and cash flow from operating activities of approximately $0.88 million and $(0.73) million for the three months ended September 30, 2025 and 2024, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information Sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of September 30, 2025.

Zhixin Liu
Fu Liu
Other Holder
27.01%
26.92%
46.07%
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

The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of September 30, 2025 and June 30, 2025, and for the three months ended September 30, 2025 and 2024, respectively.

	September 30, 2025	June 30, 2025
Cash	$679,727	$580,240
Accounts receivable	1,171,918	585,085
Inventory	200,687	206,610
Other current assets	335,326	362,467
Total current assets	2,387,658	1,734,402
Property and equipment, net	17,375	18,640
Intangible asset, net	1,921,415	503,000
Right-of-use asset, net	330,909	284,345
Total non-current assets	2,269,699	805,985
Total assets	$4,657,357	$2,540,387

Accounts payable	$116,284	$115,772
Accrued liabilities and other payables	832,814	804,862
Lease liability	163,373	122,761
Loans payable	3,096,193	2,374,767
Other current liabilities	182,662	150,792
Total current liabilities	4,391,326	3,568,954
Lease liability - noncurrent	173,057	166,436
Total non-current liabilities	173,057	166,436
Total liabilities	$4,564,383	$3,735,390

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Revenues	$13,813,551	$21,081,094
Gross profit	$1,169,177	$238,134
Net loss	$413,389	$452,170

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2025 and June 30, 2025, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of September 30, 2025 and June 30, 2025, the Company had a $0 bad debt allowance for credit losses.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $154,049 and $152,907 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of September 30, 2025 and June 30, 2025, respectively.

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

As of September 30, 2025 and June 30, 2025, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three months ended September 30, 2025 and 2024, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of September 30, 2025 and June 30, 2025.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
5G AI Multimodal communication	$13,325,311	$21,075,584
5G AI Multimodal communication	12,407,655	21,075,584
5G AI Multimodal new media marketing	913,063	-
5G AI digital technical service	4,593	-
Acoustic Intelligence Business	487,949	2,464
Ultrasonic Sound Air Disinfection Equipment	479,407	2,464
Upgraded Sonic Sterilization and Purification Guardian	2,486	-
Sleep Monitor	6,056	-
Smart City business	-	3,046
Smart community	-	3,046

Other	291	-
Total revenue	$13,813,551	$21,081,094

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

All of the Company’s customers are in the PRC and all revenues for the three months ended September 30, 2025 and 2024 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of September 30, 2025 and June 30, 2025, the Company had no unrecognized tax positions and no charges during the three months ended September 30, 2025 and 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2018 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended September 30, 2025 and 2024, the Company had net loss of $133 and $8,680 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $687,872 and $594,722 as of September 30, 2025 and June 30, 2025, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of September 30, 2025 and June 30, 2025, cash of $55,887 and $24,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of September 30, 2025 and June 30, 2025, the cash balance of $1,505 and $1,598 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	September 30,	September 30,	June 30,
	2025	2024	2025
Period-end date USD: RMB exchange rate	7.1050	7.0074	7.1586
Average USD for the reporting period: RMB exchange rate	7.1292	7.1169	7.1599

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2025	June 30, 2025
Furniture and fixtures	$48,011	$47,655
Vehicle	493	489
Office equipment	234,376	232,700
Subtotal	282,880	280,844
Less: accumulated depreciation	258,890	255,284
Total	$23,990	$25,560

Depreciation for the three months ended September 30, 2025 and 2024 was $1,692 and $5,463, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2025	September 30, 2024
Software registration or using right	$3,525,973	$1,963,705
Patent	3,891,653	3,862,786
Software and technology development costs	84,921	84,291
Value-added telecommunications business license	15,634	15,518
Subtotal	7,518,181	5,926,300
Less: Accumulated amortization	2,904,489	2,430,316
Total	$4,613,692	$3,495,984

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

On July 1, 2025, Shuhai Information and Beijing Shuhai Culture Media Co., Ltd. entered into four Software Copyrights Transfer Agreements. According to the terms of the agreements, Beijing Shuhai Culture Media Co., Ltd. transferred ownership of four software copyrights to Shuhai Information as follows:

1)	Ruan Zhu Deng Ji No. 16295142, an AI multimodal order analysis system 1.0, with a transfer price of RMB 2.9 million (approximately $0.41 million).

2)	Ruan Zhu Deng Ji No.16295118, a multimodal marketing program management system 1.0, with a transfer price of RMB 3.0 million (approximately $0.42 million).

3)	Ruan Zhu Deng Ji No.16295075, a service provider’s marketing service system, with a transfer price of RMB 2.8 million (approximately $0.39 million).

4)	Ruan Zhu Deng Ji No.16295048, a consumer comprehensive labeling system, with a transfer price of RMB 2.7 million (approximately $0.38 million).

The total purchase price is RMB 11.4 million ($1.6 million), inclusive of a 6% VAT, and will be amortized over three years.

Amortization for the three months ended September 30 30, 2025 and 2024 was $463,059 and $80,172, respectively. The amortization expense for the next five years as of September 30, 2025 will be $2,053,047, $2,075,736, $484,909, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	June 30, 2025
Security deposit	$64,579	$57,395
Prepaid expenses	415,145	489,365
Other receivables – Heqin	461,614	458,190
Advance to third party individuals, no interest, payable upon demand	32,705	32,860
Others	28,486	29,873
Total	1,002,529	1,067,683
Less: allowance for other receivables	487,650	484,033
Total	$514,879	$583,650

As of September 30, 2025, prepaid expenses mainly consisted of input VAT for purchasing patents of $320,241 prepaid telecommunication service fee (mainly including SMS and MMS services) of $36,384, prepaid rent and property management fees of $3,479 and other prepayments of $55,041.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596).  As of September 30, 2025 and June 30, 2025, Heqin made $56,294 (through Yuetianyun) and $55,877 repayment to the Company, and the Company made a bad debt allowance of $461,614 and $458,190 as of September 30, 2025 and June 30, 2025, respectively.

NOTE 6 – Unearned revennue

The balance of unearned revenue was $180,195 and $150,088 as of September 30, 2025 and June 30, 2025, respectively.

The following presents the roll-forward schedule of unearned revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Balance, beginning of period	$150,088	$49,239
Received during the period, amount excluding VAT	12,759,901	23,586,381
Transferred to revenue	(12,731,013)	(22,343,561)
Effect of foreign currency translation	1,219	(20,258
Balance, end of period	$180,195	$1,312,317

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30, 2025	June 30, 2025
Other payables	$114,453	$50,201
Due to third parties	180	178
Security deposit	10,696	10,617
Social security payable	434,485	431,262
Salary payable – employees	68,915	55,448
Total	$628,729	$547,706

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three months ended September 30, 2025 and 2024, the Company made a repayment of $nil and $36,131 to this loan. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $269 interest expense for this loan. On July 15, 2024, the loan was paid in full.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three months ended September 30, 2025 and 2024, the Company made a repayment of $nil and $4,684 to this loan. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $37 interest expense for this loan. On July 16, 2024, the loan was paid in full.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $619 interest expense for this loan. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $978 interest expense for this loan. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $2,786 interest expense for this loan. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $1,221 interest expense for this loan. On May 27, 2025, the loan was paid in full.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $3,034 interest expense for this loan. On June 19, 2025, the loan was paid in full.

On March 31, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $4,947 and $nil interest expense for this loan. As of September 30, 2025, $844,417 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 20, 2025, Guozhong Times entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 3.00% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $3,226 and $nil interest expense for this loan. As of September 30, 2025, $422,208 was recorded as current liabilities.

On May 21, 2025, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 1,000,000 ($139,692) with a term of 12 months with a fixed annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $1,736 and $nil interest expense for this loan. As of September 30, 2025, $140,736 was recorded as current liabilities. Liu Zhixin is the guarantor of this loan agreement.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 1,500,000 ($210,500) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 11, 2025, Shuhai Beijing entered another credit line agreement with Bank of China for the amount of RMB 2,500,000 ($350,800) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $3,298 and $nil interest expense for this loan. As of September 30, 2025, $562,944 was recorded as current liabilities. Liu Fu is the guarantor of these two credit lines.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 2.70% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $2,903 and $nil interest expense for this loan. As of September 30, 2025, $422,208 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On September 23, 2025, Shuhai Beijing entered a credit line agreement with China Construction Bank for the amount of RMB 3,000,000 ($422,208) with a term of 36 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.55% to be paid every 20th of each Month. As of September 30, 2025, $422,208 was recorded as long term liabilities. Liu zhixin is the guarantor of this loan agreement.

On September 30, 2025, Guozhong Times entered a loan agreement with Bank of China for the amount of RMB 2,000,000 ($281,472) with a term of 12 months with an annual interest rate of 2.35% to be paid every 21st of the third months of each quarter. As of September 30, 2025, $281,472 was recorded as current liabilities. Liu zhixin is the guarantor of this loan agreement.

The following table summarizes the loan balance as of September 30, 2025:

Lendor	Loan amount	Borrowing date	Loan term Months	Interest rate	Outstanding balance
Bank of China	$844,417	3/31/2025	12	2.30%	$844,417
Bank of Beijing	422,208	5/20/2025	12	3.00%	422,208
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch	140,736	5/21/2025	12	4.95%	140,736
Bank of China	211,104	6/6/2025	12	2.30%	211,104
Bank of Beijing	422,208	6/6/2025	12	2.70%	422,208
Bank of China	351,840	6/11/2025	12	2.30%	351,840
China Construction Bank	422,208	9/23/2025	36	2.55%	422,208
Bank of China	281,472	9/30/2025	12	2.35%	281,472
Total	$3,096,193				$3,096,193

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. On June 24, 2025, the Company paid all the outstanding rents up to April 30, 2025 to the CEO. On May 1, 2025, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 50,000 ($6,983), the Company is required to pay the rent before April 30, 2026. The rental expense for this office location was $1,753 and $9,963, respectively, for the three months ended September 30, 2025 and 2024.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. On December 10, 2024, the Company’s CEO entered into an agreement with the Company to waive the payment of rental expenses of both vehicles for the outstanding balance up to June 30, 2025. The Company recorded such waive as shareholder’s capital contribution to the Company because the CEO is also the major shareholder of the Company. On July 1, 2025, the Company entered a new one-year lease of one car with the Company’s CEO for monthly rent of RMB 18,000 ($2,525). The rental expense for those agreements was $7,574 and $16,018, respectively, for the three months ended September 30, 2025 and 2024.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. On September 1, 2024, the Company entered a three-month lease for a monthly rent of RMB 12,500 ($1,756), payable in advance. The lease was not renewed at maturity. The rental expense for this lease was $5,269 for the three months ended September 30, 2024, respectively.

From July 23, 2025, to September 19, 2025, the Company entered into three loan agreements with its CEO for a total amount of RMB 930,000 ($130,885), with repayment due by December 31, 2025. During the three months ended September 30, 2025, the Company repaid $49,258 of these loans.

Due to related parties

As of September 30, 2025 and June 30, 2025, the Company had amounts due to related parties of $97,157 and $6,126, respectively. These balances primarily represent expenses paid on behalf of the Company by the Chief Executive Officer. The amounts are non-interest bearing and payable on demand.

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

Shares Issued for Acquiring Intangible Assets from Related Parties

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s Chairwoman and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company two intangible assets (software copyrights) owned by her personally. The Compensation Committee of The Board of Directors has decided to grant Zhixin Liu 398,925 restricted shares for the purchase of this software.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself. The Compensation Committee of The Board of Directors has decided to grant Fu Liu 398,925 restricted shares for the purchase of this software.

The purchase was accounted for at the historical cost of the intangible assets which was $0. Fu Liu is the father of Zhixin Liu, together, they own approximately 53.93% of the Company’s common stock.

On April 1, 2025, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself. The Compensation Committee of The Board of Directors has decided to grant Fu Liu 369,403 restricted shares for the purchase of this software.

Shares to Independent Directors as Compensation

During the three months ended September 30, 2025 and 2024, the Company recorded $3,900 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. On June 12, 2024, the Board of Directors approved that starting from February 1, 2024, the Company agreed to grant 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended September 30, 2025 and 2024, the Company recorded $146,250 and $370,500 stock compensation expense to the Company’s CEO and one of the board members.

Shares to individual Consultants

During the three months ended September 30, 2025, the Company issued 18,367 shares of the Company’s common stock to its consultant for the services they provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 18,367 shares at issuance date was $36,000 and was recorded as the Company’s stock compensation expense.

Shares to Officers in Lieu of Salary Payable

On August 18, 2025, the Board of Directors approved to issue 33,312 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $64,957.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of September 30, 2025 and June 30, 2025, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $9.54 million and $9.35 million, respectively. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of September 30, 2025 and June 30, 2025, the Company has approximately $16.58 million and $18.08 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2025 through 2029. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of September 30, 2025 and June 30, 2025.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30 30, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.2)%	(2.8)%
Permanent difference	22.1%	4.0%
Effect of PRC tax holiday	0.9%	(2.3)%
Valuation allowance	(1.8)%	22.1%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of September 30, 2025 and June 30, 2025 is as follows:

	September 30, 2025	June 30, 2025
Deferred tax asset
Net operating loss	$5,341,512	$5,408,433
Depreciation and amortization	240,883	236,991
Bad debt expense	121,507	120,987
Social security and insurance accrual	80,727	66,298
Inventory impairment	38,346	38,220
ROU, net of lease liabilities	(1,434)	(941)
Total	5,821,541	5,869,988
Less: valuation allowance	(5,821,541)	(5,869,988)
Net deferred tax asset	$-	$-

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

On August 18, 2025, the Company entered into a lease agreement for an office in Shenzhen City, China for 24 months from August 18, 2025 to August 17, 2027, with a monthly rent of RMB 24,000 ($3,366), payable one day immediately preceding to the due date of each rent payment period. The security deposit is RMB 48,000 ($6,732).

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating lease expense	$39,600	$38,932

	September 30, 2025	June 30, 2025
Right-of-use assets	$335,791	$292,065
Lease liabilities - current	166,285	128,525
Lease liabilities - noncurrent	173,057	166,436
Weighted average remaining lease term	2.03 years	2.31 years
Weighted average discount rate	3.60% - 3.85%	3.60% - 6.75%

The following is a schedule, by years, of maturities of the operating lease liabilities as of September 30, 2025:

12 Months Ending September 30,	Minimum Lease Payment
2026	$176,136
2027	161,060
2028	15,811
Total undiscounted cash flows	353,007
Less: imputed interest	13,665
Present value of lease liabilities	$339,342

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events that need to be disclosed.

On October 10, 2025, Shuhai Beijing entered a credit line agreement with Bank of Communications Co., Ltd. for the amount of RMB 5,000,000 ($701,340) with a term of 24 months from the first withdrawing date. The loan term for each drawdown under this contract shall not exceed 12 months, and the maturity date for the credit line shall be no later than September 30, 2027. The discretionary payment ceiling shall not exceed RMB 150,000 ($21,110).

On October 10, 2025, Shuhai Information, as the purchaser, entered into a patent purchase agreement with Tianjin Qianli Culture Media Co., Ltd, as the seller, for the acquisition of a brainwave intelligent driving system. The total purchase price is RMB 7,800,000 ($1.1 million), inclusive of a 6% VAT, and will be amortized over the three years.

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

Overview and Recent Developments

Datasea Inc. (“Datasea” or the “Company”, NASDAQ: DTSS) is a technology Company incorporated under the laws of the State of Nevada on September 26, 2014, with subsidiaries and operating entities located in Delaware, USA, and China. Since its incorporation in 2014, Datasea has been committed to the exploration, application, and commercialization of cutting-edge technologies. As a global high-tech Company spanning both the Chinese and U.S. markets, Datasea’s business focuses on two main segments: Acoustic High-Tech and 5G+ AI Multimodal Digitalization. Through continuous R&D investment, product innovation, and industrial collaboration, the Company has gradually built a complete “technology – product – market” closed-loop system, achieving large-scale application and rapid growth in several industries. As a global high-tech Company with deep integration of acoustics and artificial intelligence as the technological foundation, Datasea advances its dual-business engines of “Acoustic High-Tech + 5G+ AI Multimodal Digitalization” to drive cross-industry applications. As one of the global proponents and industrial promoters of the “acoustic effect” concept, the Company leverages acoustic technology to establish unique technological barriers in five key fields—industrial, agricultural, healthcare, medical, and IoT—achieving full-chain value conversion from technological R&D to industry applications. In the past fiscal years, as high-margin solutions from both segments have gradually scaled, Datasea has transitioned from “scale growth” to “quality improvement,” laying a solid foundation for long-term objectives and maximizing shareholder value.

Overall Quarter Performance

For the three months ended September 30, 2025 and September 30, 2024, the Company’s gross profit was $1,169,092 and $196,981, respectively. Gross profit increased by $ 972,111 from the same period last year, an increase of 493.50% from the same period last year. For the three months ended September 30, 2025 and September 30, 2024, the gross profit margins were 8.46% and 0.93% respectively. The overall gross profit margin of the Company has significantly improved. This positive change is mainly attributed to the Company’s proactive and successful product structure optimization strategy, which strategically increased the sales proportion of high-margin products. The core driving factors come from two innovative product lines: acoustic intelligent products and 5G-AI multi-modal technology solutions. This financial result not only proves the correctness of the Company’s strategic decisions, but also clearly reflects that our product innovation has been recognized by the market, and the enterprise is steadily developing in the direction of high quality and high efficiency.

For the three months ended September 30, 2025, revenue was $13,813,551, compared with $21,081,094 in the same period last year. Revenue decreased by $7,267,543, or 34.47%. The main reason for the decline in revenue lies in the Company’s proactive contraction of its low-margin 5G AI multimodal traffic business and its continuous optimization of the overall business structure, focusing on high-value-added sectors. Despite a decline in revenue, the Company’s gross profit margin significantly increased from 0.93% in the same period of the previous year to 8.46%, demonstrating the effectiveness of the Company’s business transformation oriented towards profit quality. Acoustic intelligent products and 5G AI multimodal digital solutions have become the main growth engines. Meanwhile, the Company has proactively reduced its standardized 5G multimodal traffic business with relatively low gross profit margins and shifted to a high value-added revenue structure characterized by technology-driven and customization, achieving a transformation from “scale growth” to “value growth”.

The phased decline in revenue is an active choice made by the Company during the process of optimizing its business structure, while the significant increase in gross profit margin marks a phased achievement of the Company’s shift from pursuing scale expansion to focusing on profit quality and sustainable growth. We believe this transformation can effectively lay a solid foundation for the Company’s future profit growth and long-term competitiveness.

As of September 30, 2025 and June 30, 2025, the intangible assets were $4,613,692 and $3,495,984 respectively. The intangible assets increased by $ 1,117,708, representing a 31.97% increase compared to the beginning of the period.The increase of the proportion of intangible assets indicates that the Company is undergoing a strategic transformation towards a “light-asset, high-value” model. Through external acquisition patents related to AI multi-modal digital business, enterprises can quickly obtain mature technologies and resources, respond promptly to market changes, seize the initiative, and efficiently expand new fields, new markets or new product lines with such assets. While actively expanding external resources, the Company continues to invest in internal research and development to maintain sustained and organic innovation capabilities. These efforts provide a solid foundation for the Company’s long-term and stable growth.

Our Business Summary

Segment I-Acoustics high tech Segment:

We deeply understand the market’s demand for new application areas, technologies, and requirements. Therefore, through the relentless efforts of our team, we have achieved leading-edge advancements in acoustic understanding and algorithms.

I. Overview of the Company’s Acoustic high-tech Business

As one of the global pioneers of the “acoustic effect” concept, Datasea has consistently positioned “Acoustics + AI” as its core technological engine. The Company is deeply engaged in the high-tech acoustic industry, continuously building a leading global technological framework in the acoustic field and driving the industry’s transformation toward intelligence and digitalization.

Since achieving a major technological breakthrough in August 2025 in AI-enhanced acoustic coupling for neural regulation and precision medicine, Datasea’s acoustic business has officially entered an accelerated commercialization stage, forming a multi-scenario, multi-sector business ecosystem.

From a business layout perspective, Datasea continues to advance its strategic framework of “Acoustics + AI + Application Scenarios,” focusing on five core application areas—acoustic industry, acoustic agriculture, acoustic medicine, acoustic healthcare and wellness, and acoustic IoT technologies. At the same time, the Company extends its expertise to additional sectors such as consumer electronics, providing high value-added and globally competitive acoustic products and integrated solutions that empower industries to enhance efficiency and achieve sustainable development.

At the technical architecture level, the Company combines fundamental acoustic theory with artificial intelligence algorithms to build a core technological system centered on the study and application of non-audible mechanical wave effects.This interdisciplinary field of “Acoustics + AI” continues to expand the boundaries of modern acoustic science. Supported by AI-driven acoustic algorithms, data modeling, and intelligent sensing technologies, Datasea efficiently transforms scientific achievements into industrialized, commercially viable solutions, providing systematic innovations in health regulation, industrial precision processing, environmental protection, and smart agriculture.

From a market performance and development outlook perspective, as of September 30, 2025, representing the first quarter of fiscal year 2026, the Company’s acoustic business continued the strong growth momentum. Datasea remains highly confident in maintaining the growth trajectory and further improving the profitability of its acoustic segment in fiscal year 2026. The Company plans to strengthen its competitive advantages through the scaled sales and international deployment of high-margin acoustic high-tech products and AI multimodal technology solutions, thereby consolidating its leadership in the global market.

At the same time, Datasea places great emphasis on industry-academia-research collaboration and industry leadership. The Company has established in-depth cooperation with top domestic and international research institutions, including the Institute of Acoustics, Chinese Academy of Sciences, the Cloud Computing and Big Data Research Institute of the China Academy of Information and Communications Technology, the Artificial Intelligence Research Institute of Harbin Institute of Technology, and Tsinghua University.

Together, these collaborations drive ongoing innovation in acoustic technologies.

Moreover, Datasea, in collaboration with the Ministry of Industry and Information Technology and other authoritative institutions, jointly released China’s first White Paper on the Acoustic High-tech Industry, which provides a comprehensive analysis of the application prospects of acoustic high-tech across various sectors. This initiative underscores the Company’s leading position in both domestic and global acoustic technology fields and lays a solid foundation for advancing the nationalization and globalization of acoustic technology.

II. Acoustic Technology Innovation

As the core source of competitiveness for its acoustic business, Datasea continues to advance its strategic framework of “Acoustics + AI + Application Scenarios.” Centered on key directions including ultrasound, infrasound, and Schumann resonance, the Company has built a comprehensive technological closed-loop—from fundamental acoustic theory and AI algorithms to multi-scenario applications. By deeply integrating acoustic technologies with artificial intelligence, Datasea has established a diversified technological and application system covering five major fields—industrial, agricultural, medical, health, and IoT—and formed a cross-industry empowerment model of “Acoustics + AI + Vertical Scenarios.” This model is driving the transformation of acoustics from a single-discipline science into a multidimensional, scenario-driven, and industrialized ecosystem. Datasea is accelerating its evolution toward becoming a global leader in acoustic intelligence and AI multimodal integration.

(i) Core Technology System Development

Datasea has deeply integrated frontier advancements in the acoustic field, building a full-chain technological capability that spans research and development, product transformation, and scenario application under a dual-engine structure of “Fundamental Acoustic Theory + AI-Driven Algorithms.”

1.	Breakthroughs in Multi-Band Acoustic Technologies:

The Company continues to advance the research and industrialization of ultrasound, infrasound, and Schumann resonance technologies, unlocking the unique application value of different frequency bands—ultrasound’s cavitation, thermal, and mechanical effects; infrasound’s low-frequency penetration; and Schumann resonance’s synchronization with biological rhythms—providing a robust technical foundation for diversified application scenarios.

2.	AI-Enhanced Acoustic Integration:

AI-driven processing models are embedded into the Company’s acoustic technology framework to optimize the entire process from acoustic signal acquisition, analysis, and modeling to intelligent control. Through dynamic parameter adaptation powered by AI algorithms, Datasea achieves higher precision, efficiency, and adaptability, overcoming the traditional limitations of “fixed parameters and single-use scenarios.”

3.	Scenario-Extended Acoustic Architecture:

Building upon its “Acoustic Core + AI Algorithm Platform + Vertical Scenarios” model, Datasea has established large-scale applications and commercial ecosystems across the five major fields of medical, industrial, agricultural, health, and IoT. With a modular acoustic core, standardized interfaces, and transferable algorithmic models, the Company enables rapid technology reuse and secondary development across diverse scenarios. Looking ahead, this architecture is inherently scalable to additional industries and applications, continuously expanding the boundaries and growth potential of “Acoustics + AI.”

(ii) Technological Innovation and Applications Across Five Core Fields

➢	Acoustic Industrial Field: Empowering Intelligent Manufacturing Across the Value Chain

To address the core needs of industrial manufacturing—quality enhancement, cost reduction, and efficiency improvement—Datasea has implemented a “Acoustics + AI + Industrial Scenario” integration strategy. The Company embeds acoustic technology throughout the entire production lifecycle, from design and processing to inspection and maintenance, forming three core technical systems:

●	Equipment Health Management: Utilizing sound-print recognition and AI-based diagnostic models, the system continuously collects and analyzes operating sound signals of industrial equipment, establishing a “sound data–intelligent diagnosis” platform that enables predictive maintenance and health assessment while minimizing downtime.

●	Precision Processing Enhancement: Through ultrasonic-assisted cutting, welding, and forming, the technology significantly improves the precision and surface quality of hard-to-machine materials such as high-strength alloys and composites.

●	Nondestructive Testing and Safety Assurance: Using ultrasonic and infrasound detection to identify internal defects in complex structural components without disassembly, the Company supports quality traceability and safety compliance under global Industry 4.0 and intelligent manufacturing standards.

These technologies are being deployed in sectors such as energy, automotive, and electronics, building a closed loop of “acoustic acquisition – AI analysis – industrial control” for intelligent manufacturing.

➢	Acoustic Agriculture Field: Dual Engines of Green Sustainability and Efficient Production

Aligned with China’s national strategies of “Green Agriculture” and “Rural Revitalization,” Datasea integrates acoustic technologies across the entire agricultural value chain to create an intelligent agriculture system centered on “sound-based growth stimulation, acoustic pest control, and acoustic quality detection.”

●	Sound-Wave Growth Stimulation: Specific frequency bands are used to stimulate plant cell activity and photosynthesis, improving crop yield and quality while reducing fertilizer dependence and achieving low-carbon, sustainable farming.

●	Acoustic Pest Control: Leveraging insects’ sensitivity to specific acoustic frequencies, the Company develops purely physical, residue-free sound-based pest-repelling systems that substantially reduce pesticide usage.

●	Acoustic Quality Detection: By analyzing sound transmission characteristics, internal density, moisture, and ripeness of crops can be evaluated for intelligent grading and pricing.

Datasea is co-establishing a Joint Acoustic Agriculture Laboratory with research institutions to advance standardization and large-scale deployment of acoustic farming equipment, and to integrate these technologies with agricultural IoT systems for “Smart Agriculture 4.0.”

➢	Acoustic Medical Field: Precision Neuromodulation and Non-Pharmaceutical Intervention

Datasea has established a full-cycle framework for precision intervention in neurological disorders, centered on Low-Intensity Focused Ultrasound (tFUS), forming a closed loop of “detection – analysis – diagnosis – real-time intervention.”

●	Precision Neuromodulation: AI-driven algorithms dynamically adjust ultrasound parameters to achieve non-invasive modulation for neurological conditions such as Parkinson’s disease, epilepsy, depression, and sleep disorders, ensuring high safety and repeatability.

●	Multi-Scenario Medical Adaptation: The Company is developing high-end clinical intervention systems for tertiary hospitals and portable therapeutic devices for community rehabilitation centers, extending neuromodulation from clinical treatment to home-based recovery.

●	Brain-Computer Interface (BCI) Synergy: By integrating BCI with acoustic micro-stimulation, Datasea enables real-time neural signal collection and feedback synchronization, pioneering the next frontier of “acoustic-neural + brain-machine fusion.”

This technology serves as the foundation for Datasea’s medical and consumer-grade product strategy in precision rehabilitation, emotional regulation, and cognitive enhancement.

➢	Acoustic Health and Elderly-Care Field: Full-Scenario Health Protection and Management

In response to the growing global demand for health protection and wellness in the post-pandemic era, Datasea has built a comprehensive sound-based health ecosystem covering environmental sterilization, physiological regulation, cognitive enhancement, and sleep improvement.

●	Green Sterilization Technology: Utilizing ultrasonic cavitation, the Company has developed consumable-free, chemical-free sterilization devices. Third-party laboratory testing verified a 99.83% inactivation rate of COVID-19 within nine seconds, making these products suitable for hospitals, airports, schools, homes, and senior-care facilities worldwide.

●	Sleep and Cognitive Enhancement: By modulating brainwave rhythms through Schumann resonance frequencies, Datasea’s devices help alleviate anxiety, improve sleep quality, and achieve a closed-loop process of “monitoring – intervention – optimization.”

Flagship products such as the Tianer sterilization series and Star Dream sleep-aid systems have become high-margin growth drivers, and the Company is expanding their commercialization into overseas markets.

➢	Acoustic Internet-of-Things (AIoT) Field: Intelligent Perception and Multimodal Connectivity

Through collaboration with top institutions including the Chinese Academy of Sciences and Tsinghua University, Datasea is advancing the integration of acoustics and IoT to establish a complete “acoustic sensing – data acquisition – intelligent decision-making” system:

●	Intelligent Acoustic Sensing: High-sensitivity, low-power acoustic sensors enable real-time environmental monitoring and abnormal sound detection, supporting predictive maintenance, safety alerts, and urban noise management.

●	Multi-Scenario IoT Adaptation: By embedding acoustic sensing and AI decision algorithms into smart-home terminals and smart-city nodes, Datasea enables functions such as voice control, environmental awareness, and public-safety alerts.

●	Global Technology Deployment: Through its wholly owned U.S. subsidiary Datasea Acoustics LLC, the Company is expanding global patent coverage and commercialization, planning cooperative initiatives with international IoT and medical-device enterprises to accelerate worldwide deployment of “Acoustic IoT” solutions.

(iii) Industrialization Support for Technological Innovation

To ensure that technological innovation efficiently translates into commercial value, the Company has established a comprehensive industrialization support system for its acoustic technologies:

●	Closed-Loop R&D Mechanism:
Datasea has developed a full-cycle R&D framework encompassing market demand research, technology development, prototype testing, product iteration, and scenario validation, ensuring that every stage of innovation remains closely aligned with real-world market needs.

●	Third-Party Verification and Compliance System:
All acoustic technology products undergo rigorous third-party laboratory testing—such as virus inactivation testing for disinfection devices and safety and performance validation for medical equipment—and fully comply with relevant regulatory requirements to ensure lawful and reliable market entry.

●	Capacity and Quality Assurance:
The Company continues to expand its precision acoustic manufacturing capacity, enhance production automation, and strengthen quality control systems. Standardized production and process management ensure consistency and stability across products, providing strong production support for large-scale commercialization.

 III. Acoustic Products

Based on the combination of acoustic technology and artificial intelligence, Datasea has successfully developed a series of innovative products, including:

●	Acoustic Health Products: Ultrasonic disinfectants, acoustic sterilizing cleaners, ultrasonic skin repair devices, widely applied in hospitals, airports, hotels, transportation, and other sectors.

●	Acoustic Health: The “Star Dream” brand non-contact sleep aid device, utilizing low-frequency Schumann resonance and brainwave magnetic induction to improve deep sleep quality.

●	Acoustic Medicine: AI medical robots, ultrasonic wrinkle removal devices, ultrasonic fat reduction and body shaping devices, serving the medical aesthetics industry.

New Products in Acoustic Technology Planning

●	Short-Term Plan: Around environmental acoustic technology applications and cardio-brain acoustic technology applications, including：

●	Brain Cortisol Regulation Device: Uses sound wave technology to regulate cortisol concentration in the brain, improving mental state and learning efficiency, applicable in mental health and education fields.

●	Pet Disinfection and Deodorizing Purifier: Utilizes ultrasonic technology to eliminate pet environment odors and provide strong air disinfection, suitable for households and pet-related facilities.

●	Mid-Term Plan:Around environmental acoustic technology applications and cardio-brain acoustic technology applications, including:

●	Food and Water Cleaning and Sterilization Devices: Combines ultrasonic cleaning and sterilization technology to provide convenient home-use products, ensuring food safety and clean drinking water.

●	Cardiovascular Health Products: Develops acoustic technology-based health monitoring and treatment devices for cardiovascular and cerebrovascular systems, promoting innovation in the medical health sector.

●	Long-Term Plan: Precision design and manufacturing of acoustic products, including:

●	Acoustic Agriculture:

○	Ultrasonic Agricultural Product Preservation and Pest Control Devices: Extends the shelf life of agricultural products, reduces pesticide use, and enhances agricultural production efficiency.

○	Acoustic Plant Growth Stimulators: Optimizes plant growth environments through sound wave technology, improving crop yield and quality.

●	Acoustic Industry:

○	Ultrasound-Assisted Liquid-Phase Separation Machines: Enhances liquid separation efficiency in manufacturing, reducing energy consumption.

○	Ultrasonic Metal 3D Printing Technology: Drives the upgrading of the manufacturing industry, enabling high-precision and high-efficiency metal processing.

●	Acoustic Medical and Elderly Care:

○	Develops acoustic technology-based medical devices, such as ultrasonic therapy instruments and acoustic rehabilitation equipment, serving the medical and elderly care sectors.

●	Acoustic Internet of Things (IoT) Technology:

○	Integrates acoustic technology with IoT to develop intelligent acoustic sensors and devices, promoting the development of smart cities and smart homes.

Recent Developments

During the quarter ended September 30, 2025, the Company and its subsidiaries entered into the following material agreements with its key customers:

From May 15, 2025 to July 25, 2025, the wholly-owned subsidiary of the Company, Shenzhen Shuhai Jingwei Information Technology Co., Ltd. (hereinafter referred to as “Shuhai Jingwei”), and Yuxiang Zhiyao (Tianjin) Innovation Technology Co., Ltd. (hereinafter referred to as “Yuxiang Zhiyao”) signed several agreements for the entrusted processing of the air purifier AP450A. The contract amount was RMB 4,742,900, and the contract quantity was 6,460 units. From July 1 to September 30, 2025, a total of 4,869 units of equipment were sold. Revenue from Yuxiang Zhiyao in this period reached RMB3,155,362.83 (approximately US$442,596). The signing and execution of this contract marked a strong start for the sound environment disinfection products to enter the terminal consumption market, laying a solid foundation for future business expansion and brand influence.

In September 2025, the wholly-owned subsidiary of the Company, Shuhai Jingwei and Yuxiang Zhiyao each signed a refurbishment cost agreement. The total number of refurbished units was 3,240, with an income amount of RMB 214,327.76 (approximately US$30,063).

On October 9, 2025, the wholly-owned subsidiary of the Company, Shuhai Jingwei signed a contract with Yuxiang Zhiyao for the entrusted processing of the negative ion sleep device Z5. The contract amount is RMB 1,995,000 and the contract quantity is 2,500 units.

In addition to the aforementioned sales of acoustic intelligent products, from July 1, 2025 to September 30, 2025, Shuhai Jingwei also sold 137 acoustic high-tech products to individual customers, with a total amount of RMB 115,335.59 (approximately US$13,246).

IV. Industry Space and Position of the Acoustic Business

Datasea is deeply rooted in the acoustic high-tech industry and continues to experience rapid growth in technological innovation, product development, and industrial applications. The Company emphasizes extensive domestic and international cooperation to promote the integration of industry, academia, and research. With a strategic focus on the acoustic intelligence sector, Datasea has established five key sub-sectors within the acoustic field—acoustic healthcare, acoustic health, acoustic industry, acoustic agriculture, and acoustic IoT—leading the industry through cutting-edge Acoustic + AI technologies and products.

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

Going forward, Datasea will continue to strengthen its technological and industrial influence by:

1.	Leading the formulation of national and international standards for acoustic high-tech products;

2.	Expanding its participation in clinical validation and regulatory frameworks for acoustic neuromodulation and healthcare devices;

3.	Promoting global collaboration through its U.S. subsidiary, Datasea Acoustics LLC, to drive international patent deployment and product commercialization.

These initiatives further solidify Datasea’s position as a global leader in acoustic intelligence, contributing to both the nationalization and globalization of the acoustic high-tech industry.

V. International Expansion of the Acoustic Business

The international development of acoustic products is a strategic priority for Datasea. Since the establishment of its wholly owned subsidiary, Datasea Acoustics LLC, in Delaware in 2023, the Company has gradually expanded its business operations in the United States. Datasea has partnered with several well-known online e-commerce platforms and brick-and-mortar distributors in the U.S. to broaden the market for its acoustic products, including collaborations with companies such as iPower (NASDAQ: IPW) and Meglio Interiors LLC. In addition, the Company has collaborated with the century-old U.S. intellectual property firm to pursue patent applications and acquisitions, thereby building a robust international intellectual property portfolio.

To support its long-term globalization strategy, Datasea has initiated discussions with several potential strategic partners and venture funds in the United States regarding joint development and acquisition opportunities in precision healthcare and acoustic consumer electronics. These discussions are aimed at integrating R&D, production, and commercialization resources across China and the United States, enabling Datasea to accelerate the global deployment of its high-margin acoustic healthcare and wellness products.

Looking ahead, the Company plans to establish a North American Acoustic Innovation Center under Datasea Acoustics LLC, focusing on technology transfer, localized manufacturing, and clinical research collaborations with medical and academic institutions. This initiative will further enhance Datasea’s international competitiveness, accelerate its path to global commercialization, and position the Company as a world-leading innovator in acoustic intelligence.

VI. Future Outlook for the Acoustic Business

Datasea will continue to deepen its “Acoustic + AI Precision Manufacturing” strategy, leveraging continuous technological innovation to drive global market expansion and reinforce its leadership in the high-tech acoustic sector. Entering fiscal year 2026, the Company’s acoustic business has entered a new stage of industrial scaling, guided by its mission to enable intelligent, non-pharmaceutical, and sustainable health solutions through acoustic technology.

The Company’s acoustic business development strategy unfolds across the following three dimensions:

➢	Technology R&D

Datasea will focus its R&D efforts on five core areas — acoustic industry, acoustic agriculture, acoustic healthcare, acoustic wellness, and acoustic IoT technologies — to further expand the application boundaries of acoustic science. In particular, the Company will deepen research and productization in AI-enhanced ultrasound neuromodulation, brain-computer interface (BCI) interaction, and foot nerve stimulation.

Datasea plans to accelerate the construction of a “detection–analysis–diagnosis–real-time intervention” closed-loop system, integrating low-intensity focused ultrasound (tFUS) with AI algorithms to achieve intelligent control from sound signal acquisition to neural response feedback, thereby strengthening its core technological barriers in acoustic neuromodulation. Through these initiatives, Datasea aims to accelerate the global adoption and industrial upgrading of its high-tech acoustic products, driving the transformation of acoustic science into real-world health and industrial applications.

➢	Market Expansion

Datasea will continue to integrate high-quality resources through strategic mergers, acquisitions, and joint ventures, building a complete global acoustic technology value chain. The Company will adopt a “self-deployment + acquisition integration + strategic partnership” model to establish a multi-tiered business network across North America, Europe, and Southeast Asia.

Through Datasea Acoustics LLC, the Company will establish an overseas sales and patent management center, while collaborating with local universities, research institutions, and medical groups to advance the registration and commercialization of acoustic healthcare products in international markets. These initiatives will enhance Datasea’s global presence and reinforce its brand influence worldwide.

➢	Talent and Production Capacity

Datasea is committed to cultivating an international R&D ecosystem by attracting cross-disciplinary talent in acoustics, AI, neuroscience, and material engineering. The Company will continue to expand its precision acoustic manufacturing capacity, improve its production automation and quality control systems, and establish joint research centers with global academic institutions. These initiatives will ensure strong technical and operational support for the Company’s long-term global strategy.

Together, these strategic initiatives will enable Datasea to continuously strengthen its leadership in the global “Acoustic + AI” high-tech industry, accelerate the industrialization and capitalization of acoustic intelligence, and drive the Company toward a higher-quality growth cycle, creating sustained and exceptional long-term value for shareholders, partners, and users worldwide.

Segment II-5G+ AI multimodal digital

Our achievements of AI Multimodal digital

As one of China’s leading service providers in the 5G+AI multimodal digitalization sector, Datasea continues to strengthen its leadership through technological innovation, industrial application, and large-scale commercial deployment. Building upon the solid foundation established in fiscal year 2025, the Company further upgraded its AI multimodal intelligent platform in the first quarter of fiscal year 2026, integrating the latest DeepSeek 2.0 distributed training system and optimized Transformer-based multimodal architecture. These advancements enable Datasea to achieve higher data throughput, faster decision processing, and more precise multimodal interaction capabilities.

From a technical perspective, the platform has evolved into a next-generation AI-driven multimodal computing infrastructure, capable of processing massive datasets across text, voice, image, video, and sensor data in real time. The introduction of reinforcement learning algorithms and low-latency 5G edge computing nodes allows the platform to deliver AI services with millisecond-level response speed, ensuring high reliability and scalability for enterprise-level deployments.

In functionality, Datasea’s platform now supports full-process intelligent automation, covering data acquisition, adaptive analysis, predictive decision-making, and feedback optimization. With continuous enhancement of its core AI models, the platform provides precise and personalized solutions for clients across multiple industries. These capabilities drive operational efficiency, optimize user engagement, and reduce business costs by up to 30%.

In terms of practical application value, Datasea’s platform has demonstrated strong commercial capabilities. At present, the platform’s services cover several key sectors, including new media, digital rural development, and finance. Through the deep integration of AI and big data, customer satisfaction has consistently remained above 95%, underscoring the platform’s technological sophistication and commercial viability.

These advances have solidified Datasea’s position as an industry benchmark for intelligent multimodal communication systems. By integrating AI generative models, multimodal semantics, and 5G connectivity, Datasea is not only redefining enterprise digital interaction but also pioneering a new paradigm of AI-powered intelligent services.

Looking ahead, the Company will continue to accelerate the commercialization of its multimodal platform, expand strategic cooperation with global technology partners, and enhance cross-border data service capabilities. Through sustained innovation and market scaling, Datasea aims to establish a world-class multimodal digital ecosystem empowering intelligent connectivity across industries worldwide.

I. Technological Innovation of 5G+AI

At the forefront of 5G and artificial intelligence integration, Datasea has further enhanced its distinctive technological framework, driving the next leap in multimodal digital services.

Entering fiscal 2026, the Company upgraded its core architecture with DeepSeek 2.0 distributed training and Transformer-based multimodal alignment models, significantly boosting cross-modal reasoning and generative intelligence performance.

➢	Core Technical Architecture:

Datasea has independently developed a unified Transformer model architecture capable of processing multimodal inputs—audio, text, image, video, and sensor signals—in parallel through advanced self-attention and cross-attention mechanisms. The model achieves adaptive learning and semantic alignment across modalities, overcoming the traditional challenge of “cross-modal semantic inconsistency.

This architecture demonstrates exceptional performance in image-text correlation analysis, audio-video synchronization, and speech-to-semantic conversion, forming a strong technological foundation for Datasea’s AI applications across industrial, healthcare, retail, and consumer sectors.

The Company also established a three-engine system comprising AIUC (Understanding Engine), AIGC (Generation Engine), and AGENT (Action Engine), forming a universal capability framework for multimodal intelligence. This architecture enables a full-cycle intelligent process—from data comprehension and content generation to task execution—supporting multi-language understanding, video synthesis, speech generation, and interactive AI experiences.

➢	Algorithm and Model Optimization: By integrating DeepSeek’s distributed training methods, our platform has achieved notable advancements across several critical domains:

●	Natural Language Processing: Enables high-quality text generation and multilingual translation.

●	Intelligent Programming: Supports automatic code generation, debugging, and optimization.

●	Logical Reasoning: Establishes chain-of-thought output to enhance decision-making quality.

In terms of data security and compliance, Datasea employs Multi-Party Computation (MPC) and Trusted Data Space (TDS) frameworks to ensure data privacy and integrity throughout transmission, storage, and computation.

This secure architecture allows “data availability without visibility,” ensuring compliant and traceable use of AI and data resources, and providing a trusted foundation for intelligent analysis and decision-making.

➢	Core Capabilities of the Intelligent System

Datasea’s 5G+AI intelligent analysis system now embodies four core capabilities:

1.	Dynamic Resource Allocation: Automatically distributes computing resources based on real-time workload.

2.	Anomaly Detection & Proactive Alerting: Predicts and prevents system failures through multimodal pattern recognition.

3.	Adaptive Process Optimization: Continuously enhances workflow efficiency through AI feedback loops.

4.	Knowledge Graph Integration: Connects disparate data sources to enable semantic decision automation.

Empowered by 5G’s low latency and high bandwidth, these technological breakthroughs have greatly improved feature recognition accuracy, reduced model training costs by approximately 25%, and generated tangible business value for enterprises.

Together, these advancements underscore Datasea’s leadership in 5G+AI integrated applications. Moving forward, the Company will continue to invest in frontier research, expand industry-specific use cases, and build a globally competitive multimodal digital ecosystem empowering the next wave of intelligent transformation.

II. 5G+AI Product and Application Scenarios

In the era of accelerated digital transformation, the demand for 5G+AI multimodal digital applications is experiencing rapid growth across industries. Leveraging its advanced multimodal data processing platform, Datasea has built an intelligent digital ecosystem that integrates text, image, voice, and video data to support enterprises and organizations in achieving intelligent upgrades, operational efficiency, and sustainable growth.

Datasea’s 5G+AI multimodal solutions are divided into two major application layers:

(1)	core customer-oriented digital solutions that directly serve enterprise and consumer markets; and

(2)	extended industrial application scenarios that empower broader sectors with intelligent transformation capabilities.

Core Customer-Oriented Solutions

Datasea’s multimodal technologies are reshaping digital service models across multiple industries. By integrating visual, voice, and textual data, the Company provides high-value digital solutions in the following four key customer segments:

●	Digital Solutions for Small and Micro Enterprises:

Integrates membership management, intelligent marketing, and customer engagement tools to help small and micro enterprises lower digitalization barriers, improve marketing efficiency, and achieve intelligent business operations.

●	New Media Marketing Solution:

Combines AIGC (AI-Generated Content) and AI digital human technologies to realize automated content creation, precision distribution, and campaign performance tracking, helping brands achieve low-cost, high-conversion digital marketing and strengthen consumer engagement.

●	Digital Rural Development Solution:

Provides smart agriculture management, rural logistics coordination, and remote public services in response to China’s Rural Revitalization Policy, promoting intelligent governance, data-driven decision-making, and sustainable agricultural development.

●	Beauty and Healthcare Digitalization Solution:

Offers end-to-end digital management systems for offline wellness and beauty stores, enabling integrated operations, intelligent customer management, and synergy with Datasea’s acoustic hardware business for enhanced service efficiency and user experience.

Extended Industrial Application Scenarios

Beyond the above core markets, Datasea’s 5G+AI multimodal digital technology has been widely adopted across multiple high-value industrial sectors, accelerating intelligent transformation and creating new business models:

●	Communication, Logistics, and Smart Delivery:

Utilizes 6G communications, IoT, and AI-based scheduling to optimize logistics routing, enable real-time tracking, and enhance nationwide logistics efficiency.

●	Smart Healthcare:

Integrates multimodal data from CT, MRI, ultrasound, and pathology images with AI detection algorithms to support remote diagnostics, lesion identification, and personalized health management.

●	Smart Manufacturing: Combines 5G connectivity with multimodal sensing and AI analytics to automate production processes, perform predictive maintenance, and ensure product quality stability.

●	Education and Training:

Creates immersive learning experiences by merging text, audio, and visual content. AI digital tutors and virtual training environments enhance engagement and comprehension for students and professionals.

●	Finance and Risk Management:

Employs multimodal data fusion and 5G real-time analytics for precise credit assessment, fraud detection, and transaction risk control, improving decision-making accuracy by over 20%.

●	Security and Smart City Management:

Fuses video analytics, acoustic sensing, and AI forecasting models to enable proactive risk detection and emergency response, improving urban safety and governance efficiency.

In summary, Datasea’s 5G+AI multimodal technology holds broad potential across both consumer-oriented and industrial application domains. By empowering enterprises, institutions, and communities with intelligent, data-driven digital capabilities, Datasea is accelerating the transformation of multiple industries and solidifying its position as a leader in AI-driven multimodal innovation.

III. Recent Developments in the 5G+AI Business

Key Customers and Agreements

For the three months ended September 30, 2025，our revenues were $13,813,551. The Company has optimized its product structure, increased the sales of high-margin products such as acoustic intelligent products and 5G AI multimodal technology solutions, and carried out revenue optimization for the 5G AI multimodal traffic business, which had a relatively low gross profit margin during the market expansion period.

On September 12, 2025, Shuhai Beijing signed an agreement with Anhui Gukai Business Co., LTD. (hereinafter referred to as “Anhui Gukai”). Relying on its AI multi-modal technology capabilities, Shuhai Beijing will focus on the e-commerce scenario and create a full-chain module covering “product display - payment service - order service - customer relationship management”.

The objective of the platform development plan is to support the customization of localized content for product display according to the target market. The payment module integrates multiple payment interfaces and synchronously optimizes the regional payment conversion rate. Customer management integrates regional user behavior data to generate precise profiles.

In addition, the AI engine can intelligently recommend the time and channel for product placement, and the data monitoring module can track the product placement effect in real time, helping the client achieve precise placement in multi-channel e-commerce marketing, reduce costs and improve conversion rates. As of September 30, 2025, revenue of RMB 2,075,471.70 (approximately US$291,121.67) was obtained from Anhui Gukai.

On September 12, 2025, Shuhai Beijing signed an agreement with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., LTD. (hereinafter referred to as “Yuxiang Zhiyang”). Shuhai Beijing has its own independently developed 5K-AI multimodal new media marketing service platform, providing Yuxiang with specialized services for mature system solutions based on cutting-edge technology architectures.

The customized new media marketing service platform solution will focus on supporting the Douyin live-streaming sales and smart home appliance marketing scenarios of Yuxiang Oxygen Production, covering product promotion, user interaction, and live-streaming e-commerce conversion. It will help Yuxiang Oxygen Production build a precise marketing and brand communication system in the Douyin live-streaming sales and smart home appliance marketing scenarios. As of September 30, 2025, revenue of RMB 2,169,811.32 (approximately US$ 304,354.48) was obtained from Yuxiang Smart Oxygen.

On September 13, 2025, Shuhai Beijing signed an agreement with Beijing Shuhai Culture Media Co., LTD. (hereinafter referred to as “Culture Media”). Shuhai Beijing has its own independently developed 5K-AI multimodal new media marketing service platform, providing Culture Media with mature system solution specialized services based on cutting-edge technology architecture.

The new media marketing service platform helps the entire industry with marketing services. Relying on the 5G multi-modal form, the platform can form AI intelligent marketing based on the core technology of the group. With content creation and management, data monitoring and analysis, user operation and interaction as marketing themes, it can send advertisements, manage advertisements, and mark the placement areas and attributes, achieving the precise placement function of new media marketing. As of September 30, 2025, revenue from culture and media was RMB 2,264,150.94 (approximately US$317,587.28).

Datasea’s 5G+AI multimodal digital platform offers comprehensive and intelligent digital solutions to a wide spectrum of industry clients, spanning from small and micro enterprises to large-scale corporations. By deeply integrating advanced AI technologies with the high-efficiency connectivity capabilities of 5G networks, Datasea not only significantly optimized clients’ business processes but also continuously innovated digital service models, business models, ofering robust technological support for sustainable growth.

During the reporting period, the Company’s primary revenue was derived from service fees related to its 5G+AI multimodal digital business. From July 1 to September 30, 2025, this segment generated revenue of USD 13.32 million. This performance was mainly driven by the rapid expansion of China’s 5G+AI multimodal digital industry, where the Company has maintained a leading position through its first-mover advantages and advanced technological capabilities. Meanwhile, the continuously expanding customer base further supported the steady growth of the business, helping the Company sustain a stable revenue scale within its core operations.

Although the Company’s overall revenue experienced a temporary decline during the reporting period, the 5G+AI multimodal digital business, as the core revenue driver, continued to demonstrate strong resilience and long-term growth potential. Its stable performance was primarily supported by two key factors:

(1)	the rapid development of China’s 5G+AI multimodal digital industry, which provides broad market opportunities and favorable policy support for the Company; and

(2)	the continuous expansion of the customer base and deeper technological penetration, which further reinforced this segment’s position as a crucial pillar in the Company’s overall revenue structure.

In terms of business composition, several of the Company’s technical solutions— such as 5G+ AI multi-modal services for small, medium and micro enterprises, 5G+ AI multi-modal digital rural services, and 5G +AI multi-modal new media marketing services— have achieved commercial revenue realization, generating a total of RMB 6.53 million (approximately USD0.92 million). This signifies that the Company’s 5G+AI multimodal digital business has been fully implemented and entered a stage of rapid expansion. Meanwhile, these solutions are characterized by high gross margins, which have effectively elevated the Company’s overall profitability and demonstrated continuous improvement in profit quality through technological innovation and structural optimization.

ESG and Corporate Governance – Quarterly Update

During this quarter, Datasea continued to advance its Environmental, Social, and Governance (ESG) framework with a stronger emphasis on corporate governance, internal control, and data transparency.

Compared with the previous quarter, this quarter’s efforts focused on strengthening board oversight, enhancing supply chain compliance, and embedding measurable governance accountability into the Company’s daily operations.

Corporate Governance and Transparency Enhancement

To further improve its governance structure and ensure transparent, compliant operations, Datasea implemented the following measures during the quarter:

●	Independent Director Expertise: The newly appointed independent director brings extensive internal control and risk management experience from a leading Chinese securities firm, further enhancing the Board’s oversight capability in compliance and financial governance.

●	Internal Control and Audit Strengthening: The Company completed a special review of its internal control over financial reporting and launched a quarterly compliance self-assessment mechanism across its subsidiaries and VIE structure to ensure transparency and consistency with SEC and Nasdaq regulatory requirements.

●	Disclosure and Compliance Coordination: Datasea established a quarterly ESG and governance disclosure review mechanism, jointly overseen by independent directors and senior management, to ensure the accuracy, completeness, and consistency of public filings and ESG data.

●	Whistleblower and Anti-Fraud Mechanism: The Company upgraded its internal reporting and investigation system, adding a dedicated module to the ESG data platform that supports anonymous reporting, case tracking, and remediation monitoring, ensuring accountability and ethical conduct.

These initiatives have strengthened Datasea’s governance framework and enhanced its transparency, providing a solid foundation for investor confidence, regulatory compliance, and long-term value creation.

Green Operations – Enhanced Practices

Shenzhen Jingwei (Shenzhen) Information Technology Co., Ltd.,Datasea’s Shenzhen subsidiary continued upgrading its green office operations:

●	Introduced a smart waste sorting system with a dedicated biodegradable waste channel, increasing sorting accuracy for recyclables to 91%;

●	Optimized paperless workflows, resulting in a 38% year-over-year reduction in quarterly paper consumption—equivalent to saving approximately 120 mature trees;

●	Office energy consumption per square meter: 0.72 kWh/㎡, a 15% decrease year-over-year.

Employee Development and Innovation Enablement

The Company further improved its talent development system:

●	ESG training coverage among employees rose to 85%, a 10 percentage point increase over the previous quarter;

●	The number of adopted internal green proposals grew by 35%.

Building the ESG Ecosystem

The following mechanisms were optimized this quarter:

1.	Internal ESG Action Points Program: Over 90% employee participation, with a cumulative total of more than 12,000 kilometers of green commuting completed;

2.	ESG Data Transparency Platform: Added a supply chain carbon footprint tracking module, enabling real-time data integration from the majority of Tier 1 suppliers.

Outlook

Moving forward, Datasea will continue to evolve its ESG strategy toward a governance-centered, data-driven, and performance-based model.

The Company plans to implement supplier carbon accounting and scoring mechanisms, enhance board-level risk and compliance oversight, and link executive performance metrics with ESG objectives.
Through these actions, Datasea aims to set a new governance benchmark among Nasdaq-listed technology companies, ensuring that transparency, accountability, and sustainability remain integral to its long-term growth strategy.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ending September 30, 2025 and 2024, the Company had a net loss of approximately $0.20 million and $1.96 million, respectively. The Company had an accumulated deficit of approximately $44.73 million as of September 30, 2025, and cash flow from operating activities of approximately $0.88 million and $(0.73) million for the three months ended September 30, 2025 and 2024, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of September 30, 2025, the Company had cash of $745,264.

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

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our consolidated financial statements included in this report.

New Software Copyright Acquired from July 1, 2025 to September 30, 2025

Software Copyright Owned by Shuhai Beijing

No.	Certification	Certificate No.
1	Multi-modal Data Intelligent Fusion Analysis System	Ruan Zhu Deng Zi No.16017456
2	Visual-linguistic joint emotion recognition system	Ruan Zhu Deng Zi No. 16019239
3	Sleep aid device user effectiveness analysis system	Ruan Zhu Deng Zi No. 16017039
4	Multi-modal Data Asset Precise Analysis System	Ruan Zhu Deng Zi No.16110664
5	Consumer Comprehensive Annotation System	Ruan Zhu Deng Zi No. 16295048
6	Service Provider Marketing Service System	Ruan Zhu Deng Zi No. 16295075
7	Multi-modal Marketing Plan Management System	Ruan Zhu Deng Zi No. 16295118
8	AI Multimodal Order Analysis System	Ruan Zhu Deng Zi No. 16295142

Software Copyright owned by Xunrui Technology

No.	Certification	Certificate No.
1	5G-AI Multi-modal Big Health Management Platform V1.0	Ruan Zhu Deng Zi No.16289179
2	5G-AI Multi-modal Digital Rural Service Platform V1.0	Ruan Zhu Deng Zi No. 16289834
3	5G-AI Multi-modal Email Reading and Management Platform V1.0	Ruan Zhu Deng Zi No.16281116
4	AI Intelligent Marketing Management Platform V1.0	Ruan Zhu Deng Zi No. 16278887
5	5G-AI SMS Delivery Platform V1.0	Ruan Zhu Deng Zi No.16289816

Patents that are currently under application from July 1, 2025 to September 30, 2025

Patent owned by Shuhai Beijing

No.	Certification	Request No.
1.	A brain-computer interface method and system based on real-time closed-loop vibration enhancement	ZL 2025111467773
2.	A human-computer interaction method based on multi-modal data	ZL 202510900234X
3.	A signal enhancement method and system for brain-computer interface based on acoustic wave coupling	ZL 2025111905621

Results of Operations

Comparison of the three months ended September 30, 2025, and 2024

The following table sets forth the results of our operations for the three months ended September 30, 2025, and 2024, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2025	% of Revenues	2024	% of Revenues
Revenues	$13,813,551		$21,081,094
Cost of revenues	12,644,459	91.5%	20,884,113	99.1%
Gross profit	1,169,092	8.5%	196,981	0.9%
Selling expenses	393,817	2.9%	996,049	4.7%
Research and development	512,924	3.7%	103,079	0.5%
General and administrative expenses	550,974	4.0%	1,128,403	5.4%
Total operating expenses	1,457,715	10.6%	2,227,531	10.6%
Loss from operations	(288,623)	(2.1)%	(2,030,550)	(9.6)%
Non-operating income, net	87,464	0.6%	59,881	0.3%
Loss before income taxes	(201,159)	(1.5)%	(1,970,669)	(9.3)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest	(201,159)	(1.5)%	(1,970,669)	(9.3)%
Less: loss attributable to noncontrolling interest	(133)	(0.001)%	(8,680)	(0.04)%
Net loss to the Company	(201,026)	(1.5)%	(1,961,989)	(9.3)%

Revenues

For the three months ended September 30, 2025, revenue was $13,813,551, compared with $21,081,094 in the same period last year. Revenue decreased by $7,267,543, or 34.47%. The main reason for the decline in revenue lies in the Company’s proactive contraction of its low-margin 5G AI multimodal traffic business and its continuous optimization of the overall business structure, focusing on high-value-added sectors. Despite a decline in revenue, the Company’s gross profit margin significantly increased from 0.93% in the same period of the previous year to 8.46%, demonstrating the effectiveness of the Company’s business transformation oriented towards profit quality.

The increase in gross profit margin is mainly attributed to multiple factors such as the optimization of product structure, the adjustment of pricing strategy and the strengthening of cost control.

Firstly, the Company has made strategic adjustments to its business structure. The data from the 2025 annual report has already shown that the proportion of high-margin products and solutions has significantly increased. Acoustic intelligent products and 5G AI multimodal digital solutions have become the main growth engines. This quarter, the sales proportion of acoustic health sleep products, air disinfection products and other series of products has increased, driving the overall gross profit margin to grow. Meanwhile, the Company has proactively reduced its standardized 5G multimodal traffic business with relatively low gross profit margins and shifted to a high value-added revenue structure characterized by technology-driven and customized features, achieving a transformation from “scale growth” to “value growth”.

Secondly, in terms of pricing strategy, the Company gradually reduces promotional and discount activities oriented towards market expansion, and increases the average selling price through rational pricing. Although the order volume slightly declined in the short term, the profitability of individual items and the efficiency of cash recovery have significantly improved, thereby enhancing the overall gross profit margin.

Thirdly, the Company continuously reduces the costs of hardware manufacturing and system deployment through technological progress and supply chain optimization. The Company focuses on the direction of “high-end + lightweight”, targeting high-value-added customers while also taking into account the demands of the lower-tier markets, achieving a balance between cost and performance in product design. By deepening cooperation with core suppliers, strengthening component integration and optimizing procurement strategies, the Company has significantly reduced hardware costs.

Overall, the above-mentioned structural optimization has enabled the Company to proactively reduce the scale of low-margin businesses while replacing some low-price orders with high-tech and high-margin products and services. This has led to a short-term decline in revenue, but has significantly enhanced the overall profit level. In line with the differentiated product positioning, the Company has implemented a combined pricing strategy, consolidating the achievements of gross profit margin improvement through a multi-level product structure and further optimizing the profit structure.

Overall, the temporary decline in revenue is an active choice made by the Company during the process of optimizing its business structure, while the significant increase in gross profit margin marks a phased achievement of the Company’s shift from pursuing scale expansion to focusing on profit quality and sustainable growth. We believe this transformation can effectively lay a solid foundation for the Company’s future profit growth and long-term competitiveness.

Cost of Revenues

For the three months ended September 30, 2025, we recorded a cost of revenues of $12,644,459, compared to $20,884,113 for the same period in 2024, reflecting a decrease of $8,239,654 or 39.5%. The cost of revenues for the three months ended September 30, 2025, was primarily driven by 5G AI multimodal digital platform fees and cloud platform construction costs paid to suppliers. The decrease in the cost of revenues was mainly due to the less revenue generated from the 5G AI multimodal digital segment.

For the three months ended September 30, 2025, the costs were as follows: $12.30 million for 5G AI multimodal digital, $344,354 for the acoustic intelligence business, and the cost of other was $1,289. For the three months ended September 30, 2024, the cost of 5G AI multimodal digital was $20.88 million, the cost of smart city was $1,716, and the cost of other was $409.

Gross Profit

Gross profit for the three months ended September 30, 2025, was $1,169,092 compared to $196,981 for the three months ended September 30, 2024, representing an increase of $972,111. This increase in gross profit was primarily driven by increased sales of high-margin products during the three months ended September 30, 2025 as a result of the Company’s adjusting of its revenue focus on high margin products and services.

Gross margin was 8.5% for the three months ended September 30, 2025, compared to 0.9% for the same period in 2024. The improvement in gross margin was primarily driven by the rapid growth of high-margin customized solution projects, along with the Company’s significant increase in market share. The growth in gross profit indicates that the Company has substantial development potential in its operations, including:

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses for the three months ended September 30, 2025 were $393,817, compared to $996,049 for the same period in 2024, reflecting a decrease of $602,232, or 60.5%. The decrease was mainly due to the decrease of advertising and marketing expenses by $606,071 and decreased service fee by $16,612, which was partly offset by increased payroll expense by $3,625, and increased rent expense and property management fee by $17,386.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products, while continuing to develop 5G-related applications. We incurred R&D expenses of $512,924 and $103,079 during the three months ended September 30, 2025 and 2024, respectively, representing an increase of $409,845 or 397.6% as compared to the same period of 2024.

Research and development expenses for the three months ended September 30, 2025, totaled $512,924. The Company’s research and development efforts have yielded several significant outcomes, including:

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

General and administration expenses decreased $577,429, or 51.2% from $1,128,403 during the three months ended September 30, 2024, to $550,974 during the three months ended September 30, 2025. The decrease was mainly due to decreased professional service fee by $462,196, decreased meal and entertainment expense by $22,630, decreased rent expense by 32,715, decreased welfare expense by $17,574, and decreased amortization expense of intangible asset by $31,075, which was partly offset by increased payroll expense by $15,062.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income was $87,464 for the three months ended September 30, 2025, consisting mainly of interest income of $22 and other income of $87,442. Non-operating income were $59,881 for the three months ended September 30, 2024, consisting mainly of interest income of $4,055 and other income of $55,826.

Net Loss

We generated net loss of $201,026 and $1,961,989 for the three months ended September 30, 2025 and 2024, respectively, a $1,760,963 or 89.8% decrease by comparing with the same period of 2024. The decrease in net loss was mainly due to increase in gross profit and decrease in operating expenses as explained above.

Accounts receivable

The operating revenue of the three months ended September 30, 2025, was $13,813,551, the balance of accounts receivable was $1,171,918 at September 30, 2025. In the same period last year, the operating revenue was $21,081,094, and the accounts receivable balance was $18,445 at September 30, 2024. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of September 30, 2025, we had a working capital deficit of $1,364,756 or a current ratio of 0.67:1, and current assets in the amount of $2,717,887. As of June 30, 2025, our working capital deficit was $704,978, with a current ratio of 0.81:1, and current assets were $2,922,272.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2025 and 2024, respectively.

	2025	2024
Net cash provided by (used in) operating activities	$879,299	$(732,655)
Net cash used in investing activities	$(1,551,009)	$(47,520)
Net cash provided by financing activities	$792,022	$1,490,992

Cash Flow from Operating Activities

Net cash provided by operating activities was $879,299 during the three months ended September 30, 2025, compared to net cash used in operating activities of $732,655 during the three months ended September 30, 2024, a decrease in cash outflow of $1,611,954.

The decrease in cash outflow was mainly due to (1) decreased cash outflow on prepaid expenses and other current assets by $457,066, (2) decreased cash outflow in accounts payable by $709,705, and (3) decreased net loss by $1.76 million, which is partly offset by decreased payment received from customers for unearned by $1.21 million.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1.55 million for the three months ended September 30, 2025, which consisted of cash paid for acquisition of intangible assets by $1.55 million. Net cash used in investing activities totaled $47,520 for the three months ended September 30, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $2,752, and cash paid for acquisition of intangible assets by $44,768.

Cash Flow from Financing Activities

Net cash provided by financing activities was $792,022 during the three months ended September 30, 2025, which was from net proceeds from related parties of $90,683, and proceeds from loans of $701,339. Net cash provided by financing activities was $1,490,992 during the three months ended September 30, 2024, which was from the net proceeds from sale of our common stock through an equity financing of 1,958,751, which was partly offset by repayment of loan payables of $40,815 and repayment to related parties of $426,944.

Loan from banks

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $619 interest expense for this loan. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $978 interest expense for this loan. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $2,786 interest expense for this loan. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $1,221 interest expense for this loan. On May 27, 2025, the loan was paid in full.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $nil and $3,034 interest expense for this loan. On June 19, 2025, the loan was paid in full.

On March 31, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $4,947 and $nil interest expense for this loan. As of September 30, 2025, $844,417 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 20, 2025, Guozhong Times entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 3.00% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $3,226 and $nil interest expense for this loan. As of September 30, 2025, $422,208 was recorded as current liabilities.

On May 21, 2025, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 1,000,000 ($139,692) with a term of 12 months with a fixed annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $1,736 and $nil interest expense for this loan. As of September 30, 2025, $140,736 was recorded as current liabilities. Liu Zhixin is the guarantor of this loan agreement.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 1,500,000 ($210,500) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 11, 2025, Shuhai Beijing entered another credit line agreement with Bank of China for the amount of RMB 2,500,000 ($350,800) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $3,298 and $nil interest expense for this loan. As of September 30, 2025, $562,944 was recorded as current liabilities. Liu Fu is the guarantor of these two credit lines.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 2.70% to be paid every 21st of each month. For the three months ended September 30, 2025 and 2024, the Company recorded and paid $2,903 and $nil interest expense for this loan. As of September 30, 2025, $422,208 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On September 23, 2025, Shuhai Beijing entered a credit line agreement with China Construction Bank for the amount of RMB 3,000,000 ($422,208) with a term of 36 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.55% to be paid every 20th of each Month. As of September 30, 2025, $422,208 was recorded as long term liabilities. Liu zhixin is the guarantor of this loan agreement.

On September 30, 2025, Guozhong Times entered a loan agreement with Bank of China for the amount of RMB 2,000,000 ($281,472) with a term of 12 months with an annual interest rate of 2.35% to be paid every 21st of the third months of each quarter. As of September 30, 2025, $281,472 was recorded as current liabilities. Liu zhixin is the guarantor of this loan agreement.

Financial index analysis

For the three months ended September 30, 2025 and September 30, 2024, the Company’s gross profit was $ 1,169,092 and $ 196,981, respectively. Gross profit increased by $ 972,111 from the same period last year, an increase of 493.50% from the same period last year, and the current period increased market share and revenue significantly, so the gross margin increased simultaneously. The increase in gross profit margin means that the Company’s development and operation has great potential ability. The reasons for the increase in gross profit are analyzed as follows:

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

For the three months ended September 30, 2025 and September 30, 2024, the research and development expenses were $512,924 and $103,079 respectively. The investment in research and development increased by $409,845, representing a 397.60% growth compared to the same period last year. Through increasing research and development investment, we are actively laying out new product tracks. This strategic investment reflects that the Company is accumulating strength and injecting strong momentum for future performance growth. This forward-looking layout will not only help us seize the technological high ground in emerging markets, but also build a product matrix advantage for the future. We firmly believe that the current continuous investment in innovation will surely translate into tomorrow’s market leadership and sustained growth in value returns.

For the three months ended September 30, 2025 and September 30, 2024, the operating expenses were $1,457,715 and $2,227,531 respectively. The operating expenses decreased by $769,816, representing a 34.56% reduction compared to the same period last year.

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

As of September 30, 2025 and June 30 2025, the Company’s cash balance was $745,264 and $620,807, respectively, an increase of $ 124,457, or 20.04%, from the beginning of the period. The main reason is that the Company successfully obtained bank loans and an increase in gross profit during this period enhanced the visibility of the Company, enhanced the competitiveness of the Company, provided strong financial support for the Company’s business expansion and projects, and used for technology research and development, market expansion, corporate brand building, etc., laying a solid foundation for the sustainable development of the Company.

The increased demand for products and services brought about by the Company’s increased sales revenue and the expansion of financing channels brought about by a number of capital inflows, the Company to optimize the asset structure, enhance the corporate capital capacity and liquidity.

As of September 30, 2025 and June 30, 2025, the intangible assets were $4,613,692 and $ 3,495,984 respectively. The intangible assets increased by $ 1,117,708, representing a 31.97% increase compared to the beginning of the period .

Increasing the proportion of intangible assets indicates that the Company is undergoing a strategic transformation towards a “light-asset, high-value” model. Through external acquisition patents related to AI multi-modal digital business, enterprises can quickly obtain mature technologies and resources, respond promptly to market changes, seize the initiative, and efficiently expand new fields, new markets or new product lines with such assets. While actively laying out external resources, the Company still insists on internal research and development, maintaining a continuous and organic innovation capability, which lays a solid foundation for its long-term stable development.

As of September 30, 2025 and June 30, 2025, the outstanding bank loans were $2,673,985 and $2,374,767 respectively. The amount increased by $ 299,218 , representing a 12.60% increase compared to the beginning of the period. The increase in the bank’s short-term loan all come from well-known Chinese banks, such as China Construction Bank and Bank of China, directly reflects the Company’s excellent credit standing, healthy financial performance, and stable debt repayment capacity. This move not only enhances our financial liquidity, providing a solid guarantee for seizing market opportunities, but also indicates that the bank holds a highly optimistic attitude towards our future development prospects, heralding a more stable bank-enterprise partnership.

For the three months ended September 30, 2025 and September 30, 2024, the gross profit margins were 8.46% and 0.93% respectively. The overall gross profit margin of the Company has significantly improved. This positive change is mainly attributed to the Company’s proactive and successful product structure optimization strategy, which strategically increased the sales proportion of high-margin products. The core driving factors come from two innovative product lines: acoustic intelligent products and 5G-AI multi-modal technology solutions. This financial result not only proves the correctness of the Company’s strategic decisions, but also clearly reflects that our product innovation has been recognized by the market, and the enterprise is steadily developing in the direction of high quality and high efficiency.

For the three months ended September 30, 2025 and September 30, 2024, the Company’s losses were $ 201,026 and $ 1,961,989 respectively. The Company’s losses have significantly decreased, and its business situation has shown a stable and recovering trend. This indicates that the strategic adjustments, cost control, and business optimization measures implemented by the Company have begun to yield results, and they have started to achieve substantial revenue generation. This positive change marks that the Company’s operations have gradually returned to normal, laying a solid foundation for our anticipation of future profit prospects. The Company’s future development is promising.

As of September 30, 2025 and June 30, 2025, the shareholders’ equity was $3,023,673 and $2,952,208 respectively, increasing by $71,465, representing a 2.42% increase compared to the beginning of the period. The increase in the total shareholder equity of the Company is a core indicator of the enhancement of the enterprise’s capital strength. It not only directly boosts the intrinsic value of the enterprise but also significantly enhances its financial stability and resilience in resisting internal and external risks, laying a solid foundation for the enterprise’s sustainable operation and long-term development.

Q1 FY2026 Outlook and Strategic Priorities

Overview

Building upon the strong growth momentum and technological breakthroughs achieved in fiscal year 2025, Datasea Inc. has entered fiscal year 2026 with a solid foundation and a clear focus on profitability, global expansion, and technology-driven transformation. The Company’s dual business engines—Acoustic High-Tech and AI Multimodal Digitalization—continue to reinforce each other, driving cross-industry integration and sustained revenue growth.

Datasea’s management expects fiscal year 2026 to mark a pivotal year characterized by accelerated commercialization of its proprietary “Acoustics + AI + Application Scenarios” strategy, deeper international market penetration, and optimization of its product and service portfolio to enhance overall margins and long-term competitiveness.

➢	Strengthened R&D Investment and Technological Upgrading

Datasea will continue to expand R&D investment to advance its acoustic and AI multimodal technology platforms.

●	In the acoustic segment, the Company will focus on deepening the industrialization of its low-intensity focused ultrasound (tFUS) and AI-driven neuromodulation technologies, expanding applications from medical intervention and health management to industrial diagnostics and precision agriculture.

●	Datasea will also accelerate next-generation product development based on multi-band acoustic systems (ultrasound, infrasound, and Schumann resonance), aimed at forming scalable and standardized technology modules adaptable to various industries.

●	In the AI multimodal segment, the Company plans to upgrade its distributed training architecture and Transformer-based multimodal models to enhance cross-modal data understanding, intelligent prediction, and generative capabilities. The integration of DeepSeek 2.0 will further improve the efficiency and scalability of multimodal digital solutions.

➢	Market Expansion and Globalization

Datasea’s strategic focus for fiscal year 2026 is to expand international commercialization while consolidating domestic market leadership.

●	In the United States, through its wholly owned subsidiary Datasea Acoustics LLC, the Company will accelerate product registration, sales channel expansion, and strategic partnerships with local distributors in healthcare, wellness, and consumer electronics. Initial sales in the U.S. market have demonstrated positive momentum, validating the global demand for Datasea’s acoustic health and sterilization technologies.

●	In China, Datasea will continue to scale its retail presence in the beauty, healthcare, and environmental protection sectors through both e-commerce and offline channels, while strengthening its B2B relationships via integrated acoustic + AI solutions.

●	The Company is also preparing for entry into the European and Asia-Pacific markets, focusing on collaborations with IoT and smart-health technology partners to accelerate the adoption of “Acoustic + AI” applications globally.

➢	Strategic Partnerships, M&A, and Ecosystem Expansion

Datasea plans to actively pursue strategic partnerships and targeted M&A to strengthen its industrial and technological ecosystem:

●	The Company will seek acquisitions in acoustics, smart sensing, and AI data processing to enhance its global patent portfolio and technology integration capabilities.

●	Through partnerships with leading research institutions such as the Chinese Academy of Sciences and Tsinghua University, Datasea will accelerate the transfer and commercialization of its latest research outcomes, including sound-wave coupling, acoustic BCI (brain-computer interface), and neuro-regulation technologies.

●	The Company also aims to form cross-industry alliances in smart manufacturing and digital agriculture, enabling “Acoustics + AI” solutions to penetrate broader markets and enhance recurring revenue potential.

➢	Product Portfolio Optimization and Profitability Enhancement

Following the strong revenue growth and margin improvement achieved in fiscal 2025, Datasea will continue to optimize its product mix toward high-margin and technology-driven offerings:

●	The Company will prioritize acoustic health devices, medical-grade neuromodulation systems, and AI-based digital solutions as its core profit centers.

●	The business model transition from “hardware sales” to “hardware + AI platform” integration will further improve profitability by enabling recurring service income and deeper customer engagement.

●	Standardized modular product lines in sterilization, healthcare, and IoT will enhance economies of scale and accelerate global market replication.

➢	Financial and Operational Outlook

Datasea reaffirms its strategic objective of sustained revenue growth and profitability enhancement in fiscal 2026.

●	The Company expects continued growth from existing long-term 5G + AI digital contracts in China, alongside significant revenue contribution from the acoustic product commercialization in both domestic and international markets.

●	R&D and operational investments will be disciplined and ROI-driven, balancing innovation with efficiency.

●	Datasea anticipates further gross margin improvement in fiscal 2026 as product mix shifts toward AI-driven acoustic solutions and high-value hardware offerings.

➢	Market Trends and Industry Outlook

Datasea believes the convergence of acoustic intelligence and AI multimodal technologies will continue to drive structural growth opportunities across key sectors:

1.	Healthcare and Wellness: Rising global demand for non-invasive and precision health solutions positions Datasea’s tFUS and AI neuromodulation systems for large-scale commercialization.

2.	Smart Manufacturing: The integration of acoustics and AI will support predictive maintenance, fault detection, and precision processing in advanced manufacturing.

3.	Agriculture and Green Technologies: The application of acoustic technologies in pest control, crop enhancement, and preservation will drive smart, sustainable agriculture.

4.	Consumer Health: Personalized and home-based acoustic devices (sleep, air sterilization, cognitive regulation) will expand market penetration through e-commerce and cross-border retail.

5.	Global Integration: As Datasea continues to expand internationally, it will leverage its U.S. and Chinese operational bases to form a dual-market synergy, reinforcing its role as a global leader in acoustic intelligence and AI multimodal innovation.

➢	Corporate Compliance and Internal Control System

The Company places a strong emphasis on corporate governance, regulatory compliance, and internal control, continuously improving its risk management framework to ensure stable, transparent, and sustainable operations amid rapid business growth and international expansion.

●	Corporate Governance: Datasea strictly adheres to the regulatory requirements of the U.S. Securities and Exchange Commission (SEC) and Nasdaq, maintaining a sound governance structure through its Board of Directors, Audit Committee, and Compensation Committee to enhance decision-making transparency and oversight.

●	Internal Control: The Company continues to optimize its financial management, information disclosure, and compliance review procedures, establishing a closed-loop system of “risk identification–assessment–early warning–rectification” to ensure the authenticity, accuracy, and traceability of business operations and financial reporting.

●	Compliance and Data Security: Datasea is strengthening its global compliance system and data governance framework in line with international standards such as the General Data Protection Regulation (GDPR) and U.S. data privacy laws. These measures aim to protect information security, intellectual property, and regulatory compliance, thereby providing a solid institutional foundation for sustainable global development.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and June 30, 2025, the Company had a $0 bad debt allowance for credit losses.

Inventories, Net

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $154,049 and $152,907 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of September 30, 2025 and June 30, 2025, respectively.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows as of September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of this Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls regarding the Company’s financial reporting. The management has evaluated the effectiveness of the Company’s internal controls in terms of financial reporting during the reporting period. When conducting this assessment, the management used the standards stipulated in the “Internal Control - Integration Framework” issued by the Redway Commission Sponsorship Organization Committee (COSO).

Due to the deficiencies described below, the management concluded that during the reporting period from July to September 2025, the internal controls of the Company regarding financial reporting were not effective. These defects are more common in many small companies with fewer employees, as follows:

1.	Although an internal audit department has been established, due to insufficient staffing, no internal audit activities have been carried out (control deficiencies).

2.	Although the Company has established a relatively complete internal control system to ensure the effective implementation of management decisions and smooth communication of information, it has failed to track the effectiveness of control implementation in a timely manner. The testing cycle for the effectiveness of internal control should be shortened and the testing frequency increased.

3.	The Company lacks accounting personnel who have received training in Generally Accepted Accounting Principles (GAAP) of the United States.

I.	Control the environment

(1)	Governance structure

The Company has established a four-level governance structure: shareholders’ meeting - board of directors - independent directors - executive management. The board of directors has established an audit committee, a remuneration committee, a strategy committee and a nomination Committee. The board of directors consists of five directors, three of whom are independent directors, ensuring the independence of the board’s decision-making.

(2)	Organizational Structure and Responsibilities

The Company’s organizational structure is set up based on business lines and functional support, clearly defining the responsibilities of the finance department, international department, risk control department, Operations Department and legal department. The risk control department takes the lead in the internal control system and risk assessment work. Each business department shall appoint an “internal control contact person” to be responsible for coordinating daily risk control matters.

(3)	Internal audit

Although the Company has established an internal audit department led by the director of internal audit and a legal team, due to the rapid business expansion and challenges in personnel allocation, internal audit activities were not carried out during the reporting period.

(4)	Incentive policies

The Company has established a human resources management system, covering recruitment, training, assessment and reward and punishment measures. Personnel are subject to strict management from the probation period to being converted to regular employees. After passing the comprehensive assessment, employees will be included in the regular staff team and sign the job responsibility and performance commitment letter. The human resources department conducts performance appraisals every month, and the results serve as the basis for salary distribution. According to the “Performance Appraisal Measures”, employees will be rewarded or punished accordingly. For key positions (such as Chief Financial Officer, Vice president, etc.), the Company implements background checks and qualification reviews. During the reporting period, the staff turnover rate of key positions was less than 5%.

(5)	Company culture

The Company adheres to the core values of “compliant operation and integrity as the foundation”. The management has signed the compliance commitment letter. The internal office system has an “Internal Control Column” and regularly conducts compliance case analyses and policy interpretations. During the reporting period, in order to better implement the Company’s acquisition and merger plans, the Company sorted out and studied the merger and acquisition laws and regulations of the Nasdaq market for the key management team, laying a compliance foundation for future merger and acquisition and reorganization operations.

During the Company’s ten-year development, compliance and integrity have been deeply integrated into management and the daily work of all employees. As of the reporting period, the management has not committed any violations or illegal acts. The board of directors consists of five directors, three of whom are independent directors, basically meeting the requirements for independence. The Company has also formulated committee management rules and human resource management rules to clarify employment standards and reward and punishment mechanisms, and to motivate outstanding employees.

II. Risk Management

(1).	International risk control

Risk control begins with identification and assessment. We assess the political, economic, legal, cultural and foreign exchange risks in international business by combining SWOT analysis and risk checklists. By collecting internal and external information, identify the sources of risks, and use quantitative and qualitative tools to assess the extent of their impact and the possibility of occurrence. This lays the foundation for formulating differentiated risk control strategies that match the global business layout, including cross-border transaction monitoring, foreign exchange risk management, international legal compliance review, and anti-money laundering mechanisms. The data-driven model has been strengthened to achieve timely identification and mitigation of risks. Phased implementation, clear responsibility division and real-time monitoring ensure effectiveness and adaptability to the constantly changing global environment.

(2).	Market competition risk

The operation department of the Company submits a market research report to the management every quarter. This report covers consumer preferences, competitors’ product strategies, and industry technology trends. Through the research report, the Company has gained an understanding of the development opportunities of brain-computer interfaces and related technologies. Especially the integration of 6G communication services with the Company’s acoustic business.

(3).	Product iteration risk

The Company has established a product life cycle management mechanism. For products with a sales decline of ≥10% for two consecutive years, the R&D, marketing and sales departments will jointly lead an iterative assessment. The iteration plan will clearly define the development cycle, budget and target market. New products must go through a three-month pilot sales period and have a customer satisfaction rate of no less than 80% before entering mass production to ensure consistency with market demand.

(4).	Investment decision-making risks

Major projects (mergers and acquisitions, reorganizations, and investments) need to have feasibility studies conducted by dedicated M&A teams, finance departments, and legal departments. This includes market analysis, return on investment assessment (≥8% to proceed), risk assessment, and legal compliance review. The project can only proceed with the approval of the management.

Merger and Acquisition tracking: Monthly project progress monitoring (funds, milestones). The finance department assesses the return on investment every month. If the delay exceeds 20% or the return on investment is lower than the expected 50%, a project review will be triggered. If there is no improvement after corrective measures are taken, the project will be terminated or divested to minimize losses.

(5).	Risk of staff turnover

-	Core technical personnel retention: Competitive compensation and equity incentives, career development opportunities, training, and a stronger corporate culture can reduce the risk of staff turnover.

-	Employee skills enhancement: Continuous training and employee handbooks ensure that skills are in line with business needs.

III.	Control activities.

Control activities cover all business processes, including procurement, inventory, cash management, sales and cost control. Control measures ensure consistency among physical goods, invoices and cash flows. Authorization, verification, auditing, performance evaluation, asset security and separation of duties are carried out to ensure that management instructions are properly implemented.

(1)	The Company continues to improve its internal control system, covering aspects such as budgeting, procurement, asset management, credit control, internal auditing and cost accounting. Comprehensive internal control policies have been established, including procurement control, inventory management and anti-fraud guidelines.

The internal control department organizes all departments to participate in the budget preparation and execution. The annual budget covers funds, assets, projects, revenues and costs, and must be strictly approved by the finance department, the Chief Executive Officer (CEO) and the Chairman of the board. A monthly rolling budget is adopted, and the financial control center analyzes the implementation results. Every quarter, after a review or audit is completed by a Certified Public Accountant (CPA) in the United States, a trial balance sheet review will be conducted.

(2).	The Company provides the Audit committee with quarterly summaries of internal control and audit reports

(3).	The management believes that closer cooperation between internal and external legal teams can proactively reduce risks. During the reporting period, in the process of conducting external cooperation (the confidentiality agreement in the United States and Yizhimei), the management team has closely collaborated with lawyers and the internal control department to jointly discuss the methods of external cooperation and the contents of the agreements, thereby reducing the Company’s operational risks.

IV.	Monitor execution

According to COSO’s “Internal Control - Integrated Framework”, monitoring refers to the continuous assessment of the effectiveness of control, timely identification and correction of deficiencies, and ensuring that control measures can adapt to organizational goals and the constantly changing environment.

During the reporting period, the Company established a coordination mechanism between the internal control department and the legal department. This mechanism includes interviews with department heads, handling of identified risk areas, and ensuring the implementation of corrective measures. However, due to the limited staffing, continuous monitoring of daily operations has not been carried out, thus making it impossible to promptly identify and correct existing deficiencies.

V.	Implementation of remedial measures

In the annual report, the Company has formulated the following four remedial measures for the implementation of internal control. The following is the implementation status of the remedial measures this quarter

(1).	Independent internal audit: Conduct at least one independent assessment led by internal audit each year, covering high-risk areas, and track and handle previous issues.

(2).	Tracking register: Maintain logs of problem records, corrective actions, responsible persons, schedules and verification results, and report to the Audit Committee on a regular basis.

During the reporting period, the Company has established a risk supervision ledger, conducting ledger statistics on the problems that emerged in supervision and operation, and recording the responsible persons, rectification measures, and tracking the subsequent results. In the future work, the Company will implement the risk ledger management system more strictly to gradually reduce the occurrence of risk events.

(3).	Participation of senior management: The chairman or CEO takes the lead in establishing quarterly internal control rectification meetings to review the progress and strengthen senior supervision.

During the reporting period, the Company has held the internal risk control meeting for this quarter. All key management personnel, including the chairman and the president, have studied the regulations on information disclosure and delisting risks to better meet the compliance requirements of the Nasdaq market. In the future, the Company will continue to hold internal control meetings in a timely manner based on the occurrence of risks.

(4).	Enhance internal audit capabilities: Increase the number of internal audit personnel and provide professional training (such as COSO framework, data analysis, fraud detection, etc.) to strengthen the supervisory function. The Company is actively seeking relevant matching personnel.

(5).	Link to performance evaluation: Incorporate “internal control monitoring results” into the performance evaluation of departments and employees, making compliance execution a key performance indicator.

This quarter, no violations occurred in the Company. Therefore, the assessment results have been incorporated into the employee performance evaluation system for this quarter. In the following quarters, this system will be implemented more seriously and effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares to Independent Directors as Compensation

During the three months ended September 30, 2025, the Company recorded $3,900 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

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

DATASEA INC.

Date: November 13, 2025	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: November 13, 2025	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)