Form 10-Q
period 2025-12-31
DATASEA INC.
filed 2026-02-12
CIK 1631282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 12, 2026, 10,447,153 shares of common stock, $0.001par value per share, were outstanding.

DATASEA INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATASEA INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2025 (UNAUDITED)	JUNE 30, 2025
ASSETS
CURRENT ASSETS
Cash	$671,785	$620,807
Accounts receivable	1,288,297	1,374,180
Inventory, net	151,513	206,610
Value-added tax prepayment	65,334	137,025
Prepaid expenses and other current assets	847,241	583,650
Total current assets	3,024,170	2,922,272

NONCURRENT ASSETS
Property and equipment, net	23,335	25,560
Intangible assets, net	5,297,992	3,495,984
Right-of-use assets, net	297,243	292,065
Total noncurrent assets	5,618,570	3,813,609

TOTAL ASSETS	$8,642,740	$6,735,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$335,631	$420,038
Unearned revenue	90,082	150,088
Accrued expenses and other payables	675,930	547,706
Due to related parties	74,171	6,126
Operating lease liabilities	166,662	128,525
Bank loan payables	3,699,067	2,374,767
Total current liabilities	5,041,543	3,627,250

NONCURRENT LIABILITIES
Operating lease liabilities	129,654	166,436
Total noncurrent liabilities	129,654	166,436

TOTAL LIABILITIES	5,171,197	3,793,686

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 25,000,000 shares authorized,10,147,153 and 8,128,127 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	10,147	8,128
Additional paid-in capital	48,545,615	47,331,510
Accumulated comprehensive income	191,822	138,586
Accumulated deficit	(45,265,801)	(44,526,016)
TOTAL COMPANY STOCKHOLDERS’ EQUITY	3,481,783	2,952,208

Noncontrolling interest	(10,240)	(10,013)

TOTAL STOCKHOLDERS’ EQUITY	3,471,543	2,942,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,642,740	$6,735,881

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2025	2024	2025	2024
Revenues	$12,995,014	$20,456,404	$26,808,565	$41,537,498
Cost of revenues	11,802,056	20,038,952	24,446,515	40,923,065

Gross profit	1,192,958	417,452	2,362,050	614,433

Operating expenses
Selling	328,974	407,669	722,791	1,403,718
General and administrative	647,317	1,173,733	1,198,291	2,302,136
Research and development	733,243	74,402	1,246,167	177,481

Total operating expenses	1,709,534	1,655,804	3,167,249	3,883,335

Loss from operations	(516,576)	(1,238,352)	(805,199)	(3,268,902)

Non-operating income (expenses)
Other income (expenses), net	(22,145)	109,761	65,297	165,587
Interest income	54	875	76	4,930

Total non-operating income (expenses), net	(22,091)	110,636	65,373	170,517

Loss before income tax	(538,667)	(1,127,716)	(739,826)	(3,098,385)

Income tax	-	-	-	-

Loss before noncontrolling interest from continuing operations	(538,667)	(1,127,716)	(739,826)	(3,098,385)

Less: loss attributable to noncontrolling interest	92	8,562	(41)	(118)

Net loss to the Company	(538,759)	(1,136,278)	(739,785)	(3,098,267)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	31,852	(94,752)	53,236	(107,906)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(111)	19,296	(186)	60,602

Comprehensive loss attributable to the Company	$(506,907)	$(1,231,030)	$(686,549)	$(3,206,173)

Comprehensive income (loss) attributable to noncontrolling interest	$(19)	$27,858	$(227)	$60,484

Basic and diluted net loss per share	$(0.06)	$(0.16)	$(0.09)	$(0.56)

Weighted average shares used for computing basic and diluted loss per share *	9,153,057	7,170,852	8,671,365	5,582,115

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(UNAUDITED)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Company’s stockholders’	Noncontrolling
	Shares	Amount	capital	deficit	income	equity	interest

Balance at July 1, 2025	8,128,127	$8,128	$47,331,510	$(44,526,016)	$138,586	$2,952,208	$(10,013)
Net loss	-	-	-	(201,026)	-	(201,026)	(133)
Shares issued for stock compensation expense	95,377	96	186,054	-	-	186,150	-
Shares issued for paying officers’ accrued salary and bonus	33,312	33	64,924	-	-	64,957	-
Foreign currency translation gain (loss)	-	-	-	-	21,384	21,384	(75)
Balance at September 30, 2025	8,256,816	8,257	47,582,488	(44,727,042)	159,970	3,023,673	(10,221)
Net loss	-	-	-	(538,759)	-	(538,759)	92
Shares issued for stock compensation expense	481,818	482	899,092	-	-	899,574	-
Shares issued for paying officers’ accrued salary and bonus	32,079	32	65,411	-	-	65,443	-
Shares issued for purchase of intangible assets from the Company’s major shareholders	1,376,440	1,376	(1,376)	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	31,852	31,852	(111)
Balance at December 31, 2025	10,147,153	$10,147	$48,545,615	$(45,265,801)	$191,822	$3,481,783	$(10,240)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Company’s stockholders’	Noncontrolling
	Shares	Amount	capital	deficit	income	equity	interest

Balance at July 1, 2024	3,589,620	$3,590	$38,957,780	$(39,440,322)	$242,208	$(236,745)	$(71,533)
Net loss	-	-	-	(1,961,989)	-	(1,961,989)	(8,680)
Noncontrolling interest disposal at closure of the entity	-	-	-	-	-	-	1,391
Issuance of common stock for equity financing	692,308	692	1,958,059	-	-	1,958,751	-
Issuance of common stock for equity financing - related parties	1,932,224	1,932	3,978,449	-	-	3,980,381	-
Shares issued for stock compensation expense	75,000	75	374,925	-	-	375,000	-
Shares issued for purchase of intangible assets from the Company’s major shareholders	797,850	798	(798)	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	(13,154)	(13,154)	41,306
Balance at September 30, 2024	7,087,002	7,087	45,268,415	(41,402,311)	229,054	4,102,244	(37,516)
Net loss	-	-	-	(1,136,278)	-	(1,136,278)	8,562
Forgiveness of debt by shareholder	-	-	183,351	-	-	183,351	-
Shares issued for stock compensation expense	77,400	77	181,423	-	-	181,500	-
Foreign currency translation gain (loss)	-	-	-	-	(94,752)	(94,752)	19,296
Balance at December 31, 2024	7,164,402	$7,164	$45,633,189	$(42,538,589)	$134,302	$3,236,065	$(9,658)

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31,
	2025	2024
Cash flows from operating activities:
Loss including noncontrolling interest	$(739,826)	$(3,098,385)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Bad debt expense (reversal)	28,150	(7,005)
Depreciation and amortization	1,117,737	395,741
Loss on disposal of fixed assets	63	3,155
Operating lease expense	84,207	77,320
Loan forgiveness by shareholder	-	184,663
Stock compensation expense	1,216,124	556,500
Changes in assets and liabilities:
Accounts receivable	110,070	504,995
Inventory	58,284	(168,864)
Value-added tax prepayment	73,427	(4,710)
Prepaid expenses and other current assets	(282,869)	802,142
Accounts payable	(86,921)	(759,065)
Unearned revenue	(62,107)	87,317
Accrued expenses and other payables	112,696	(90,587)
Payment on operating lease liabilities	(88,041)	(70,789)

Net cash provided by (used in) operating activities	1,540,994	(1,587,572)

Cash flows from investing activities:
Acquisition of property and equipment	(340)	(7,255)
Acquisition of intangible assets	(2,833,662)	(3,950,272)

Net cash used in investing activities	(2,834,002)	(3,957,527)

Cash flows from financing activities:
Proceeds from (repayment to) related parties	67,206	(239,307)
Proceeds from loan payables	1,266,754	-
Repayment of loan payables	-	(40,698)
Net proceeds from issuance of common stock	-	5,939,133

Net cash provided by financing activities	1,333,960	5,659,128

Effect of exchange rate changes on cash	10,026	(27,190)

Net increase in cash	50,978	86,839

Cash, beginning of period	620,807	181,262

Cash, end of period	$671,785	$268,101

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,416	$17,973
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$78,234	$196,783
Shares issued for paying officers’ accrued salary and bonus	$130,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

DATASEA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 (UNAUDITED) AND JUNE 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended December 31, 2025 and 2024, the Company had a net loss of approximately $0.54 million and $1.14 million, respectively. For the six months ended December 31, 2025 and 2024, the Company had a net loss of approximately $0.74 million and $3.10 million, respectively. The Company had an accumulated deficit of approximately $45.27 million as of December 31, 2025, and cash flow from operating activities of approximately $1.54 million and $(1.59) million for the six months ended December 31, 2025 and 2024, respectively. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding CFS. The accompanying CFS include the financial statements of the Company and its 100% owned subsidiaries Shuhai Information Skill (HK) Limited (“Shuhai Skill (HK)”), and Tianjin Information Sea Information Technology Co., Ltd.  (“Tianjin Information”), and its VIE, Shuhai Beijing, and Shuhai Beijing’s 100% owned subsidiaries – Heilongjiang Xunrui Technology Co. Ltd. (“Xunrui”), Guozhong Times (Beijing) Technology Ltd. (“Guozhong Times”), Guohao Century (Beijing) Technology Ltd. (“Guohao Century”), Guozhong Haoze, and Shuhai Jingwei (Shenzhen) Information Technology Co., Ltd. (“Jingwei”), and Shuhai Beijing’s 99% owned subsidiary Nanjing Shuhai Equity Investment Fund Management Co. Ltd. (“Shuhai Nanjing”). During the year ended June 30, 2022, the Company incorporated two new subsidiaries Shuhai (Shenzhen) Acoustic Effect Technology Co., Ltd (“Shuhai Acoustic”) and Shenzhen Acoustic Effect Management Partnership (“Shenzhen Acoustic MP”). All significant inter-company transactions and balances were eliminated in consolidation. The chart below depicts the corporate structure of the Company as of December 31, 2025.

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

The following financial statement amounts and balances of the VIE were included in the accompanying CFS as of December 31, 2025 and June 30, 2025, and for the three and six months ended December 31, 2025 and 2024, respectively.

	December 31, 2025	June 30, 2025
Cash	$608,515	$580,240
Accounts receivable	1,320,650	585,085
Inventory	151,668	206,610
Other current assets	453,410	362,467
Total current assets	2,534,243	1,734,402
Property and equipment, net	16,648	18,640
Intangible asset, net	2,759,230	503,000
Right-of-use asset, net	295,260	284,345
Total non-current assets	3,071,138	805,985
Total assets	$5,605,381	$2,540,387

Accounts payable	$85,200	$115,772
Accrued liabilities and other payables	879,876	804,862
Lease liability	166,671	122,761
Loans payable	3,699,067	2,374,767
Other current liabilities	94,355	150,792
Total current liabilities	4,925,169	3,568,954
Lease liability - noncurrent	129,654	166,436
Total non-current liabilities	129,654	166,436
Total liabilities	$5,054,823	$3,735,390

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
Revenues	$12,995,014	$20,456,553
Gross profit	$1,193,221	$467,329
Net loss	$262,330	$10,091

	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
Revenues	$26,808,565	$41,537,647
Gross profit	$2,362,398	$705,463
Net loss	$675,719	$442,099

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

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2025 and June 30, 2025, the Company has no such contingencies.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of December 31, 2025 and June 30, 2025, the Company had a $0 bad debt allowance for credit losses.

INVENTORY

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $155,731 and $152,907 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of December 31, 2025 and June 30, 2025, respectively.

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

As of December 31, 2025 and June 30, 2025, the Company did not identify any assets or liabilities required to be presented on the balance sheet at FV on a recurring basis.

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

If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its FV. FV generally is determined using the asset’s expected future undiscounted cash flows or market value, if readily determinable. Assets to be disposed of are reported at the lower of the carrying amount or FV less cost to sell. For the three and six months ended December 31, 2025 and 2024, there was no impairment loss recognized on long-lived assets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company recognized no impairment of ROU assets as of December 31, 2025 and June 30, 2025.

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

The following table shows the Company’s revenue by revenue sources:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
5G AI Multimodal communication	$12,988,682	$20,085,988
5G AI Multimodal communication	11,784,010	19,887,721
5G AI Multimodal new media marketing	627,225	-
5G AI digital technical service	577,447	198,267
Acoustic Intelligence Business	6,330	43,304
Ultrasonic Sound Air Disinfection Equipment	1,495	35,076
Upgraded Sonic Sterilization and Purification Guardian	2,388	5,167
Sleep Monitor	2,447	3,061
Software licensing	-	326,936
Other	2	176
Total revenue	$12,995,014	$20,456,404

	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
5G AI Multimodal communication	$26,313,993	$41,161,572
5G AI Multimodal communication	24,191,665	40,963,305
5G AI Multimodal new media marketing	1,540,288	-
5G AI digital technical service	582,040	198,267
Acoustic Intelligence Business	494,279	45,768
Ultrasonic Sound Air Disinfection Equipment	480,902	37,540
Upgraded Sonic Sterilization and Purification Guardian	4,874	5,167
Sleep Monitor	8,503	3,061
Software licensing	-	326,936
Smart City business	-	3,046
Smart community	-	3,046
Other	293	176
Total revenue	$26,808,565	$41,537,498

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

All of the Company’s customers are in the PRC and all revenues for the three and six months ended December 31, 2025 and 2024 were generated from the PRC. All identifiable assets of the Company are located in the PRC. Accordingly, no geographical segments are presented.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  As of December 31, 2025 and June 30, 2025, the Company had no unrecognized tax positions and no charges during the three and six months ended December 31, 2025 and 2024, and accordingly, the Company did not recognize any interest or penalties related to unrecognized tax benefits. The Company files a U.S. and PRC income tax return. With few exceptions, the Company’s U.S. income tax returns filed for the years ending on June 30, 2022 and thereafter are subject to examination by the relevant taxing authorities; the Company uses calendar year-end for its PRC income tax return filing, PRC income tax returns filed for the years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

Zhangqi was 1% owned by noncontrolling interest, in November 2023, the Company dissolved Zhangqi. As of December 31, 2023, Shuhai Nanjing was 1% owned by noncontrolling interest, Shenzhen Acoustic MP was 1% owned by noncontrolling interest, Shuhai Shenzhen Acoustic was 0.1% owned by noncontrolling interest, Guozhong Times was 0.091% owned by noncontrolling interest, and Guozhong Haoze was 0.091% owned by noncontrolling interest. During the three months ended December 31, 2025 and 2024, the Company had net income of $92 and $8,562 attributable to the noncontrolling interest from continuing operations, respectively. During the six months ended December 31, 2025 and 2024, the Company had net loss of $41 and $118 attributable to the noncontrolling interest from continuing operations, respectively.

CONCENTRATION OF CREDIT RISK

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than RMB500,000 ($76,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $614,010 and $594,722 as of December 31, 2025 and June 30, 2025, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

Cash held in accounts at U.S. financial institutions is insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of December 31, 2025 and June 30, 2025, cash of $56,281 and $24,487 was maintained at U.S. financial institutions. Cash was maintained at financial institutions in Hong Kong, and was insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 ($64,000). As of December 31, 2025 and June 30, 2025, the cash balance of $1,494 and $1,598 was maintained at financial institutions in Hong Kong. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	December 31,	December 31,	June 30,
	2025	2024	2025
Period-end date USD: RMB exchange rate	7.0288	7.13733	7.1586
Average USD for the reporting period: RMB exchange rate	7.1048	7.18840	7.1599

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2025	June 30, 2025
Furniture and fixtures	$48,879	$47,655
Vehicle	498	489
Office equipment	236,933	232,700
Subtotal	286,310	280,844
Less: accumulated depreciation	262,975	255,284
Total	$23,335	$25,560

Depreciation for the three months ended December 31, 2025 and 2024 was $1,252 and $5,336, respectively. Depreciation for the six months ended December 31, 2025 and 2024 was $ 2,944 and $10,799, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2025	June 30, 2025
Software registration or using right	$3,560,965	$1,963,705
Patents	5,216,176	3,862,786
Software and technology development costs	85,847	84,291
Value-added telecommunications business license	15,805	15,518
Subtotal	8,878,793	5,926,300
Less: Accumulated amortization	3,580,801	2,430,316
Total	$5,297,992	$3,495,984

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

Amortization for the three months ended December 31, 2025 and 2024 was $651,734 and $304,770, respectively. Amortization for the six months ended December 31, 2025 and 2024 was $1,114,793 and $384,942, respectively. The amortization expense for the next five years as of December 31, 2025 will be $2,421,316, $2,257,080, $619,596, $0 and $0.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	June 30, 2025
Security deposit	$65,284	$57,395
Prepaid expenses	770,492	489,365
Other receivables – Heqin	466,651	458,190
Advance to third party individuals, no interest, payable upon demand	33,391	32,860
Others	32,849	29,873
Total	1,368,667	1,067,683
Less: allowance for other receivables	521,426	484,033
Total	$847,241	$583,650

As of December 31, 2025, prepaid expenses mainly consisted of input VAT for purchasing patents of $133,923 prepaid telecommunication service fee (mainly including SMS and MMS services) of $4,419, prepaid rent and property management fees of $3,517, prepaid service fee of $431,735 and other prepayments of $196,898.

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

In November 2022, Hangzhou Yuetianyun Data Technology Company Ltd (“Yuetianyun”) agreed and acknowledged a Debt Transfer Agreement, wherein Heqin transferred its debt from Yuetianyun to Guozhong Times in the amount of RMB 1,543,400 ($213,596).  As of December 31, 2025 and June 30, 2025, Heqin made $56,909 (through Yuetianyun) and $55,877 repayment to the Company, and the Company made a bad debt allowance of $466,651 and $458,190 as of December 31, 2025 and June 30, 2025, respectively.

NOTE 6 – Unearned revennue

The balance of unearned revenue was $90,082 and $150,088 as of December 31, 2025 and June 30, 2025, respectively.

The following presents the roll-forward schedule of unearned revenue for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31,
	2025	2024
Balance, beginning of period	$150,088	$49,239
Received during the period, amount excluding VAT	25,409,844	41,583,005
Transferred to revenue	(25,471,951)	(41,500,393)
Effect of foreign currency translation	2,101	3,663
Balance, end of period	$90,082	$135,514

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31, 2025	June 30, 2025
Other payables	$135,047	$50,201
Due to third parties	39	178
Security deposit	10,813	10,617
Social security payable	465,365	431,262
Salary payable – employees	64,666	55,448
Total	$675,930	$547,706

Due to third parties were the short-term advance from third party individual or companies, bear no interest and payable upon demand.

NOTE 8 – LOANS PAYABLE

Loan from banks

On December 12, 2022, Beijing Shuhai entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 900,000 ($129,225) with a term of 24 months, the interest rate was 10.728% to be paid every 20th of each month. For the three months ended December 31, 2025 and 2024, the Company made a repayment of nil and nil to this loan. For the six months ended December 31, 2025 and 2024, the Company made a repayment of nil and $36,131 to this loan. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $269 interest expense for this loan. On July 15, 2024, the loan was paid in full.

On January 13, 2023, Shenzhen Jingwei entered a loan agreement with Shenzhen Qianhai WeBank Co., Ltd for the amount of RMB 100,000 ($14,552) with a term of 24 months, the interest rate was 8.6832%. For the three months ended December 31, 2025 and 2024, the Company made a repayment of nil and nil to this loan. For the six months ended December 31, 2025 and 2024, the Company made a repayment of nil and $4,684 to this loan. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $37 interest expense for this loan. On July 16, 2024, the loan was paid in full.

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $619 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $1,229 interest expense for this loan. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $961 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $1,939 interest expense for this loan. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $2,741 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $5,527 interest expense for this loan. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $1,201 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $2,422 interest expense for this loan. On May 27, 2025, the loan was paid in full.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $3,518 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $6,552 interest expense for this loan. On June 19, 2025, the loan was paid in full.

On March 31, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $4,927 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $9,874 and nil interest expense for this loan. As of December 31, 2025, $853,631 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 20, 2025, Guozhong Times entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 3.00% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $3,207 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $6,433 and nil interest expense for this loan. As of December 31, 2025, $426,815 was recorded as current liabilities.

On May 21, 2025, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 1,000,000 ($139,692) with a term of 12 months with a fixed annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $1,748 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $3,484 and nil interest expense for this loan. As of December 31, 2025, $142,272 was recorded as current liabilities. Liu Zhixin is the guarantor of this loan agreement.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 1,500,000 ($210,500) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 11, 2025, Shuhai Beijing entered another credit line agreement with Bank of China for the amount of RMB 2,500,000 ($350,800) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $3,285 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $6,582 and nil interest expense for this loan. As of December 31, 2025, $569,087 was recorded as current liabilities. Liu Fu is the guarantor of these two credit lines.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 2.70% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $2,892 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $5,795 and nil interest expense for this loan. As of December 31, 2025, $426,815 was recorded as current liabilities. Liu Fu is the guarantor of this loan credit line.

On September 23, 2025, Shuhai Beijing entered a credit line agreement with China Construction Bank for the amount of RMB 5,000,000 ($711,359) with a term of 36 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.55% to be paid every 20th of each Month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $2,632 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $2,632 and nil interest expense for this loan. As of December 31, 2025, $711,359 was recorded as current liabilities. Liu zhixin is the guarantor of this loan credit line.

On September 30, 2025, Guozhong Times entered a loan agreement with Bank of China for the amount of RMB 2,000,000 ($281,472) with a term of 12 months with an annual interest rate of 2.35% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $1,507 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $1,507 and nil interest expense for this loan. As of December 31, 2025, $284,544 was recorded as current liabilities. Liu zhixin is the guarantor of this loan agreement.

On October 10, 2025, Shuhai Beijing entered a credit line agreement with Bank of Communications Beijing Free Trade Zone Branchfor the amount of RMB 2,000,000 ($284,544) with a term of 24 months, the credit line has a fixed annual interest rate of 2.65% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $1,103 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $1,103 and nil interest expense for this loan. As of December 31, 2025, $284,544 was recorded as current liabilities. Liu Fu is the guarantor of this loan credit line.

The following table summarizes the loan balance as of December 31, 2025:

Lendor	Loan amount	Borrowing date	Loan term in month	Interest rate	Outstanding balance
Bank of China	$853,631	3/31/2025	12	2.30%	$853,631
Bank of Beijing	426,815	5/20/2025	12	3.00%	426,815
Beijing Rural Commercial Bank Economic and Technological Development Zone Branch	142,272	5/21/2025	12	4.95%	142,272
Bank of China	213,408	6/6/2025	12	2.30%	213,408
Bank of Beijing	426,815	6/6/2025	12	2.70%	426,815
Bank of China	355,679	6/11/2025	12	2.30%	355,679
China Construction Bank	711,359	9/23/2025	36	2.55%	711,359
Bank of China	284,544	9/30/2025	12	2.35%	284,544
Bank of Communications Beijing Free Trade Zone Branch	284,544	10/10/2025	12	2.65%	284,544

Total	$3,699,067				$3,699,067

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2020, the Company’s CEO (also the president) entered into an office rental agreement with Xunrui. Pursuant to the agreement, the Company rents an office in Harbin city with a total payment of RMB 163,800 ($24,050) from October 1, 2020 through September 30, 2021. On October 1, 2021, Xunrui entered a new seven-month lease for this location with the Company’s CEO for total rent of RMB 94,500 ($14,690). The lease expired on April 30, 2022. On May 1, 2022, Xunrui entered a new one-year lease agreement for this office with the Company’s CEO for an annual rent of RMB 235,710 ($35,120), the Company was required to pay the rent before April 30, 2023. On May 1, 2023, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,144), the Company is required to pay the rent before April 30, 2024. On May 1, 2024, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 282,852 ($39,657), the Company is required to pay the rent before April 30, 2025. On September 10, 2024, the Company signed a rent reduction agreement with the Company’s CEO, reducing the annual rent for the period from May 1, 2022, to April 30, 2025, to RMB 50,000 ($7,026), The Company is required to pay the rent before April 30, 2025. On June 24, 2025, the Company paid all the outstanding rents up to April 30, 2025 to the CEO. On May 1, 2025, Xunrui entered a new one-year lease agreement for this office location with the Company’s CEO for an annual rent of RMB 50,000 ($6,983), the Company is required to pay the rent before April 30, 2026. The rental expense for this office location was $1,766 and $1,747, respectively, for the three months ended December 31, 2025 and 2024.  The rental expense for this office location was $3,519 and $3,503, respectively, for the six months ended December 31, 2025 and 2024.

On July 1, 2022, the Company entered a one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,636) and RMB 20,000 ($2,876), respectively. On July 1, 2023, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,491) and RMB 20,000 ($2,768), respectively. On July 1, 2024, the Company entered a new one-year lease for two cars with the Company’s CEO for each car’s monthly rent of RMB 18,000 ($2,524) and RMB 20,000 ($2,804), respectively. On December 10, 2024, the Company’s CEO entered into an agreement with the Company to waive the payment of rental expenses of both vehicles for the outstanding balance up to June 30, 2025. The Company recorded such waive as shareholder’s capital contribution to the Company because the CEO is also the major shareholder of the Company. On July 1, 2025, the Company entered a new one-year lease of one car with the Company’s CEO for monthly rent of RMB 18,000 ($2,525). The rental expense for those agreements was $7,627 and $15,927, respectively, for the three months ended December 31, 2025 and 2024. The rental expense for those agreements was $15,201 and $31,945, respectively, for the six months ended December 31, 2025 and 2024.

On September 1, 2022, the Company entered a six-month lease for senior officers’ dormitory in Beijing for a total rent of RMB 91,200 ($13,355), payable every three months in advance. On March 1, 2023, the Company entered a new six-month lease for a total rent of RMB 91,200 ($12,621), payable every three months in advance. On September 1, 2023, the Company entered a new one-year lease for a monthly rent of RMB 12,500 ($1,743), payable every three months in advance. On September 1, 2024, the Company entered a three-month lease for a monthly rent of RMB 12,500 ($1,756), payable in advance. The lease was not renewed at maturity. The rental expense for this lease was $3,488 and $8,757 for the three and six months ended December 31, 2024, respectively.

From July 23, 2025, to September 19, 2025, the Company entered into three loan agreements with its CEO for a total amount of RMB 930,000 ($130,885), with repayment due by December 31, 2025. These loan bore no interest. During the three and six months ended December 31, 2025, the Company repaid $28,154 and $77,412 of these loans. On December 31, 2025, two of the loan agreements were repaid in full, and the remaining one was renewed to December 31, 2026.

Due to related parties

As of December 31, 2025 and June 30, 2025, the Company had amounts due to related parties of $74,171 and $6,126, respectively. These balances primarily represent expenses paid on behalf of the Company by the Chief Executive Officer. The amounts are non-interest bearing and payable on demand.

Shares Issued for Acquiring Intangible Assets from Related Parties

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s Chairwoman and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company two intangible assets (software copyrights) owned by her personally, with a purchase price of RMB 6,000,000 (US $837,743). The Compensation Committee of The Board of Directors has decided to grant Zhixin Liu 398,925 restricted shares for the purchase of this software.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself, with a purchase price of RMB 6,000,000 (US $837,743). The Compensation Committee of The Board of Directors has decided to grant Fu Liu 398,925 restricted shares for the purchase of this software.

On April 1, 2025, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself, with a purchase price of RMB 6,000,000 (US $834,852). The Compensation Committee of The Board of Directors has decided to grant Fu Liu 369,403 restricted shares for the purchase of this software.

On November 20, 2025, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director, pursuant to which Mr. Fu Liu transferred to the Company intangible assets (software copyrights) owned by himself, with a purchase price of RMB 5,000,000 (US $704,225). The Compensation Committee of The Board of Directors decided to grant Fu Liu 533,504 restricted shares for the purchase of the software.

On November 20, 2025, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s director and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company intangible assets (software copyrights) owned by herself, with a purchase price of RMB 7,900,000 (US $1,112,676). The Compensation Committee of The Board of Directors decided to grant Zhixin Liu 842,936 restricted shares for the purchase of the software.

The Company accounts for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-G, Acquisition of Assets from Promoters and Shareholders in Exchange for Common Stock. The transfers of nonmonetary assets to a company by its promoters or major shareholders in exchange for stock was recorded at the transferor’s historical cost basis. In addition, the transferor’s historical cost of the patents they contributed is not determinable as there are no books or records maintained for the costs of developing these patents. Accordingly, the Company recorded the transaction at a nominal value, with credit to common stock at par value and the excess credited to additional paid-in capital.

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

Shares Issued for Acquiring Intangible Assets from Related Parties

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s Chairwoman and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company two intangible assets (software copyrights) owned by her personally, with a purchase price of RMB 6,000,000 (US $837,743). The Compensation Committee of The Board of Directors has decided to grant Zhixin Liu 398,925 restricted shares for the purchase of this software.

On August 9, 2024, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself, with a purchase price of RMB 6,000,000 (US $837,743). The Compensation Committee of The Board of Directors has decided to grant Fu Liu 398,925 restricted shares for the purchase of this software.

On April 1, 2025, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director of board, pursuant to which Mr. Fu Liu transferred to the Company two intangible assets (software copyrights) owned by himself, with a purchase price of RMB 6,000,000 (US $834,852). The Compensation Committee of The Board of Directors has decided to grant Fu Liu 369,403 restricted shares for the purchase of this software.

On November 20, 2025, the Company entered into an intellectual property purchase agreement with Mr. Fu Liu, the Company’s director, pursuant to which Mr. Fu Liu transferred to the Company intangible assets (software copyrights) owned by himself, with a purchase price of RMB 5,000,000 (US $704,225). The Compensation Committee of The Board of Directors decided to grant Fu Liu 533,504 restricted shares for the purchase of the software.

On November 20, 2025, the Company entered into an intellectual property purchase agreement with Ms. Zhixin Liu, the Company’s director and CEO, pursuant to which Ms. Zhixin Liu transferred to the Company intangible assets (software copyrights) owned by herself, with a purchase price of RMB 7,900,000 (US $1,112,676). The Compensation Committee of The Board of Directors decided to grant Zhixin Liu 842,936 restricted shares for the purchase of the software.

The purchase was accounted for at the historical cost of the intangible assets which was $0. Fu Liu is the father of Zhixin Liu, together, they own approximately 58.50% of the Company’s common stock.

Shares to Independent Directors as Compensation

During the three months ended December 31, 2025 and 2024, the Company recorded $39,900 and $4,500 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan. During the six months ended December 31, 2025 and 2024, the Company recorded $43,800 and $9,000 stock compensation expense to independent directors through the issuance of shares of the Company’s common stock at the market price of the stock issuance date, pursuant to the 2018 Equity Incentive Plan.

Shares to Officers as Compensation

On September 24, 2021, under the 2018 Equity Inventive plan, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to its CEO each month and 667 shares to one of the board members each month starting from July 1, 2021, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. On June 12, 2024, the Board of Directors approved that starting from February 1, 2024, the Company agreed to grant 15,000 shares of the Company’s common stock to its CEO each month and 10,000 shares to one of the board members each month, payable quarterly with the aggregate number of shares for each quarter being issued on the first day of the next quarter at a per share price of the closing price of the day prior to the issuance. During the three months ended December 31, 2025 and 2024, the Company recorded $153,000 and $177,000 stock compensation expense to the Company’s CEO and one of the board members. During the six months ended December 31, 2025 and 2024, the Company recorded $299,250 and $547,500 stock compensation expense to the Company’s CEO and one of the board members.

Shares to third-party professionals and consultants

During the three months ended December 31, 2025, the Company issued 404,886 shares of the Company’s common stock to its third-party professionals and consultants for the services they provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 404,886 shares at issuance date was $706,674 and was recorded as the Company’s stock compensation expense.

During the six months ended December 31, 2025, the Company issued 423,253 shares of the Company’s common stock to its third-party professionals and consultants for the services they provided, the share issuance was fully vested and approved by Compensation Committee (the “Committee”) of the Board of Directors under the 2018 Equity Incentive Plan. The fair value of 423,253 shares at issuance date was $742,674 and was recorded as the Company’s stock compensation expense.

Shares to Officers in Lieu of Salary Payable

On August 18, 2025, the Board of Directors approved to issue 33,312 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $64,957. On October 17, 2025, the Board of Directors approved to issue 32,079 shares to the Company’s CEO and one of the board members in lieu of payment for salary payable of $65,443.

NOTE 11 – INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities. The Company conducts all of its businesses through its subsidiaries and affiliated entities, principally in the PRC.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of December 31, 2025 and June 30, 2025, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $10.01 million and $9.35 million, respectively. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The Company’s offshore subsidiary, Shuhai Skill (HK), a HK holding company is subject to 16.5% corporate income tax in HK. Shuhai Beijing received a tax holiday with a 15% corporate income tax rate since it qualified as a high-tech company. Tianjin Information, Xunrui, Guozhong Times, Guozhong Haoze, Guohao Century, Jingwei, Shuhai Nanjing are subject to the regular 25% PRC income tax rate.

As of December 31, 2025 and June 30, 2025, the Company has approximately $16.47 million and $18.08 million of NOL from its HK holding company, PRC subsidiaries and VIEs that expire in calendar years 2025 through 2029. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2025 and June 30, 2025.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended December 31, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.4)%	(2.4)%
Permanent difference	36.7%	3.3%
Effect of PRC tax holiday	(5.4)%	2.9%
Valuation allowance	(9.9)%	17.2%
Effective tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0)%	(21.0)%
Tax rate difference – current provision	(0.3)%	(2.7)%
Permanent difference	32.7%	3.7%
Effect of PRC tax holiday	(3.7)%	(0.4)%
Valuation allowance	(7.7)%	20.4%
Effective tax rate	-%	-%

The Company’s net deferred tax assets as of December 31, 2025 and June 30, 2025 is as follows:

	December 31, 2025	June 30, 2025
Deferred tax asset
Net operating loss	$5,356,582	$5,408,433
Depreciation and amortization	224,866	236,991
Bad debt expense	121,925	120,987
Social security and insurance accrual	86,129	66,298
Inventory impairment	38,478	38,220
ROU, net of lease liabilities	(317)	(941)
Total	5,827,663	5,869,988
Less: valuation allowance	(5,827,663)	(5,869,988)
Net deferred tax asset	$-	$-

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

The Company adopted FASB ASC Topic 842 on July 1, 2019. The components of lease costs, lease term and discount rate with respect of the Company’s office lease and the senior officers’ dormitory lease with an initial term of more than 12 months are as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31 2024
Operating lease expense	$44,607	$38,388

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Operating lease expense	$84,207	$77,320

	December 31, 2025	June 30, 2025
Right-of-use assets	$297,243	$292,065
Lease liabilities - current	166,662	128,525
Lease liabilities - noncurrent	129,654	166,436
Weighted average remaining lease term	1.80 years	2.31 years
Weighted average discount rate	3.60% - 3.85%	3.60% - 6.75%

The following is a schedule, by years, of maturities of the operating lease liabilities as of December 31, 2025:

12 Months Ending December 31,	Minimum Lease Payment
2026	$175,071
2027	131,984
Total undiscounted cash flows	307,055
Less: imputed interest	10,739
Present value of lease liabilities	$296,316

NOTE 13 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events that need to be disclosed.

On January 4, 2026, Guozhong Times, as the purchaser, entered into a patent purchase agreement with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., Ltd., as the seller, for the acquisition of a Resource Allocation Method for Non-overlapping Interference in 6G Dense Networking Based on Deep Reinforcement Learning. The total purchase price is RMB 8,600,000 ($1.2 million), inclusive of a 6% VAT, and will be amortized over the three years.

On January 8, 2026, Datasea established a wholly owned subsidiary Datasea Intelligent Technology Ltd. in the British Virgin Islands (“BVI”) for relocating its registered office from the United States to the BVI.

On January 26, 2026, Guozhong Times and Shenzhen Yizhi Technology Co., Ltd. entered into a loan agreement under which Guozhong Times, as the lender, agreed to provide a total principal amount of RMB 10,000,000. The loan will be disbursed in three installments. The first installment is RMB 2,000,000, and the timing of the remaining disbursements will be arranged based on business development needs and the borrower’s funding requirements. The repayment term for each of the three loans will not exceed 36 months.

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

Overview and Recent Developments

Datasea Inc. (“Datasea” or the “Company”, NASDAQ: DTSS) is a technology Company incorporated under the laws of the State of Nevada on September 26, 2014, with subsidiaries and operating entities located in Delaware, USA, and China. Since its incorporation in 2014, Datasea has been committed to the exploration, application, and commercialization of cutting-edge technologies. Datasea’s business focuses on two main segments: Acoustic High-Tech and 5G+ AI Multimodal Digitalization. Through continuous research and development(“R&D”) investment, product innovation, and industrial collaboration, the Company has gradually built a complete “technology – product – market” closed-loop system, achieving large-scale application and rapid growth in several industries.

As a high-tech Company with a technology foundation centered on the integration of acoustics and artificial intelligence, Datasea continues to advance its dual-business engines of “Acoustic High-Tech + 5G+AI Multimodal Digitalization,” promoting the expansion of related technologies across multiple industry sectors. The Company focuses on acoustic technologies as a core technical direction and continues to conduct research and application exploration across key areas including industrial, agricultural, healthcare, medical, and IoT applications. Through ongoing development efforts, the Company is steadily accumulating differentiated technical capabilities and facilitating the transition of research into practical industry applications.

Overall Quarter Performance

For the six months ended December 31, 2025, revenue was $26,808,565, compared with $41,537,498 in the same period last year. Revenue decreased by $14,728,933, or 35.46%. For the six months ended December 31, 2025 and 2024, the Company’s gross profit was $2,362,050 and $614,433, respectively. Gross profit increased by $1,747,617 from the same period last year, an increase of 284.43% from the same period last year. For the six months ended December 31, 2025 and 2024, the gross profit margins were 8.81% and 1.48% respectively. The overall gross profit margin of the Company has significantly improved.

Management believes that the substantial improvement in gross profit and gross margin reflects the continued execution of the Company’s strategic transition toward technology-driven, high-value-added business models. During the six-month period, the Company deliberately moderated revenue growth by reducing standardized, low-margin services, while increasing the contribution from higher-margin, solution-oriented and technology-driven offerings.

During the six-month period, and particularly in the second quarter, Datasea further strengthened the technical foundation and application boundaries of its acoustic high-tech segment. Building upon its established “Acoustic + AI” platform, the Company achieved phased engineering progress in several emerging application directions, including acoustic-driven brain–computer interface technologies, industrial precision acoustics, and system-level acoustic solutions for healthcare and intelligent equipment scenarios. These developments reflect the Company’s continued shift from single-device innovation toward system-level integration and application-oriented technology frameworks.

These engineering initiatives were pursued alongside the Company’s revenue mix optimization and did not rely on near-term revenue contribution. In particular, the Company continued to advance its acoustic research, at the engineering and system validation level, in areas including non-invasive acoustic neuromodulation, closed-loop acoustic control, and acoustic signal enhancement technologies. These efforts are intended to support future applications in healthcare, rehabilitation, intelligent interaction, and other professional scenarios, while laying the technical groundwork for subsequent product validation and potential commercialization, subject to further development, regulatory considerations, and market conditions.

In parallel, Datasea continued to refine its 5G+AI multimodal digitalization business by further shifting its revenue mix toward customized, solution-oriented, and platform-based services with higher technical value and improved profitability characteristics. Through these combined strategic and operational initiatives, management believes the Company has achieved a meaningful improvement in profit quality and has taken important steps toward establishing a more sustainable foundation for long-term growth.

During the second quarter, as part of its ongoing technology development initiatives, the Company continued to strengthen its intellectual property portfolio through the acquisition and filing of patents primarily related to acoustic signal enhancement, brain–computer interface (“BCI”) technologies, multimodal human–computer interaction, and advanced network resource optimization. Management believes these intellectual property assets support the Company’s technology platform at a cross-segment level, aligning with both its acoustic technology initiatives and 5G+AI multimodal digitalization business.

While acoustic technologies represent a key strategic and long-term development focus, the Company’s near-term revenue continues to be primarily supported by its 5G+AI multimodal digitalization business.

Our Business Summary

Segment I-Acoustics high tech Segment:

We understand the market’s demand for new application areas, technologies, and requirements. Therefore, through the relentless efforts of our team, we have achieved advancements in acoustic understanding and algorithms.

I. Overview of the Company’s Acoustic high-tech Business

The Company’s acoustic high-tech business is centered on the application of advanced acoustic technologies, including ultrasound, infrasound, directional sound, and acoustic coupling techniques. These technologies are integrated with artificial intelligence algorithms, sensing hardware, and system-level engineering capabilities to support differentiated application scenarios across multiple industries.

At present, the Company’s acoustic technology platform has formed a layered application structure. In the health-related segment, the Company has developed and commercialized acoustic-based products for environmental disinfection and sleep assistance, utilizing ultrasonic sterilization, directional acoustic control, and frequency-based modulation technologies. These products represent the Company’s established acoustic applications and provide an initial commercialization base for the broader technology platform.

Beyond these existing applications, the Company’s acoustic platform has expanded into more complex medical and industrial application domains, where system-level integration, operational stability, and engineering coordination are essential. During the reporting period, the Company’s acoustic business development was characterized by increasing emphasis on system-level solutions rather than standalone devices, reflecting the growing role of acoustics as an enabling technology across application scenarios.

Within this framework, the Company’s acoustic business currently encompasses two principal strategic application directions:

(i)	healthcare-oriented acoustic technologies, including brain–computer interface and neuromodulation systems; and

(ii)	industrial precision acoustic technologies for advanced manufacturing applications.

In healthcare-related applications, the Company applies its acoustic technology foundation to non-invasive systems designed for integration with intelligent health devices and healthcare-related robotic platforms. In industrial applications, the Company applies ultrasonic technologies in combination with AI-assisted control and optimization frameworks to address precision processing requirements in advanced manufacturing environments.

Management believes that this layered, platform-based structure—ranging from commercially deployed health-related applications to engineering-stage medical and industrial system-level solutions—accurately reflects the current stage of the Company’s acoustic business. This structure provides a coherent and scalable foundation for the continued expansion of acoustic technologies across application domains and supports subsequent execution-focused research and development while maintaining engineering discipline.

II. Acoustic Technologies and Collaboration in Health and Brain–Computer Interface Applications

In the healthcare domain, the Company continued to advance acoustic-driven technologies applicable to non-invasive health management and brain–computer interface (“BCI”) systems. Building on previously disclosed research related to acoustic coupling and neuromodulation, the Company progressed multiple initiatives toward engineering-level system integration.

During December 2025, the Company announced progress in two acoustic-driven BCI core systems:

(i)	an Acoustic-Coupled Electroencephalogram (“EEG”) Signal Enhancement System, designed to improve signal-to-noise ratio and data completeness during non-invasive EEG acquisition through acoustic field coupling; and

(ii)	a Real-Time Closed-Loop Vibration-Enhanced BCI System, intended to support dynamic signal decoding and feedback modulation through real-time acoustic stimulation mechanisms.

Subsequently, in January 2026, the Company disclosed further engineering-level advancements extending these core technologies toward application-oriented system frameworks. These initiatives included:

(i)	a BCI-based communication and care assistance system, focused on interpreting neural signals and mapping user intent into control instructions for assisted communication and caregiving scenarios; and

(ii)	a BCI-based upper-limb rehabilitation robot control system, exploring the translation of decoded neural signals into structured control logic for rehabilitation training devices.

During the reporting period, certain system components reached engineering-stage development, and application-oriented testing was initiated with an emphasis on system stability, responsiveness, and adaptability across different usage scenarios.

To support application-level validation of its acoustic-driven healthcare technologies, the Company entered into strategic collaborations with domestic partners specializing in brain–computer interface systems and healthcare robotics.

In particular, in January 2026, the Company established a strategic collaboration with Nanjing Linghang Intelligent Aviation Technology Co., Ltd., a China-based enterprise with experience in non-invasive BCI systems and rehabilitation robot applications. The collaboration focuses on joint technical testing, system integration evaluation, and application feasibility assessment of acoustic-enhanced BCI technologies within healthcare robot system architectures, including rehabilitation and assisted-care environments.

In parallel, the Company has engaged with healthcare-oriented partner, Shenzhen YiZhiMei Technology Co., Ltd., focusing on application exploration and validation of acoustic technologies in medical and wellness-related device scenarios. Management believes that collaboration-based validation with industry partners is a critical step in assessing practical deployment pathways, identifying system constraints, and informing future productization decisions.

III. Acoustic Technologies for Industrial Precision Processing

In parallel with healthcare-related initiatives, the Company continued to develop acoustic technologies for industrial precision processing. These efforts are based on the integration of ultrasonic-assisted processing, AI-driven parameter optimization, and multi-physics coupling simulation, with the objective of enhancing manufacturing precision, surface quality, and process consistency.

As described in the Company’s industrial acoustic technology framework, target application areas include semiconductor substrate processing, aerospace material machining, and biomedical micro- and nano-fabrication. During the reporting period, development activities focused on prototype module validation, parameter stability, transducer reliability, and compatibility with existing industrial control systems.

IV. Integration of Acoustic Technology and AI Systems

A central element of the Company’s strategy is the integration of acoustic technologies with artificial intelligence systems to form differentiated, system-level solutions. The Company believes that combining physical acoustic effects with data-driven intelligence enables application pathways that are difficult to replicate using software-only or hardware-only approaches.

During the reporting period, the Company continued refining its acoustic-AI integration framework, emphasizing system architecture design, algorithm-hardware coordination, and real-time feedback mechanisms. These efforts support both healthcare-oriented and industrial application scenarios and are intended to enhance scalability while maintaining system reliability.

The Company believes that this system-level integration differentiates its approach from software-only AI solutions and standalone hardware implementations.

V. Recent Developments

During the six months ended December 31, 2025, the Company and its subsidiaries entered into the following material agreements with its key customers:

From May 15, 2025 to July 25, 2025, the Company’s wholly owned subsidiary, Shenzhen Shuhai Jingwei Information Technology Co., Ltd. (“Shuhai Jingwei”), entered into multiple entrusted processing agreements with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., Ltd. (“Yuxiang Zhiyang”) for the manufacture of AP450A air purifiers. The total contract amount was RMB 4.74 million, with an aggregate contract quantity of 6,460 units. From July 1 to December 31, 2025, a total of 4,852 units were sold. During this period, Yuxiang Zhiyang’s revenue reached RMB 3,144,230.09 (approximately USD 442,551). The execution of these contracts marked a solid initial entry of acoustic environmental disinfection products into the consumer market, laying a foundation for future business expansion and brand development.

In September 2025, Shuhai Jingwei and Yuxiang Zhiyang separately entered into renovation cost agreements, covering a total of 3,240 units, with total revenue of RMB 214,327.76 (approximately USD 30,166.73).

On October 9, 2025, Shuhai Jingwei entered into an entrusted processing agreement with Yuxiang Zhiyang for the negative ion sleep device Z5. The contract amount was RMB 19.995 million, with a contract quantity of 2,500 units.

In addition to the above acoustic intelligent product sales, from July 1 to December 31, 2025, Shuhai Jingwei sold 261 acoustic high-tech products to individual customers, generating total revenue of RMB 171,179.88 (approximately USD 24,093).

Operating Performance Overview — Acoustic High-tech Business

During the reporting period, revenue generated from the Company’s acoustic business represented a relatively small portion of the Company’s overall revenue structure. Revenue from the acoustic business was primarily derived from entrusted manufacturing activities, direct sales of acoustic intelligent and high-tech products, and a limited number of renovation and ancillary service agreements.

Although the revenue scale of the acoustic business remained limited during the reporting period, management believes that the execution of the relevant contracts, together with the delivery and sale of the associated products, validated the technical feasibility, manufacturability, and initial market acceptance of the Company’s acoustic environmental disinfection and health-related products. These execution results provided practical evidence supporting the application of the Company’s acoustic technologies in consumer-oriented scenarios and established an operational foundation for subsequent product standardization and broader market deployment.

During the reporting period, the Company’s focus in the acoustic business was not on pursuing rapid short-term revenue growth, but rather on technical validation and capability development across core application areas, including, without limitation, acoustic medical and brain-computer interface-related neuromodulation applications; acoustic robots and intelligent devices for health management; and precision manufacturing and system integration applications within the acoustic industrial sector. In connection with these focus areas, the Company concentrated on product performance verification, production process optimization, and multi-scenario application testing.

Management believes that this gradual, phased approach helps effectively control research and development and commercialization execution risks during the early stages, while laying a solid foundation for the subsequent scale-up and commercialization of the Company’s acoustic technologies. As technological maturity and application validation continue to advance, the Company’s acoustic business is progressively developing replicable and scalable product and solution capabilities, supporting a steady transition toward commercialization.

Centered on acoustic technology as a core underlying capability, the Company has conducted scenario-based validation across multiple application areas, including medical and health applications, brain-computer interface and neuromodulation technologies, intelligent health devices and robots, industrial precision manufacturing, and environmental and public-safety-related applications, and maintains the technical foundation to extend such applications into additional domains.

VI. Future Outlook for the Acoustic Business

Looking forward, the Company views its acoustic high-tech business as a core and long-term strategic pillar, positioned to support multiple application scenarios across healthcare, industrial manufacturing, and intelligent systems. Rather than being limited to a single product category, the Company’s acoustic technologies are applied across diverse application scenarios, with the ability to continuously enhance system performance and functional outcomes in different industry contexts through system-level integration and engineering validation.

In the healthcare domain, the Company intends to continue advancing acoustic-driven health and brain–computer interface technologies, with a focus on non-invasive neuromodulation, signal enhancement, and closed-loop system architectures. These efforts are aimed at supporting applications in health management, rehabilitation, and assisted-care scenarios, while progressively clarifying feasible pathways for system deployment and potential productization through ongoing validation and collaboration.

In parallel, the Company plans to further develop its acoustic technologies for industrial precision processing, leveraging ultrasonic-assisted processing and AI-driven control frameworks to address high-precision manufacturing requirements. Target application areas include semiconductor substrates, aerospace materials, and biomedical micro- and nano-fabrication, where acoustic technologies may enhance processing accuracy, consistency, and system stability through continued engineering validation.

More broadly, management believes that the Company’s acoustic technologies represent a core acoustic technology platform applied across multiple application scenarios, capable of being integrated with artificial intelligence, sensing systems, and control systems to address complex application requirements. As additional application scenarios are validated, the Company expects the scope of acoustic-based solutions to expand accordingly, without being confined to a fixed set of industries or product forms.

Management believes that positioning acoustic high-tech as a core business pillar, rather than a standalone product line, allows the Company to continuously apply its acoustic technologies to new and evolving application scenarios, thereby supporting long-term value creation.

Segment II-5G+ AI multimodal digital

I. Our Business Performance and Ongoing Services of AI Multimodal Digitalization

During the period, the Company continued to deliver its multimodal digital services through solution-based projects, including AI-driven new media and content operations solutions, digital rural development platform solutions, enterprise digital management solutions for small and micro businesses, and data analysis support services for financial-related institutions. These solutions are designed to address concrete operational needs of clients by integrating multimodal data processing with AI-driven analysis and decision support.

The Company’s multimodal digitalization business is primarily delivered through project-based and solution-oriented service arrangements, with implementation cycles, service scopes, and pricing structures customized based on specific client requirements. Depending on the nature of the application scenario, projects may involve phased deployment, iterative optimization, and ongoing service delivery. Certain solutions are provided on a continuous basis with repeat engagements, reflecting the platform’s suitability for supporting clients’ recurring operational and management needs.

The Company’s multimodal platform supports the coordinated processing of text, voice, image, video, and structured data, and enables real-time analysis and intelligent decision support under 5G network conditions. These capabilities allow the Company to deliver AI-driven digital services to customers with high responsiveness, system reliability, and scalability, providing technical support for sustained commercialization across multiple application scenarios.

Management believes that the continued delivery, operational stability, and repeat engagement of these solutions reflect the maturity of the Company’s multimodal platform. The AI multimodal digitalization segment has evolved into a stable service-oriented business component, contributing to the Company’s overall revenue structure while maintaining flexibility to adapt to changing client requirements and application conditions.

II. Technology Framework of 5G+AI Multimodal Digitalization

Datasea’s 5G+AI multimodal digitalization platform is an integrated system designed to process and analyze different types of data—such as text, images, audio, and video—in a coordinated manner. In simple terms, the system enables businesses to collect, understand, and respond to multiple forms of digital information in real time or near real time.

The platform utilizes artificial intelligence models, including Transformer-based architectures. A Transformer model is a widely used AI structure that allows a system to analyze relationships within and across different types of data simultaneously. This enables the platform to perform tasks such as semantic understanding, content generation, and decision support across multiple data formats.Supported by distributed computing and 5G network infrastructure, the system processes multimodal inputs efficiently and converts them into actionable outputs tailored to specific application scenarios.

III. 5G+AI Solutions and Application Projects

During the reporting period, the Company continued to focus on solution-oriented delivery by applying its 5G+AI multimodal capabilities to client projects designed around practical operational and management needs. Rather than deploying standardized software products, the Company structures its solutions based on specific business workflows, data environments, and performance objectives of each project.

Key solution areas include:

●	Digital Solutions for Small and Micro Enterprises, which support customer relationship management, intelligent marketing, and operational analytics to improve efficiency and reduce digitalization costs;

●	New Media and Content Operations Solutions, utilizing AI-generated content and digital human technologies to support automated content production, distribution optimization, and performance monitoring across digital channels;

●	Digital Rural Development Solutions, providing data-driven tools for agricultural management, rural services coordination, and remote operations in support of intelligent rural governance initiatives; and

●	Beauty and Healthcare Digital Management Solutions, offering integrated digital platforms for offline service providers and enabling coordination with the Company’s acoustic hardware products, where applicable, to enhance service efficiency and user experience.

These solutions are primarily delivered to enterprise clients, local service operators, and institutional customers. Project scopes are typically structured to support day-to-day operations, digital management processes, and data-driven decision-making, with implementation approaches adjusted according to client scale and application complexity. Management believes that continued emphasis on solution-based delivery allows the Company to effectively align its technology capabilities with real-world business requirements and supports the sustainable development of the 5G+AI multimodal digitalization segment.

IV. Recent Developments in the 5G+AI Business

Key Customers and Agreements

For the six months ended December 31, 2025, our revenues were $26,808,565. During the reporting period, the Company optimized its product mix by increasing sales of higher-margin offerings, including acoustic intelligent products and 5G+AI multimodal technology solutions, while implementing revenue optimization measures for the 5G+AI multimodal business, which had relatively lower gross margins during its market expansion phase.

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

In addition, the AI engine can intelligently recommend the time and channel for product placement, and the data monitoring module can track the product placement effect in real time, helping the client achieve precise placement in multi-channel e-commerce marketing, reduce costs and improve conversion rates. As of December 31, 2025, revenue of RMB 2,075,471.70 (approximately US$292,123.54) was obtained from Anhui Gukai.

On September 12, 2025, Shuhai Beijing signed an agreement with Yuxiang Zhiyang (Tianjin) Innovation Technology Co., LTD. (hereinafter referred to as “Yuxiang Zhiyang”). Shuhai Beijing has its own independently developed 5G-AI multimodal new media marketing service platform, providing Yuxiang with specialized services for mature system solutions based on cutting-edge technology architectures.

The customized new media marketing service platform solution will focus on supporting the Douyin live-streaming sales and smart home appliance marketing scenarios of Yuxiang Oxygen Production, covering product promotion, user interaction, and live-streaming e-commerce conversion. It will help Yuxiang Oxygen Production build a precise marketing and brand communication system in the Douyin live-streaming sales and smart home appliance marketing scenarios. As of December 31, 2025, revenue of RMB 2,169,811.32 (approximately US$ 305,401.89) was obtained from Yuxiang Smart Oxygen.

On September 13, 2025, Shuhai Beijing signed an agreement with Beijing Shuhai Culture Media Co., LTD. (hereinafter referred to as “Culture Media”). Shuhai Beijing has its own independently developed 5K-AI multimodal new media marketing service platform, providing Culture Media with mature system solution specialized services based on cutting-edge technology architecture.

The new media marketing service platform helps the entire industry with marketing services. Relying on the 5G multi-modal form, the platform can form AI intelligent marketing based on the core technology of the group. With content creation and management, data monitoring and analysis, user operation and interaction as marketing themes, it can send advertisements, manage advertisements, and mark the placement areas and attributes, achieving the precise placement function of new media marketing. As of December 31, 2025, revenue from culture and media was RMB 2,264,150.94 (approximately US$318,680.23).

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

On November 19, 2025, Beijing Shuhai signed an agreement with Hainan Taihe Ruixiang Technology Development Co., Ltd. (hereinafter referred to as “Hainan Taihe Ruixiang”). Beijing Shuhai possesses an independently developed 5G-AI multi-mode new media marketing service platform, providing Hainan Taihe Ruixiang with a mature system solution service based on the cutting-edge technology architecture.The customized new media marketing platform solution will focus on supporting the live-streaming e-commerce product marketing scenarios of Hainan Taihe Ruixiang, covering product promotion, user interaction, and live-streaming e-commerce conversion, helping Hainan Taihe Ruixiang build a precise marketing and brand communication system in the live-streaming e-commerce product marketing scenarios. As of December 31, 2025, Hainan Taihe Ruixiang’s revenue was RMB 2,169,811.32 (approximately USD 305,401.89).

On November 24, 2025, Beijing Shuhai signed a supplementary agreement with Beijing Meimei Partner Network Technology Co., Ltd. (hereinafter referred to as “Beijing Meimei”). Due to the business upgrade of Beijing Meimei, it needs to carry out technical iteration and functional expansion on the original 5G-AI multi-modal small and medium-sized enterprise service platform. Beijing Shuhai has mature upgrade technical solutions and implementation capabilities in this field and will provide technical solution services to Beijing Meimei. As of December 31, 2025, the revenue of Beijing Meimei was RMB 943,396.23 (approximately USD 132,783.43).

On December 1, 2025, Beijing Shuhai signed an agreement with Hainan Taihe Ruixiang Technology Development Co., Ltd. (hereinafter referred to as “Hainan Taihe Ruixiang”). Beijing Shuhai possesses an independently developed 5G-AI multi-modal small and medium-sized enterprise service platform, providing Hainan Taihe Ruixiang with a specialized service solution based on a mature system architecture with cutting-edge technology.Key scenarios such as enterprise management digitalization, efficient business collaboration, data value mining, and compliance security guarantee are supported throughout the entire chain from infrastructure setup, core functional module deployment to business process adaptation. This provides precise service matching and efficient business connection for the small and medium-sized enterprise customers served by Hainan Taihe Ruixiang, ultimately helping Hainan Taihe Ruixiang build a standardized and scalable small and medium-sized enterprise service system, improving service efficiency and customer retention rate, and achieving the scale growth and sustainable operation of the platform business.As of December 31, 2025, Hainan Taihe Ruixiang’s revenue was RMB 2,169,811.32 (approximately USD 305,401.89).

On December 8, 2025, Beijing Shuhai and He Yue (Tianjin) Cultural Media Co., Ltd. (hereinafter referred to as “He Yue”) signed an agreement. Beijing Shuhai possesses an independently developed 5G-AI multi-mode new media marketing service platform, which provides He Yue with a mature system solution service based on the cutting-edge technology architecture.

The new media marketing service platform assists the marketing services of all industries. Relying on the 5G multi-modal form, the platform can form AI intelligent marketing based on the group’s core technology, including content creation and management, data monitoring and analysis, user operation and interaction. It sends, manages and labels advertisements, as well as marks the placement area and attributes for the placement, to achieve the precise placement function of new media marketing.

As of December 31, 2025, He Yue’s revenue was RMB 2,264,150.94 (approximately USD 318,680.23).

On December 4, 2023, Heilongjiang Xunrui signed an agreement with Harbin Yusheng Intelligent Engineering Co., Ltd. (hereinafter referred to as “Yusheng”). Yusheng entrusted Heilongjiang Xunrui to be responsible for the supply and construction, as well as data connection of the high-standard farmland project for smart agriculture in Tielishi - a project of Heilongjiang Xunrui. By December 31, 2025, Yusheng’s revenue was RMB 977,641 (approximately USD 137.603).

Operating Performance Overview

During the reporting period, the Company’s primary revenue was derived from service fees related to its 5G+AI multimodal digital business. From July 1 to December 31, 2025, this segment generated revenue of USD 26.31 million. During this period, based on its long-term development strategy, the Company proactively advanced adjustments to its business direction and revenue structure, focusing on 5G+AI multimodal digital technology solutions with higher gross margins and stronger sustainability, while correspondingly reducing exposure to business segments that were in an expansion phase and characterized by relatively lower gross margins. Against this backdrop, the Company experienced a temporary decline in overall revenue during the reporting period, while achieving a substantial improvement in gross profit and gross margin.

Notwithstanding the above, as the Company’s core revenue source, the 5G+AI multimodal digital business continued to demonstrate strong stability and long-term development potential. Such stability was primarily attributable to the Company’s executed and continuously performed technical service and system solution contracts, under which relevant projects continued to be delivered and revenue was recognized during the reporting period. At the same time, the Company continued to optimize its business structure by increasing the revenue contribution from higher-margin technology solution offerings and reducing the proportion of lower-margin expansion-oriented businesses, which effectively supported the sustained operation of its core business and contributed to ongoing improvements in earnings quality.

From a business composition perspective, multiple technical solutions—including 5G+AI multimodal services for small and micro enterprises, 5G+AI multimodal rural digital services, and 5G+AI multimodal new media marketing services—have achieved commercial revenue realization, generating total revenue of RMB 15.06 million (approximately USD 2.12 million). This indicates that the Company’s 5G+AI multimodal digital business has been fully implemented and has entered a stage of rapid expansion. These solutions are characterized by relatively high gross margins and, through technological innovation and structural optimization, have effectively enhanced the Company’s overall profitability and continuously improved earnings quality.

ESG and Corporate Governance – Quarterly Update

During this quarter, Datasea continued to advance its Environmental, Social, and Governance (ESG) framework, with a primary focus on governance execution, internal process refinement, and ongoing transparency in operations. The Company’s ESG-related efforts during the period emphasized continuity and practical implementation, rather than the introduction of new standalone initiatives.

Compared with the previous quarter, management’s focus shifted toward consolidating governance practices already established, enhancing internal coordination across business units, and reinforcing compliance awareness throughout day-to-day operations.

Corporate Governance and Internal Control Progress

During the quarter, the Company continued to strengthen its corporate governance framework through incremental improvements and ongoing oversight activities, including:

●

Board Oversight and Governance Engagement:

The Board, including independent directors, continued to review governance, compliance, and risk management matters on a regular basis, with an emphasis on internal control effectiveness and disclosure discipline.

●

Internal Control and Compliance Execution:

The Company continued implementing its internal control and compliance processes across subsidiaries and affiliated operating entities, including periodic internal reviews and compliance checks designed to support consistency with applicable SEC and Nasdaq requirements.

●

Disclosure Review and Coordination:

Management maintained its internal review procedures for public disclosures and governance-related information, with continued involvement from relevant functional teams to support accuracy, consistency, and timely reporting.

●

Ethics and Reporting Mechanisms:

Existing employee reporting and internal review mechanisms remained in place during the quarter, supporting ethical conduct, issue escalation, and internal accountability as part of the Company’s governance framework.

Management believes that these ongoing governance practices contribute to a stable and disciplined operating environment and support transparent engagement with investors and regulators.

Environmental and Operational Practices

During the quarter, Datasea continued to promote environmentally responsible practices within its operations, particularly at its Shenzhen-based subsidiary. These efforts focused on maintaining previously implemented green office initiatives, including waste classification, paperless workflows, and energy usage management.

The Company believes that maintaining operational discipline in environmental practices, even without the introduction of new programs during the quarter, supports long-term sustainability objectives and responsible resource utilization.

Employee Engagement and ESG Awareness

The Company continued to promote ESG awareness among employees through internal communication, training, and participation-oriented initiatives. Employee engagement activities related to environmental responsibility and ethical conduct were maintained during the quarter, reinforcing ESG-related awareness as part of the Company’s organizational culture.

Management believes that sustained employee participation is an important component of effective ESG execution and supports the practical implementation of governance and sustainability principles.

Outlook

Looking ahead, Datasea intends to continue advancing its ESG framework in a measured and governance-centered manner. The Company plans to further refine internal governance processes, enhance risk and compliance oversight, and progressively improve ESG-related data organization and reporting practices.

Management believes that a disciplined, execution-focused ESG approach supports long-term operational stability, regulatory compliance, and sustainable value creation, while remaining aligned with the Company’s current stage of development and business priorities.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ending December 31, 2025 and 2024, the Company had a net loss of approximately $0.54 million and $1.14 million, respectively. For the six months ending December 31, 2025 and 2024, the Company had a net loss of approximately $0.74 million and $3.10 million, respectively. The Company had an accumulated deficit of approximately $45.27 million as of December 31, 2025, and cash flow from operating activities of approximately $1.54 million and $(1.59) million for the six months ended December 31, 2025 and 2024, respectively.

The historical operating results indicate the Company has recurring losses from operations which raise the question related to the Company’s ability to continue as a going concern although the range of such recurring operating losses has narrowed in recent years. There can be no assurance the Company will become profitable or obtain necessary financing for its business and investments or that it will be able to continue in business and investments. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of December 31, 2025, the Company had cash of $671,785.

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

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our consolidated financial statements included in this report.

New Software Copyright Acquired from July 1, 2025 to December 31, 2025

Software Copyright Owned by Shuhai Beijing

No.	Certification	Certificate No.
1	Multi-modal Data Intelligent Fusion Analysis System	Ruan Zhu Deng Zi No.16017456
2	Visual-linguistic joint emotion recognition system	Ruan Zhu Deng Zi No. 16019239
3	Sleep aid device user effectiveness analysis system	Ruan Zhu Deng Zi No. 16017039
4	Multi-modal Data Asset Precise Analysis System	Ruan Zhu Deng Zi No.16110664
5	Consumer Comprehensive Annotation System	Ruan Zhu Deng Zi No. 16295048
6	Service Provider Marketing Service System	Ruan Zhu Deng Zi No. 16295075
7	Multi-modal Marketing Plan Management System	Ruan Zhu Deng Zi No. 16295118
8	AI Multimodal Order Analysis System	Ruan Zhu Deng Zi No. 16295142

Software Copyright owned by Xunrui Technology

No.	Certification	Certificate No.
1	5G-AI Multi-modal Big Health Management Platform V1.0	Ruan Zhu Deng Zi No.16289179
2	5G-AI Multi-modal Digital Rural Service Platform V1.0	Ruan Zhu Deng Zi No. 16289834
3	5G-AI Multi-modal Email Reading and Management Platform V1.0	Ruan Zhu Deng Zi No.16281116
4	AI Intelligent Marketing Management Platform V1.0	Ruan Zhu Deng Zi No. 16278887
5	5G-AI SMS Delivery Platform V1.0	Ruan Zhu Deng Zi No.16289816

Software Copyright owned by Tianjin Information

No.	Certification	Certificate No.
1	Intelligent acoustic environment adaptive noise reduction platform	Ruan Zhu Deng Zi No.16185992
2	AI enterprise aggregated user cloud platform	Ruan Zhu Deng Zi No. 15844106
3	Multimodal acoustic fusion analysis software	Ruan Zhu Deng Zi No.16029826
4	Supply Chain Management System	Ruan Zhu Deng Zi No. 15472698
5	Multimodal intelligent content generation and synthesis system	Ruan Zhu Deng Zi No.16328796

Patents that are currently under application from July 1, 2025 to December 31, 2025

Patent owned by Shuhai Beijing

No.	Certification	Request No.
1.	A brain-computer interface method and system based on real-time closed-loop vibration enhancement	ZL 2025111467773
2.	A human-computer interaction method based on multi-modal data	ZL 202510900234X
3.	A signal enhancement method and system for brain-computer interface based on acoustic wave coupling	ZL 2025111905621
4.	A brainwave intelligent driving system	ZL 2021104654635

Patent owned by GuozhongTimes

No.	Certification	Request No.
1.	A resource allocation method for 6G dense networking without overlapping interference based on deep reinforcement learning	ZL2023101483037

Results of Operations

Comparison of the three months ended December 31, 2025, and 2024

The following table sets forth the results of our operations for the three months ended December 31, 2025, and 2024, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2025	% of Revenues	2024	% of Revenues
Revenues	$12,995,014		$20,456,404
Cost of revenues	11,802,056	90.8%	20,038,952	98.0%
Gross profit	1,192,958	9.2%	417,452	2.0%
Selling expenses	328,974	2.5%	407,669	2.0%
Research and development	733,243	5.6%	74,402	0.4%
General and administrative expenses	647,317	5.0%	1,173,733	5.7%
Total operating expenses	1,709,534	13.2%	1,655,804	8.1%
Loss from operations	(516,576)	(4.0)%	(1,238,352)	(6.1)%
Non-operating income(expenses), net	(22,091)	(0.2)%	110,636	0.5%
Loss before income taxes	(538,667)	(4.1)%	(1,127,716)	(5.5)%
Income tax expense	-	-%	-	%
Loss before noncontrolling interest	(538,667)	(4.1)%	(1,127,716)	(5.5)%
Less: loss attributable to noncontrolling interest	92	(0.001)%	8,562	0.04%
Net loss to the Company	(538,759)	(4.1)%	(1,136,278)	(5.6)%

Revenues

For the three months ended December 31, 2025, revenue was $12,995,014, compared with $20,456,404 in the same period last year. Revenue decreased by $7,461,390, or 36.5%. The main reason for the decline in revenue lies in the Company’s proactive contraction of its low-margin 5G AI multimodal traffic business and its continuous optimization of the overall business structure, focusing on high-value-added sectors. Despite a decline in revenue, the Company’s gross profit margin significantly increased from 2.0% in the same period of the previous year to 9.2%, demonstrating the effectiveness of the Company’s business transformation oriented towards profit quality.

From October 1, 2025 to December 31, 2025, the Company generated revenue of $12,995,014, including $12,988,682 from the 5G AI multimodal digital business, $6,330 from acoustic intelligence business and $2 from other. From October 1, 2024 to December 31, 2024, the Company generated revenue of $20,456,404, including $20,085,988 from the 5G AI multimodal digital business, $326,936 from software licensing, 43,304 from acoustic intelligence business and $176 from other.

Management believes that the substantial improvement in gross profit and gross margin reflects the continued execution of the Company’s strategic transition toward technology-driven, high-value-added business models. During the six-month period, the Company deliberately moderated revenue growth by reducing standardized, low-margin services, while increasing the contribution from higher-margin, solution-oriented and technology-driven offerings.

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

In terms of business composition, several of the Company’s technical solutions— such as 5G+ AI multi-modal services for small, medium and micro enterprises, 5G+ AI multi-modal digital rural services, and 5G +AI multi-modal new media marketing services— have achieved commercial revenue realization, generating a total of RMB 8.52million (approximately USD1.20 million). This signifies that the Company’s 5G+AI multimodal digital business has been fully implemented and entered a stage of rapid expansion. Meanwhile, these solutions are characterized by high gross margins, which have effectively elevated the Company’s overall profitability and demonstrated continuous improvement in profit quality through technological innovation and structural optimization.

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

Cost of Revenues

For the three months ended December 31, 2025, we recorded a cost of revenues of $11,802,056, compared to $20,038,952 for the same period in 2024, reflecting a decrease of $8,236,896 or 41.1%. The cost of revenues for the three months ended December 31, 2025, was primarily driven by 5G AI multimodal digital platform fees and cloud platform construction costs paid to suppliers. The decrease in the cost of revenues was mainly due to the less revenue generated from the 5G AI multimodal digital segment.

For the three months ended December 31, 2025, the costs were as follows: $11.76 million for 5G AI multimodal digital, $39,875 for the acoustic intelligence business, and the cost of other was $354. For the three months ended December 31, 2024, the cost of 5G AI multimodal digital was $19.71 million, the cost of software licensing was $317,414 and the cost of acoustic intelligence business was $16,184.

Gross Profit

Gross profit for the three months ended December 31, 2025, was $1,192,958 compared to $417,452 for the three months ended December 31, 2024, representing an increase of $775,506. This increase in gross profit was primarily driven by increased sales of high-margin products during the three months ended December 31, 2025 as a result of the Company’s adjusting of its revenue focus on high margin products and services.

Gross margin was 9.2% for the three months ended December 31, 2025, compared to 2.0% for the same period in 2024. The improvement in gross margin was primarily driven by the rapid growth of high-margin customized solution projects, along with the Company’s significant increase in market share. The growth in gross profit indicates that the Company has substantial development potential in its operations, including:

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses for the three months ended December 31, 2025 were $328,974, compared to $407,669 for the same period in 2024, reflecting a decrease of $78,695, or 19.3%. The decrease was mainly due to the decrease of advertising and marketing expenses by $460,467 and decreased payroll expense and benefits by $26,526, which was partly offset by increased service fee by $70,015, and increased consulting fee by $338,500.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products, while continuing to develop 5G-related applications. We incurred R&D expenses of $733,243 and $74,402 during the three months ended December 31, 2025 and 2024, respectively, representing an increase of $658,841 or 885.5% as compared to the same period of 2024.

Research and development expenses for the three months ended December 31, 2025, totaled $733,243. The Company’s research and development efforts have yielded several significant outcomes, including:

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

General and administration expenses decreased $526,416, or 44.9% from $1,173,733 during the three months ended December 31, 2024, to $647,317 during the three months ended December 31, 2025. The decrease was mainly due to decreased professional service fee by $264,846, decreased rent expense by 20,624, decreased amortization expense of intangible asset by $246,571, and decreased auto expense by $40,523, which was partly offset by increased meal and entertainment expense by $23,551.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating expense was $22,091 for the three months ended December 31, 2025, consisting mainly of interest income of $54 and other expenses of $22,145. Non-operating income were $110,636 for the three months ended December 31, 2024, consisting mainly of interest income of $875 and other income of $109,761.

Net Loss

We generated net loss of $538,759 and $1,136,278 for the three months ended December 31, 2025 and 2024, respectively, a $597,519 or 52.6% decrease by comparing with the same period of 2024. The decrease in net loss was mainly due to increase in gross profit and decrease in operating expenses as explained above.

Comparison of the six months ended December 31, 2025, and 2024

The following table sets forth the results of our operations for the six months ended December 31, 2025, and 2024, respectively, indicated as a percentage of net sales. Certain columns may not add up due to rounding.

	2025	% of Revenues	2024	% of Revenues
Revenues	$26,808,565		$41,537,498
Cost of revenues	24,446,515	91.2%	40,923,065	98.5%
Gross profit	2,362,050	8.8%	614,433	1.5%
Selling expenses	722,791	2.7%	1,403,718	3.4%
Research and development	1,246,167	4.6%	177,481	0.4%
General and administrative expenses	1,198,291	4.5%	2,302,136	5.5%
Total operating expenses	3,167,249	11.8%	3,883,335	9.3%
Loss from operations	(805,199)	(3.0)%	(3,268,902)	(7.9)%
Non-operating income, net	65,373	0.2%	170,517	0.4%
Loss before income taxes	(739,826)	(2.8)%	(3,098,385)	(7.5)%
Income tax expense	-	-%	-	-%
Loss before noncontrolling interest	(739,826)	(2.8)%	(3,098,385)	(7.5)%
Less: loss attributable to noncontrolling interest	(41)	(0.0002)%	(118)	(0.0003)%
Net loss to the Company	(739,785)	(2.8)%	(3,098,267)	(7.5)%

Revenues

For the six months ended December 31, 2025, revenue was $26,808,565, compared with $41,537,498 in the same period last year. Revenue decreased by $14,728,933, or 35.5%. The main reason for the decline in revenue lies in the Company’s proactive contraction of its low-margin 5G AI multimodal traffic business and its continuous optimization of the overall business structure, focusing on high-value-added sectors. Despite a decline in revenue, the Company’s gross profit margin significantly increased from 1.5% in the same period of the previous year to 8.8%, demonstrating the effectiveness of the Company’s business transformation oriented towards profit quality.

From July 1, 2025 to December 31, 2025, the Company generated revenue of $26,808,565, including $26,313,993 from the 5G AI multimodal digital business, $494,279 from acoustic intelligence business and $293 from other. From July 1, 2024 to December 31, 2024, the Company generated revenue of $41,537,498, including $41,161,572 from the 5G AI multimodal digital business, $3,046 from Smart City Business, $45,768 from acoustic intelligence business and $326,936 from software licensing.

Management believes that the substantial improvement in gross profit and gross margin reflects the continued execution of the Company’s strategic transition toward technology-driven, high-value-added business models. During the six-month period, the Company deliberately moderated revenue growth by reducing standardized, low-margin services, while increasing the contribution from higher-margin, solution-oriented and technology-driven offerings.

In terms of business composition, several of the Company’s technical solutions— such as 5G+ AI multi-modal services for small, medium and micro enterprises, 5G+ AI multi-modal digital rural services, and 5G +AI multi-modal new media marketing services— have achieved commercial revenue realization, generating a total of RMB 15.06million (approximately USD2.12 million). This signifies that the Company’s 5G+AI multimodal digital business has been fully implemented and entered a stage of rapid expansion. Meanwhile, these solutions are characterized by high gross margins, which have effectively elevated the Company’s overall profitability and demonstrated continuous improvement in profit quality through technological innovation and structural optimization.

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

Cost of Revenues

For the six months ended December 31, 2025, we recorded a cost of revenues of $24,446,515, compared to $40,923,065 for the same period in 2024, reflecting a decrease of $16,476,550 or 40.3%. The cost of revenues for the six months ended December 31, 2025, was primarily driven by 5G AI multimodal digital platform fees and cloud platform construction costs paid to suppliers. The decrease in the cost of revenues was mainly due to the less revenue generated from the 5G AI multimodal digital segment.

For the six months ended December 31, 2025, the costs were as follows: $24.1 million for 5G AI multimodal digital, $384,230 for the acoustic intelligence business, and the cost of other was $1,643. For the six months ended December 31, 2024, the costs were as follows: $40.6 million for 5G AI multimodal digital, $1,716 for smart city, $317,414 for software licensing, and $16,593 for the acoustic intelligence business.

Gross Profit

Gross profit for the six months ended December 31, 2025, was $2,362,050 compared to $614,433 for the six months ended December 31, 2024, representing an increase of $1,747,617. This increase in gross profit was primarily driven by increased sales of high-margin products during the six months ended December 31, 2025 as a result of the Company’s adjusting of its revenue focus on high margin products and services.

Gross margin was 8.8% for the six months ended December 31, 2025, compared to 1.5% for the same period in 2024. The improvement in gross margin was primarily driven by the rapid growth of high-margin customized solution projects, along with the Company’s significant increase in market share. The growth in gross profit indicates that the Company has substantial development potential in its operations, including:

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

Selling, General and Administrative, and Research and Development Expenses

Selling expenses for the six months ended December 31, 2025 were $722,791, compared to $1,403,718 for the same period in 2024, reflecting a decrease of $680,927, or 48.5%. The decrease was mainly due to the decrease of advertising and marketing expenses by $1,066,539 and decreased payroll expense and benefits by $24,047, which was partly offset by increased service fee by $53,404, increased consulting fee by $338,500, and increased rent expense and property management fee by $22,855.

Currently, we are focusing on expanding the Company’s leading acoustics high-tech technologies and products, while continuing to develop 5G-related applications. We incurred R&D expenses of $1,246,167 and $177,481 during the six months ended December 31, 2025 and 2024, respectively, representing an increase of $1,068,686 or 602.1% as compared to the same period of 2024.

Research and development expenses for the six months ended December 31, 2025, totaled $1,246,167. The Company’s research and development efforts have yielded several significant outcomes, including:

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

General and administration expenses decreased $1,103,845, or 48.0% from $2,302,136 during the six months ended December 31, 2024, to $1,198,291 during the six months ended December 31, 2025. The decrease was mainly due to decreased professional service fee by $765,134, decreased rent expense by 53,339, decreased welfare expense by $17,093, and decreased amortization expense of intangible asset by $277,647, which was partly offset by increased other expenses by $5,566.

We are treating human capital as a key indicator to drive business growth and technical innovation, also pursuing better integrated channels with related industries.

Non-Operating Income (Expenses), net

Non-operating income was $65,373 for the six months ended December 31, 2025, consisting mainly of interest income of $76 and other income of $65,297. Non-operating income was $170,517 for the six months ended December 31, 2024, consisting mainly of interest income of $4,930 and other income of $165,587.

Net Loss

We generated net loss of $739,785 and $3,098,267 for the six months ended December 31, 2025 and 2024, respectively, a $2,358,482 or 76.1% decrease by comparing with the same period of 2024. The decrease in net loss was mainly due to increase in gross profit and decrease in operating expenses as explained above.

Accounts receivable

The operating revenue of the six months ended December 31, 2025, was $26,808,565, the balance of accounts receivable was $1,288,297 at December 31, 2025. In the same period last year, the operating revenue was $41,537,498, and the accounts receivable balance was $210,980 at December 31, 2024. This quarter, the Company further segmented the market, planned eight regional headquarters, strengthened the collection control, and promoted the fund collection of contracted delivery projects, which led to the benign return of funds and had a far-reaching impact on the future.

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

As of December 31, 2025, we had a working capital deficit of $2,017,373 or a current ratio of 0.6:1, and current assets in the amount of $3,024,170. As of June 30, 2025, our working capital deficit was $704,978, with a current ratio of 0.8:1, and current assets were $2,922,272.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2025 and 2024, respectively.

	2025	2024
Net cash provided by (used in) operating activities	$1,540,994	$(1,587,575)
Net cash used in investing activities	$(2,834,002)	$(3,957,527)
Net cash provided by financing activities	$1,333,960	$5,659,128

Cash Flow from Operating Activities

Net cash provided by operating activities was $1,540,994 during the six months ended December 31, 2025, compared to net cash used in operating activities of $1,587,575 during the six months ended December 31, 2024, a decrease in cash outflow of $3,128,566.

The decrease in cash outflow was mainly due to (1) decreased cash outflow on accounts payable by $672,144, (2) decreased cash outflow on inventory by $227,148, (3) decreased cash outflow on accrued expense and other payables by $203,283, (4) decreased cash outflow on value-added tax prepayment by $78,137, and (5) decreased net loss with non-cash adjustment by $3.6 million, which was partly offset by (1) decreased cash inflow on prepaid expenses and other current assets by $1.1 million, 2) decreased cash inflow on unearned revenue by $149,424, and (3) decreased cash inflow on accounts receivable by $394,925.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $2.83 million for the six months ended December 31, 2025, which consisted of cash paid for the acquisition of office furniture and equipment of $340 and cash paid for acquisition of intangible assets by $2.83 million. Net cash used in investing activities totaled $3.96 million for the six months ended December 30, 2024, which consisted of cash paid for the acquisition of office furniture and equipment of $7,255, and cash paid for acquisition of intangible assets by $3.95 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,333,960 during the six months ended December 31, 2025, which was from net proceeds from related parties of $67,206, and proceeds from loans of $1,226,754. Net cash provided by financing activities was $5,659,128 during the six months ended December 31, 2024, which was from the net proceeds from sale of our common stock through an equity financing of 5,939,133, which was partly offset by repayment of loan payables of $40,698 and repayment to related parties of $239,307.

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

On April 10, 2024, Guozhong Times entered a loan agreement with Bank of Beijing for the amount of RMB 500,000 ($70,158) with a term of 12 months with a preferential annual interest rate of 3.45% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $619 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $1,229 interest expense for this loan. On April 9, 2025, the loan was paid in full.

On April 23, 2024, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 550,000 ($77,173) with a term of 12 months with the annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $961 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $1,939 interest expense for this loan. On April 23, 2025, the loan was paid in full.

On April 25, 2024, Shuhai Beijing entered a loan agreement with Industrial Bank Co., Ltd for the amount of RMB 2,000,000 ($280,631) with a term of 12 months with a preferential annual interest rate of 3.88% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $2,741 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $5,527 interest expense for this loan. On April 24, 2025, the loan was paid in full.

On May 28, 2024, Guozhong Times entered a loan agreement with China Everbright Bank for the amount of RMB 1,000,000 ($140,315) with a term of 12 months with the annual interest rate of 3.4% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $1,201 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $2,422 interest expense for this loan. On May 27, 2025, the loan was paid in full.

On June 20, 2024, Shuhai Beijing entered a loan agreement with Bank of China for the amount of RMB 4,000,000 ($561,262) with a term of 12 months with a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid nil and $3,518 interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid nil and $6,552 interest expense for this loan. On June 19, 2025, the loan was paid in full.

On March 31, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 6,000,000 ($835,864) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $4,927 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $9,874 and nil interest expense for this loan. As of December 31, 2025, $853,631 was recorded as current liabilities. Liu Fu is the guarantor of this loan agreement.

On May 20, 2025, Guozhong Times entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 3.00% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $3,207 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $6,433 and nil interest expense for this loan. As of December 31, 2025, $426,815 was recorded as current liabilities.

On May 21, 2025, Guozhong Times entered a loan agreement with Beijing Rural Commercial Bank Economic and Technological Development Zone Branch for the amount of RMB 1,000,000 ($139,692) with a term of 12 months with a fixed annual interest rate of 4.95% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $1,748 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $3,484 and nil interest expense for this loan. As of December 31, 2025, $142,272 was recorded as current liabilities. Liu Zhixin is the guarantor of this loan agreement.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Bank of China for the amount of RMB 1,500,000 ($210,500) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. On June 11, 2025, Shuhai Beijing entered another credit line agreement with Bank of China for the amount of RMB 2,500,000 ($350,800) with a term of 12 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.30% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $3,285 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $6,582 and nil interest expense for this loan. As of December 31, 2025, $569,087 was recorded as current liabilities. Liu Fu is the guarantor of these two credit lines.

On June 6, 2025, Shuhai Beijing entered a credit line agreement with Beijing Bank for the amount of RMB 3,000,000 ($419,076) with a term of 12 months, the credit line has a fixed annual interest rate of 2.70% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $2,892 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $5,795 and nil interest expense for this loan. As of December 31, 2025, $426,815 was recorded as current liabilities. Liu Fu is the guarantor of this loan credit line.

On September 23, 2025, Shuhai Beijing entered a credit line agreement with China Construction Bank for the amount of RMB 5,000,000 ($711,359) with a term of 36 months from the first withdrawing date, the credit line has a preferential annual interest rate of 2.55% to be paid every 20th of each Month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $2,632 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $2,632 and nil interest expense for this loan. As of December 31, 2025, $711,359 was recorded as current liabilities. Liu zhixin is the guarantor of this loan agreement.

On September 30, 2025, Guozhong Times entered a loan agreement with Bank of China for the amount of RMB 2,000,000 ($281,472) with a term of 12 months with an annual interest rate of 2.35% to be paid every 21st of the third months of each quarter. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $1,507 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $1,507 and nil interest expense for this loan. As of December 31, 2025, $284,544 was recorded as current liabilities. Liu zhixin is the guarantor of this loan agreement.

On October 10, 2025, Shuhai Beijing entered a credit line agreement with Bank of Communications Beijing Free Trade Zone Branchfor the amount of RMB 2,000,000 ($284,544) with a term of 24 months, the credit line has a fixed annual interest rate of 2.65% to be paid every 21st of each month. For the three months ended December 31, 2025 and 2024, the Company recorded and paid $1,103 and nil interest expense for this loan. For the six months ended December 31, 2025 and 2024, the Company recorded and paid $1,103 and nil interest expense for this loan. As of December 31, 2025, $284,544 was recorded as current liabilities. Liu Fu is the guarantor of this loan credit line.

Financial index analysis

For the six months ended December 31, 2025 and December 31, 2024, the Company’s gross profit was $2,362,050 and $614,433, respectively. Gross profit increased by $1,747,617 from the same period last year, an increase of 284.4% from the same period last year, and the current period increased market share and revenue significantly, so the gross margin increased simultaneously. The increase in gross profit margin means that the Company’s development and operation has great potential ability. The reasons for the increase in gross profit are analyzed as follows:

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

For the six months ended December 31, 2025 and 2024, the research and development expenses were $1,246,167 and $177,481 respectively. The investment in research and development increased by $1,068,686, representing a 602.1% growth compared to the same period last year. Through increasing research and development investment, we are actively laying out new product tracks. This strategic investment reflects that the Company is accumulating strength and injecting strong momentum for future performance growth. This forward-looking layout will not only help us seize the technological high ground in emerging markets, but also build a product matrix advantage for the future. We firmly believe that the current continuous investment in innovation will surely translate into tomorrow’s market leadership and sustained growth in value returns.

For the six months ended December 31, 2025 and 2024, the operating expenses were $3,167,249 and $3,883,335 respectively. The operating expenses decreased by $716,086, representing a 18.4% reduction compared to the same period last year.

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

As of December 31, 2025 and June 30 2025, the Company’s cash balance was $671,785 and $620,807, respectively, an increase of $ 50,978, or 8.21%, from the beginning of the period. The main reason is that the Company successfully obtained bank loans and an increase in gross profit during this period enhanced the visibility of the Company, enhanced the competitiveness of the Company, provided strong financial support for the Company’s business expansion and projects, and used for technology research and development, market expansion, corporate brand building, etc., laying a solid foundation for the sustainable development of the Company.

The increased demand for products and services brought about by the Company’s increased sales revenue and the expansion of financing channels brought about by a number of capital inflows, the Company to optimize the asset structure, enhance the corporate capital capacity and liquidity.

As of December 31, 2025 and June 30, 2025, the intangible assets were $5,297,992 and $ 3,495,984 respectively. The intangible assets increased by $1,802,008, representing a 51.55% increase compared to the beginning of the period .

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

As of December 31, 2025 and June 30, 2025, the outstanding bank loans were $3,699,067 and $2,374,767 respectively. The amount increased by $1,324,300 , representing a 55.77% increase compared to the beginning of the period. The increase in the bank’s short-term loan all come from well-known Chinese banks, such as China Construction Bank and Bank of China, directly reflects the Company’s excellent credit standing, healthy financial performance, and stable debt repayment capacity. This move not only enhances our financial liquidity, providing a solid guarantee for seizing market opportunities, but also indicates that the bank holds a highly optimistic attitude towards our future development prospects, heralding a more stable bank-enterprise partnership.

For the six months ended December 31, 2025 and 2024, the gross profit margins were 8.8% and 1.5% respectively. The overall gross profit margin of the Company has significantly improved. This positive change is mainly attributed to the Company’s proactive and successful product structure optimization strategy, which strategically increased the sales proportion of high-margin products. The core driving factors come from two innovative product lines: acoustic intelligent products and 5G-AI multi-modal technology solutions. This financial result not only proves the correctness of the Company’s strategic decisions, but also clearly reflects that our product innovation has been recognized by the market, and the enterprise is steadily developing in the direction of high quality and high efficiency.

For the six months ended December 31, 2025 and 2024, the Company’s net losses were $739,785 and $3,098,267 respectively. The Company’s losses have significantly decreased, and its business situation has shown a stable and recovering trend. This indicates that the strategic adjustments, cost control, and business optimization measures implemented by the Company have begun to yield results, and they have started to achieve substantial revenue generation. This positive change marks that the Company’s operations have gradually returned to normal, laying a solid foundation for our anticipation of future profit prospects. The Company’s future development is promising.

As of December 31, 2025 and June 30, 2025, the shareholders’ equity was $3,481,783 and $2,952,208 respectively, increasing by $529,575, representing a 17.9% increase compared to the beginning of the period. The increase in the total shareholder equity of the Company is a core indicator of the enhancement of the enterprise’s capital strength. It not only directly boosts the intrinsic value of the enterprise but also significantly enhances its financial stability and resilience in resisting internal and external risks, laying a solid foundation for the enterprise’s sustainable operation and long-term development.

As of December 31, 2025 and June 30, 2025, accounts receivable were $1,288,297 and $1,374,180 respectively, a decrease of $85,883, representing a reduction of 6.25% compared to the beginning of the period. A decline in accounts receivable indicates that the company’s ability to collect payments has been enhanced, and sales have been converted into cash more quickly, directly improving the efficiency of cash flow. This not only reduces the risk of bad debts and ensures the quality of profits, but also indicates that the company can achieve growth in a healthier way.

Outlook and Strategic Priorities

Overview

Building on the structural adjustments and operational progress achieved during the six months ended December 31, 2025, Datasea Inc. enters the first quarter of fiscal year 2026 with a clearer execution focus and a more refined business structure. The Company’s dual business segments—Acoustic High-Tech and 5G+AI Multimodal Digitalization—have each advanced from initial scale expansion toward more application-oriented and value-focused development.

Management views fiscal year 2026 as a period of execution, validation, and continuously expansion, during which previously established technology platforms and solution frameworks are expected to translate into more stable revenue contribution, improved margin quality, and clearer commercialization pathways.

Strengthened R&D Execution and Technology Advancement

Going forward, the Company will continue to advance its research and development activities; however, the focus of R&D will further shift from forward-looking and exploratory research toward engineering validation, system optimization, and application readiness enhancement. Management believes that the primary objective of R&D at this stage is to enable acoustic-related technologies with an established technical foundation to achieve stable operation and deployable capability within specific application scenarios.

Acoustic Medical and Health-Related Applications

In the area of acoustic medical and health-related applications, including brain–computer interface and neuromodulation use cases, the Company’s R&D efforts will concentrate on engineering-level system validation and scenario-based application deployment. Relevant activities primarily focus on evaluating the system-level performance of non-invasive acoustic modulation technologies in application environments such as health-related robots and intelligent devices.

R&D efforts will emphasize:

●	the stability and consistency of acoustic neuromodulation systems under continuous operating conditions;

●	the coordination and integration performance among acoustic signal enhancement and modulation modules, sensing systems, control frameworks, and intelligent algorithms;

●	the adaptability and repeatability of system performance across different application environments.

These R&D initiatives are intended to progressively translate previously completed forward-looking or exploratory research outcomes into system solutions with engineering feasibility and application readiness, thereby laying the foundation for further validation and potential productization.

Precision Acoustics and Industrial Applications

In the area of precision acoustics and industrial applications, the Company will continue advancing the engineering application of ultrasonic technologies integrated with artificial intelligence, with R&D efforts focused on building modular and system-level integration capabilities for industrial use cases.

Key R&D activities will include:

●	developing general-purpose functional modules for industrial machine tool upgrades based on “ultrasonics + AI” integrated technologies, designed to be compatible with mainstream numerical control systems and to address precision processing requirements in sectors such as aerospace and automotive manufacturing;

●	in the field of ultra-precision processing, continuing to advance system-level integration solutions for high-end manufacturing scenarios, with a focus on ultra-precision processing requirements for semiconductor substrates and biomedical micro- and nano-scale devices, while enhancing precision control, system coordination, and long-term operational stability.

Management believes that these precision acoustics R&D initiatives support the practical deployment of acoustic technologies in advanced manufacturing and provide a replicable engineering pathway for the Company’s expansion into industrial application scenarios.

5G+AI Multimodal Digitalization R&D Focus

In the 5G+AI multimodal digitalization segment, R&D activities will primarily focus on the operational performance, scalability, and system reliability of existing solutions, supporting the continued delivery and optimization of ongoing project-based and solution-oriented services, rather than introducing new foundational model architectures.

Related technical work will emphasize improving system stability and delivery efficiency in real-world business environments to better support current commercialization efforts.

Management Assessment

Management believes that this execution- and deployment-oriented R&D strategy enhances the capital efficiency of research investment, aligns technological advancement more closely with near- to mid-term business needs, and supports the Company’s continued development across its healthcare-related and industrial application focus areas.

Market Expansion and Commercial Execution

For fiscal year 2026, the Company’s market strategy emphasizes deepening commercialization within existing markets while selectively expanding international exposure.

●	In the United States, the Company plans to continue advancing market entry for acoustic-related products through regulatory preparation, channel development, and localized partnerships, building on initial progress achieved in prior periods.

●	In China, commercial efforts will remain focused on solution-based delivery across healthcare, beauty, environmental, and enterprise digitalization sectors, leveraging existing customer relationships and channel infrastructure.

●	Rather than broad geographic expansion, management’s priority is to validate repeatability and scalability within current target markets before committing additional resources to new regions.

Strategic Partnerships, M&A, and Ecosystem Development

Following earlier ecosystem-building initiatives, the Company’s approach to partnerships and potential acquisitions in fiscal year 2026 will be selective and execution-driven.

●	Collaboration with research institutions and industry partners will continue to emphasize application validation, system integration testing, and commercialization feasibility, particularly in healthcare-related acoustic systems and industrial precision applications.

●	Any potential M&A activities will be evaluated primarily on their ability to enhance system integration capability, application deployment efficiency, or intellectual property depth, rather than scale expansion alone.

Management believes this disciplined approach reduces integration risk and supports sustainable long-term value creation.

Product Portfolio Optimization and Margin Focus

With product structure optimization already underway, the Company’s near-term priority is to reinforce high-value product and solution lines while maintaining operational discipline.

●	Acoustic health-related products, system-level acoustic solutions, and customized AI-driven digital services are expected to remain central to the Company’s value proposition.

●	The Company will continue transitioning from transaction-based revenue toward solution-oriented and service-supported delivery models, supporting more predictable revenue characteristics.

●	Standardization efforts will focus on internal modularization and operational efficiency, rather than rapid external product line expansion.

Financial and Operational Outlook

Management remains focused on profit quality, cost discipline, and sustainable growth in fiscal year 2026.

●	Revenue contribution is expected to continue from existing solution-based contracts in the AI multimodal segment, alongside gradual contribution from acoustic product commercialization.

●	Operating and R&D expenditures will remain closely aligned with identifiable business objectives and validation milestones.

●	The Company anticipates that continued refinement of product mix and solution delivery will support further improvement in gross margin profile over time.

Market Trends and Industry Positioning

Management continues to believe that the convergence of acoustic technologies and AI-enabled systems presents long-term structural opportunities across multiple industries. However, the Company’s near-term focus remains on practical application validation rather than broad market claims.

Key areas of continued relevance include:

●	Healthcare and wellness applications emphasizing non-invasive, system-based solutions;

●	Industrial and manufacturing scenarios requiring precision, stability, and repeatability;

●	Enterprise digitalization services requiring integrated data processing and decision support.

Corporate Governance and Operational Discipline

The Company will continue to prioritize corporate governance, regulatory compliance, and internal control as core operational foundations during fiscal year 2026.

●	Existing governance structures, internal control procedures, and disclosure processes will remain in place, with continued emphasis on execution consistency across operating entities.

●	Management believes that maintaining governance discipline is essential to supporting the Company’s ongoing transformation and international business activities.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and June 30, 2025, the Company had a $0 bad debt allowance for credit losses.

Inventories, Net

Inventory is comprised principally of intelligent temperature measurement face recognition terminal and identity information recognition products, and is valued at the lower of cost or net realizable value. The value of inventory is determined using the first-in, first-out method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported net of such allowances. There were $155,731 and $152,907 allowances for slow-moving and obsolete inventory (mainly for Smart-Student Identification cards) as of December 31, 2025 and June 30, 2025, respectively.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows as of December 31, 2025.

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

Due to the deficiencies described below, the management concluded that during the reporting period from July to December 2025, the internal controls of the Company regarding financial reporting were not effective. These defects are more common in many small companies with fewer employees, as follows:

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

None

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

DATASEA INC.

Date: February 12, 2026	By:	/s/ Zhixin Liu
	Name:	Zhixin Liu
	Title:	President
Chief Executive Officer
(principal executive officer)

Date: February 12, 2026	By:	/s/ Mingzhou Sun
	Name:	Mingzhou Sun
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)